Form 10-Q
period 2020-06-30
ZoomInfo Technologies Inc.
filed 2020-08-11
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-39310

ZoomInfo Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3721253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Broadway Street, Suite 900
Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)
(800) 914-1220
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	ZI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 7, 2020, the number of outstanding shares of the registrant's common stock was:
51,994,291 shares of Class A common stock.
239,148,743 shares of Class B common stock.
98,106,387 shares of Class C common stock.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2020

i

GLOSSARY
As used in this quarterly report on Form 10-Q (this “Form 10-Q”), the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Form 10-Q to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-Q to “ZoomInfo,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc. and its consolidated subsidiaries unless the context indicates otherwise.
•“2020 Plan” refers to ZoomInfo Technologies Inc.’s 2020 Omnibus Incentive Plan.
•“22C Capital” refers to investment funds associated with 22C Capital LLC and its predecessor.
•“ACV” refers to annual contract value, or the total annualized value that a customer has agreed to pay for subscription services at any particular point in time under contract(s) that are or were enforceable at that point in time.
•“Blocker Companies” refers to certain of our Pre-IPO OpCo Unitholders that are taxable as corporations for U.S. federal income tax purposes.
•“Blocker Mergers” refers to the mergers described under “Reorganization Transactions” in Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
•“Carlyle” refers to investment funds associated with The Carlyle Group.
•“Class P Units” refers to Class P Units (including, without limitation, any indirectly held Class P Units) of ZoomInfo OpCo.
•“Continuing Class P Unitholders” refers to certain pre-IPO owners who continued to hold Class P Units following the consummation of the Reorganization Transactions and the IPO.
•“Continuing members” refers to pre-IPO owners who continue to hold HoldCo Units or OpCo Units following the Reorganization Transactions and the IPO.
•“Customers” refers to companies that have contracted with us to use our services and, at the time of measurement, maintain one or more active paid subscriptions to our platform. Paid subscriptions will generally include access for a number of employees or other affiliated persons of the customer.
•“Datanyze” refers collectively to Datanyze, Inc. and Datanyze Rus, LLC.
•“Exchange Tax Receivable Agreement” refers to the tax receivable agreement entered into with certain Pre-IPO OpCo Unitholders.
•“Founders” refers to Henry Schuck, our Chief Executive Officer, and Kirk Brown.
•“HoldCo Units” refers to the class of units of ZoomInfo HoldCo.
•“HSKB” and “HSKB I” refers to HSKB Funds, LLC, a privately held limited liability company formed on February 9, 2016 for the purpose of issuing equity to certain persons who had performed and would continue to perform services for ZoomInfo OpCo.
•“HSKB II” refers to HSKB Funds II, LLC, a privately held limited liability company formed on May 28, 2020 for the purpose of effecting a reorganization of HSKB I at the time of the IPO and to issue equity to certain persons who had performed and would continue to perform services for ZoomInfo OpCo.
•“IPO” refers to the initial public offering of Class A common stock of ZoomInfo Technologies Inc.
•“IPO Prospectus” refers to ZoomInfo Technologies Inc.’s prospectus dated June 3, 2020 filed with the SEC pursuant to Rule 424(b) of the Securities Act on June 5, 2020.
•“LTIP Units” refers to a class of partnership units that are intended to qualify as “profit interests” in ZoomInfo OpCo for federal income tax purposes that, subject to certain conditions, including vesting, are convertible by the holder into OpCo Units.
•“NeverBounce” refers to Metrics Delivered LLC.
•“OpCo Units” refers to the class of units of ZoomInfo OpCo, and does not include Class P Units.
•“Pre-Acquisition ZI” refers to Zoom Information Inc.
•“Pre-IPO Blocker Holders” refers to the pre-IPO owners that held their interests in us through the Blocker Companies immediately prior to the IPO.
•“Pre-IPO HoldCo Unitholders” refers to the pre-IPO owners that held HoldCo Units immediately prior to the IPO.

•“Pre-IPO OpCo Unitholders” refers to the pre-IPO owners that held OpCo Units immediately prior to the IPO.
•“Pre-IPO owners” refers collectively to the Sponsors, the Founders, and the management and other equity holders who were the owners of ZoomInfo OpCo immediately prior to the Reorganization Transactions.
•“RainKing” refers to Rain King Software, Inc.
•“Reorganization Tax Receivable Agreement” refers to the tax receivable agreement entered into with the Pre-IPO Blocker Holders.
•“Reorganization Transactions” refers to the transactions described under “Reorganization Transactions” in Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
•“SEC” refers to the Securities and Exchange Commission.
•“Securities Act” refers to the Securities Act of 1933, as amended.
•“Series A Preferred Units” refers to the Series A preferred units of ZoomInfo OpCo outstanding immediately prior to the IPO.
•“Sponsors” refers collectively to TA Associates, Carlyle, and 22C Capital.
•“TA Associates” refers to investment funds associated with TA Associates.
•“Tax Receivable Agreements” refers collectively to the Exchange Tax Receivable Agreement and the Reorganization Tax Receivable Agreement.
•“Topic 606” refers to Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, later codified as Accounting Standards Codification (“ASC”) Topic 606.
•“Total Addressable Market” refers to the revenue opportunity that we believe is available to go-to-market intelligence solutions, such as ours.
•“ZoomInfo HoldCo” refers to ZoomInfo Intermediate Holdings LLC, a Delaware limited liability company, and a direct subsidiary of ZoomInfo Technologies Inc.
•“ZoomInfo OpCo” refers to ZoomInfo Holdings LLC (formerly known as DiscoverOrg Holdings, LLC), a Delaware limited liability company, and a direct subsidiary of ZoomInfo HoldCo and indirect subsidiary of ZoomInfo Technologies Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “trend,” “will,” “would” or the negative version of these words or other comparable words.
We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.
The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Quarterly Report on Form 10-Q:
•the COVID-19 pandemic, including the global economic uncertainty and measures taken in response, could materially impact our business and future results of operations;
•larger well-funded companies shifting their existing business models to become more competitive with us;
•our ability to provide or adapt our platform for changes in laws and regulations or public perception, or changes in the enforcement of such laws, relating to data privacy;
•the effects of companies more effectively catering to our customers by offering more tailored products or platforms at lower costs;
•adverse general economic and market conditions reducing spending on sales and marketing;
•the effects of declining demand for sales and marketing subscription platforms;
•our ability to improve our technology and keep up with new processes for data collection, organization, and cleansing;
•our ability to provide a highly accurate, reliable, and comprehensive platform moving forward;
•our reliance on third-party systems that we do not control to integrate with our system and our potential inability to continue to support integration;
•our ability to adequately fund research and development potentially limiting introduction of new features, integrations, and enhancements;
•our ability to attract new customers and expand existing subscriptions;
•a decrease in participation in our contributory network or increased opt-out rates impacting the depth, breadth, and accuracy of our platform;
•our failure to protect and maintain our brand and our ability to attract and retain customers; and
•other factors described under “Risk Factors” in Item 1A of Part II of this Form 10-Q, and in other reports we file from time to time with the SEC.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q and our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in our forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make.
You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.
The Company intends to use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://ir.zoominfo.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations page at https://ir.zoominfo.com. The information on our website is not incorporated herein or otherwise a part of this Form 10-Q.
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

1

ZoomInfo Technologies Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$259.1	$41.4
Restricted cash	1.1	1.1
Accounts receivable	89.4	86.9
Prepaid expenses and other current assets	8.7	8.3
Deferred costs	10.3	6.6
Income tax receivable	4.1	3.9
Total current assets	372.7	148.2

Property and equipment, net	27.1	23.3
Operating lease right-of-use assets, net	35.0	36.8

Other assets:
Intangible assets, net	350.2	370.6
Goodwill	966.8	966.8
Deferred tax assets	211.9	—
Deferred costs, net of current portion	17.9	16.2
Total assets	$1,981.6	$1,561.9

Liabilities, Temporary, and Permanent Equity (Deficit)
Current liabilities:
Accounts payable	9.9	7.9
Accrued expenses and other current liabilities	47.0	62.2
Unearned revenue, current portion	171.0	157.7
Income taxes payable	5.8	0.5
Related party payable	—	0.7
Current portion of operating lease liabilities	4.0	4.0
Current portion of long-term debt	—	8.7
Total current liabilities	237.7	241.7

Unearned revenue, net of current portion	1.1	1.4
Tax receivable agreements liability, net of current portion	109.4	—
Operating lease liabilities, net of current portion	38.3	40.7
Long-term debt, net of current portion	743.7	1,194.6
Deferred tax liabilities	0.2	82.8
Other long-term liabilities	5.7	14.3
Total liabilities	1,136.1	1,575.5

Series A Preferred Units	—	200.2
Commitments, Contingencies, and Guarantees (Note 10)

Permanent Equity (Deficit)
Members' equity (deficit)	—	(207.8)
Class A common stock, par value $0.01	0.5	—
Class B common stock, par value $0.01	2.4	—
Class C common stock, par value $0.01	1.0	—
Additional paid-in capital	406.9	—
Accumulated other comprehensive income (loss)	(2.8)	(6.0)
Retained Earnings	(20.4)	—
Noncontrolling interests	457.9	—
Total equity (deficit)	845.5	(213.8)

Total liabilities, temporary, and permanent equity (deficit)	$1,981.6	$1,561.9

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$110.9	$68.5	$213.1	$123.1
Cost of service:
Cost of service(2)	28.2	10.2	43.0	19.3
Amortization of acquired technology	5.6	7.4	11.2	13.0
Gross profit	77.1	50.9	158.9	90.8
Operating expenses:
Sales and marketing(2)	59.5	20.5	93.6	38.8
Research and development(2)	16.4	8.9	26.3	14.1
General and administrative(2)	18.2	10.1	28.2	16.8
Amortization of other acquired intangibles	4.7	4.6	9.3	8.3
Restructuring and transaction related expenses	9.5	1.2	12.4	9.0
Total operating expenses	108.3	45.3	169.8	87.0
Income (loss) from operations	(31.2)	5.6	(10.9)	3.8
Interest expense, net	25.1	26.9	49.6	50.4
Loss on debt extinguishment	12.7	—	14.9	18.2
Other (income) expense, net	0.1	—	—	—
Income (loss) before income taxes	(69.1)	(21.3)	(75.4)	(64.8)
Benefit from income taxes	12.9	1.4	13.3	4.7
Net income (loss)	(56.2)	(19.9)	(62.1)	(60.1)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	0.8	(19.9)	(5.1)	(60.1)
Less: Net income (loss) attributable to noncontrolling interests	(36.6)	—	(36.6)	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(20.4)	$—	$(20.4)	$—

Net income (loss) per share of Class A and Class C common stock:(1)
Basic	$(0.21)	N/A	$(0.21)	N/A
Diluted	$(0.22)	N/A	$(0.22)	N/A
________________
(1)Basic and diluted net income (loss) per share of Class A and Class C common stock is applicable only for the period from June 4, 2020 through June 30, 2020, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Consolidated Financial Statements). See Note 12 for the number of shares used in the computation of net income (loss) per share of Class A and Class C common stock and the basis for the computation of net income (loss) per share.
(2)Amounts include equity-based compensation expense, as follows:

Cost of service	$15.3	$0.7	$17.0	$1.9
Sales and marketing	32.0	1.4	38.4	4.1
Research and development	8.5	2.6	10.1	2.9
General and administrative	8.7	1.3	10.3	2.7
Total equity-based compensation expense	$64.5	$6.0	$75.8	$11.6

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Loss
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$(56.2)	$(19.9)	$(62.1)	$(60.1)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(2.1)	(5.9)	(9.6)	(5.9)
Realized loss (gain) on settlement of cash flow hedges	1.5	—	2.3	—
Amortization of deferred losses related to the dedesignated Interest Rate Swap	3.0	—	3.0	—
Other comprehensive income (loss)	2.4	(5.9)	(4.3)	(5.9)
Comprehensive income (loss)	(53.8)	(25.8)	(66.4)	(66.0)
Less: Net income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	(0.2)	(25.8)	(12.8)	(66.0)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(34.3)	—	(34.3)	—
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$(19.3)	$—	$(19.3)	$—

ZoomInfo Technologies Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in millions, except share data; unaudited)

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2019	$(207.8)	—	—	—	$—	$—	$—	$—	$—	$(6.0)	$—	$(213.8)
Net income (loss)	(5.9)	—	—	—	—	—	—	—	—	—	—	(5.9)
Member distributions	(5.0)	—	—	—	—	—	—	—	—	—	—	(5.0)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(6.7)	—	(6.7)
Equity-based compensation	11.3	—	—	—	—	—	—	—	—	—	—	11.3
Balance at March 31, 2020	(207.4)	—	—	—	—	—	—	—	—	(12.7)	—	(220.1)
Net income (loss) prior to Reorganization Transactions	0.8	—	—	—	—	—	—	—	—	—	—	0.8
Other comprehensive loss prior to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Member distributions prior to Reorganization Transactions	(1.8)	—	—	—	—	—	—	—	—	—	—	(1.8)
Equity-based compensation prior to Reorganization Transactions	4.5	—	—	—	—	—	—	—	—	—	—	4.5
Impacts of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	203.9	—	242,414,027	98,381,656	—	2.4	1.0	(628.1)	—	8.4	412.4	—
Issuance of Class A common stock in IPO, net of costs	—	48,528,783	—	—	0.5	—	—	1,016.1	—	—	—	1,016.6
Purchases of ZoomInfo OpCo units in connection with IPO	—	2,370,948	(2,370,948)	—	—	—	—	(47.2)	—	—	—	(47.2)
Purchases of Class C units in connection with IPO	—	275,269	—	(275,269)	—	—	—	(5.5)	—	—	—	(5.5)
Opco Units exchanged into Class A shares	—	878,984	(878,984)	—	—	—	—	—	—	—	—	—
Forfeitures / cancellations	—	(59,693)	(10,882)	—	—	—	—	—	—	—	—	—
Series A Preferred Unit redemption accretion	—	—	—	—	—	—	—	(74.0)	—	—	—	(74.0)
Increase in deferred tax asset from step-up in tax basis under TRA related to unit exchanges	—	—	—	—	—	—	—	122.5	—	1.4	42.9	166.8
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(20.4)	—	(36.6)	(57.0)
Other comprehensive loss subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1.1	2.3	3.4
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	23.1	—	—	36.9	60.0
Balance at June 30, 2020	$—	51,994,291	239,153,213	98,106,387	$0.5	$2.4	$1.0	$406.9	$(20.4)	$(2.8)	$457.9	$845.5

ZoomInfo Technologies Inc.
Consolidated Statements of Changes in Equity (Deficit) (continued)
($ in millions; unaudited)

	Members' Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	$(119.1)	$—	$(119.1)
Net income (loss)	(40.2)	—	(40.2)
Member distributions	(6.1)	—	(6.1)
Impact of adoption of new accounting standard (ASC 842)	(1.8)	—	(1.8)
Equity-based compensation	5.6	—	5.6
Other comprehensive income (loss)	—	—	—
Balance at March 31, 2019	(161.6)	—	(161.6)

Net income (loss)	(19.9)	—	(19.9)
Member distributions	(7.3)	—	(7.3)
Repurchase outstanding equity / member units	(11.9)	—	(11.9)
Equity-based compensation	5.9	—	5.9
Other comprehensive income (loss)	—	(5.9)	(5.9)
Balance at June 30, 2019	$(194.8)	$(5.9)	$(200.7)

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(62.1)	$(60.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24.5	23.7
Amortization of debt discounts and issuance costs	2.5	2.3
Amortization of deferred commissions costs	11.1	2.1
Loss on early extinguishment of debt	14.9	9.4
Deferred consideration valuation adjustments	1.4	0.7
Equity-based compensation expense	75.8	11.6
Deferred income taxes	(18.5)	(6.7)
Provision for bad debt expense	0.9	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	0.7	(13.2)
Prepaid expenses and other current assets	(0.4)	(1.0)
Deferred costs and other assets	(14.5)	(9.0)
Income tax receivable	(0.2)	0.2
Related party receivable	(0.7)	0.5
Accounts payable	1.9	2.8
Accrued expenses and other liabilities	3.4	1.9
Unearned revenue	12.9	43.3
Net cash provided by (used in) operating activities	53.6	8.9

Cash flows from investing activities:
Purchases of property and equipment and other assets	(8.2)	(6.2)
Cash paid for acquisitions, net of cash acquired	—	(714.9)
Net cash provided by (used in) investing activities	(8.2)	(721.1)

Cash flows from financing activities:
Payments of deferred consideration	(24.0)	(0.3)
Proceeds from debt	35.0	1,220.8
Repayment of debt	(510.9)	(645.4)
Payments of debt issuance costs	(1.0)	(16.7)
Repurchase outstanding equity / member units	(332.4)	(11.9)
Proceeds from equity offering, net of underwriting discounts	1,019.6	200.2
Payments of IPO issuance costs	(7.2)	—
Tax distributions	(6.8)	(13.4)
Net cash provided by (used in) financing activities	172.3	733.3

Net increase (decrease) in cash, cash equivalents, and restricted cash	217.7	21.1
Cash, cash equivalents, and restricted cash at beginning of period	42.5	9.0
Cash, cash equivalents, and restricted cast at end of period	$260.2	$30.1

Supplemental disclosures of cash flow information
Interest paid in cash	$47.1	$47.7

Supplemental disclosures of non-cash investing and financing activities:
Deferred variable consideration from acquisition of a business	$—	$33.2
Issuance cost reimbursements included in accounts receivable	$4.2	$—

ZoomInfo Technologies Inc.
Notes to Unaudited Consolidated Financial Statements (Unaudited)
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Organization and Background
Business
ZoomInfo Technologies Inc. through its operating subsidiaries provides a go-to-market intelligence platform for sales and marketing teams. The Company’s cloud-based platform provides accurate and comprehensive information on organizations and professionals in order to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “ZoomInfo,” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc. and its consolidated subsidiaries.
Organization
ZoomInfo Technologies Inc. was formed on November 14, 2019 with no operating assets or operations as a Delaware corporation for the purposes of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of ZoomInfo Holdings LLC (“ZoomInfo OpCo”) (formerly known as DiscoverOrg Holdings, LLC), a Delaware limited liability company. Following consummation of the Reorganization Transactions (as described below), ZoomInfo OpCo became a direct subsidiary of ZoomInfo Intermediate Holdings LLC (“ZoomInfo HoldCo”), a Delaware limited liability company and an indirect subsidiary of ZoomInfo Technologies Inc.
The Company headquarters are located in Vancouver, WA, and we operate in six offices throughout the U.S. and one office in Israel.
Initial Public Offering
On June 8, 2020, ZoomInfo Technologies Inc. completed the IPO, in which it sold 51,175,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $21.00 per share for net proceeds of $1,019.6 million, after deducting underwriters’ discounts (but excluding other offering expenses and reimbursements in accounts receivable as of June 30, 2020). ZoomInfo Technologies Inc. used all of the proceeds from the IPO to (i) purchase 48,528,783 newly issued HoldCo Units from ZoomInfo HoldCo for approximately $966.9 million (which ZoomInfo HoldCo in turn used to purchase the same number of newly issued OpCo Units from ZoomInfo OpCo); (ii) purchase 2,370,948 OpCo Units from certain Pre-IPO OpCo Unitholders for approximately $47.2 million; and (iii) fund $5.5 million of merger consideration payable to certain Pre-IPO Blocker Holders in connection with the Blocker Mergers (as defined below).
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):
•ZoomInfo OpCo effected a four—for—one reverse unit split;
•ZoomInfo Technologies Inc. formed a new merger subsidiary with respect to each of the Blocker Companies through which certain of our Pre-IPO Blocker Holders held their interests in ZoomInfo OpCo, each merger subsidiary merged with and into the respective Blocker Companies in reverse-subsidiary mergers, and the surviving entities merged with and into ZoomInfo Technologies Inc. (such mergers, the “Blocker Mergers”), which Blocker Mergers resulted in the Pre-IPO Blocker Holders receiving a combination of (i) shares of Class C common stock of ZoomInfo Technologies Inc. and (ii) a cash amount in respect of reductions in such Pre-IPO Blocker Holders’ equity interests, based on the initial offering price of the Class A common stock in the IPO;

Note 1 - Organization and Background (continued)
•certain pre-IPO owners acquired interests in ZoomInfo HoldCo as a result of the merger of an entity that held OpCo Units on behalf of such pre-IPO owners into ZoomInfo HoldCo (the “ZoomInfo HoldCo Contributions”) and the redemption of some OpCo Units pursuant to which the holders of such OpCo Units received HoldCo Units; and
•the limited liability company agreement of each of ZoomInfo OpCo and ZoomInfo HoldCo was amended and restated to, among other things, modify their capital structure by reclassifying the interests held by the Pre-IPO OpCo Unitholders, the Continuing Class P Unitholders, and the Pre-IPO HoldCo Unitholders, resulting in OpCo Units of ZoomInfo OpCo, Class P Units of ZoomInfo OpCo, and HoldCo Units of ZoomInfo HoldCo, respectively (such reclassification, the “Reclassification”).
We refer to the Reclassification, together with the Blocker Mergers and the ZoomInfo HoldCo Contributions, as the “Reorganization Transactions.” Following the Reorganization Transactions, ZoomInfo Technologies Inc. became a holding company, with its sole material asset being a controlling equity interest in ZoomInfo HoldCo, which became a holding company with its sole material asset being a controlling equity interest in ZoomInfo OpCo. ZoomInfo Technologies Inc. will operate and control all of the business and affairs, and consolidate the financial results, of ZoomInfo OpCo through ZoomInfo HoldCo and, through ZoomInfo OpCo and its subsidiaries, conduct our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo HoldCo, and therefore ZoomInfo OpCo, and reports the non-controlling interests of the Pre-IPO HoldCo Units and Pre-IPO OpCo Units on its consolidated financial statements. Following the Reorganization Transactions and IPO and as of June 30, 2020, ZoomInfo Technologies Inc. owned 98% of the outstanding HoldCo Units, and ZoomInfo HoldCo owned 39% of the outstanding OpCo Units.
In connection with the Reorganization Transactions and the IPO, ZoomInfo Technologies Inc. entered into two tax receivable agreements. See Note 16.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019.
The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2020 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of June 30, 2020, and results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated balance sheets of the Company but does not contain all of the footnote disclosures from those annual financial statements. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
Principles of Consolidation
The consolidated financial statements include the accounts of ZoomInfo Technologies Inc. and its subsidiaries that it controls due to ownership of a majority voting interest or pursuant to variable interest entity (“VIE”) accounting guidance. All intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
ZoomInfo Technologies Inc., through our intermediate holding company ZoomInfo Holdco, owns a minority economic interest in, and operates and controls all of the businesses and affairs of, ZoomInfo OpCo. ZoomInfo Technologies Inc. has the obligation to absorb losses of, and receive benefits from, ZoomInfo OpCo, that could be significant. We determined that, as a result of the Reorganization Transactions described above, ZoomInfo OpCo is a VIE. Further, ZoomInfo Technologies Inc. has no contractual requirement to provide financial support to ZoomInfo OpCo. Accordingly, ZoomInfo Technologies Inc. has prepared these consolidated financial statements in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“Topic 810”). Topic 810 requires that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the variable interest entity should be included in the consolidated financial statements of such entity.
The Reorganization Transactions were accounted for consistent with a combination of entities under common control. As a result, the financial reports filed with the SEC by the Company subsequent to the Reorganization Transactions are prepared “as if” ZoomInfo OpCo is the accounting predecessor of the Company. The historical operations of ZoomInfo OpCo are deemed to be those of the Company. Thus, the financial statements included in this report reflect (i) the historical operating results of ZoomInfo OpCo prior to the Reorganization Transactions; (ii) the consolidated results of ZoomInfo Technologies Inc. and ZoomInfo OpCo following the Reorganization Transactions; (iii) the assets and liabilities of ZoomInfo OpCo and ZoomInfo Technologies Inc. at their historical cost; and (iv) ZoomInfo Technologies Inc. equity structure for all periods presented. No step-up basis of intangible assets or goodwill was recorded.
ZoomInfo OpCo has been determined to be our predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior the Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. The Company’s financial position, performance and cash flows effectively represent those of ZoomInfo OpCo as of and for all periods presented.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates relate to, but are not limited to, revenue recognition, allowance for doubtful accounts, contingencies, valuation and useful lives of long-lived assets, fair value of tangible and intangible assets acquired in business combinations, equity-based compensation, and income taxes, among other things. We base these estimates on historical and anticipated results, trends, and other assumptions with respect to future events that we believe are reasonable and evaluate our estimates on an ongoing basis. Given that estimates and judgments are required, actual results may differ from our estimates and such differences could be material to our consolidated financial position and results of operations.
Revenue Recognition
The company derives revenue primarily from subscription services. Our subscription services consist of our SaaS applications and related access to our databases. Subscription contracts are generally based on the number of users that access our applications, the level of functionality that they can access, and the amount of data that a customer integrates with their systems. Our subscriptions contracts typically have a term of 1 to 3 years and are non-cancellable. We typically bill for services quarterly or annually in advance of delivery.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Company accounts for revenue contracts with customers through the following steps:
(1)identify the contract with a customer;
(2)identify the performance obligations in the contract;
(3)determine the transaction price;
(4)allocate the transaction price; and
(5)recognize revenue when or as the Company satisfies a performance obligation.
We recognize revenue for subscription contracts on a ratable basis over the contract term, beginning on the date that our service is made available to the customer. Unearned revenue results from revenue amounts billed to customers in advance or cash received from customers in advance of the satisfaction of performance obligations. Determining the transaction price often involves judgments and estimates that can have a significant impact on the timing and amount of revenue reported. At times, the Company may adjust billing under a contract based on the addition of services or other circumstances, which are accounted for as variable consideration under Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, later codified as Accounting Standards Codification (“ASC”) Topic 606 (collectively with subsequent amendments, “Topic 606”). The Company estimates these amounts based on historical experience and reduces revenue recognized.
Fair Value Measurements
The Company measures assets and liabilities at fair value based on an expected exit price, which represents the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:
Level 1 - Observable inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities
Level 2 - Other inputs that are directly or indirectly observable in the marketplace
Level 3 - Unobservable inputs that are supported by little or no market activity, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing financial assets and liabilities are not necessarily an indication of the risk associated with investing in them.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the time of purchase.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2020 and 2019, or accounted for more than 10% of accounts receivable as of June 30, 2020 and December 31, 2019. Net assets located outside of the United States were immaterial as of June 30, 2020 and December 31, 2019.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for doubtful accounts and does not bear interest. Management’s evaluation of the adequacy of the allowance for doubtful accounts considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for doubtful accounts is immaterial as of June 30, 2020 and December 31, 2019.
The assessment of variable consideration to be constrained is based on estimates, and actual consideration may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. Changes in variable consideration are recorded as a component of net revenue.
Contract assets represent a contractual right to consideration in the future. Contract assets are generated when contractual billing schedules differ from revenue recognition timing.
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization costs are expensed on a straight-line basis over the lesser of the estimated useful life of the asset or the remainder of the lease term for leasehold improvements. Qualifying internal use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services, and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset. Estimated useful lives range from 3 years to 10 years.
Deferred Commissions
Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These sales commissions for initial contracts are capitalized and current amounts are included in Deferred costs and noncurrent amounts are included in Deferred costs, net of current portion in our consolidated balance sheets. Deferred sales commissions are amortized on a straight-line basis over the estimated period of benefit from the customer relationship which we have determined to be 1 and 3 years for renewals and new clients, respectively. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Amortization expense is included in Sales and marketing expense on the Consolidated statement of operations.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, Other Expenses - Advertising Cost. Advertising expenses of $2.5 million and $5.4 million were recorded for the three and six months ended June 30, 2020. Advertising expenses of $1.7 million and $3.4 million were recorded for the three and six months ended June 30, 2019. Advertising expenses are included in Sales and marketing on the consolidated statement of operations.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Research and Development
We account for research and development costs in accordance with the ASC 730, Research and Development. Under ASC 730, all research and development costs are expensed as incurred. Our research and development costs consist primarily of salaries, employee benefits, related overhead costs associated with product development, testing, quality assurance, documentation, enhancements, and upgrades.
Restructuring and Transaction-Related Expenses
The Company defines restructuring and transaction related expenses as costs directly associated with acquisition or disposal activities. Such costs include employee severance and termination benefits, contract termination fees and penalties, and other exist or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs that are probable and estimable. For one-time termination benefits for key members of management (i.e., no substantive plan), transaction related bonuses and employee retention costs, expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.
Business Combinations
We allocate purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates.
The estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, we may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.
In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items based upon the facts and circumstances that existed as of the acquisition date, with any revisions to our preliminary estimates being recorded to goodwill, provided that the timing is within the measurement period. Subsequent to the measurement period, changes to uncertain tax positions and tax-related valuation allowances will be recorded to earnings.
Goodwill and Acquired Intangible Assets
Goodwill is calculated as the excess of the purchase consideration paid in a business combination over the fair value of the assets acquired less liabilities assumed. Goodwill is not amortized and is tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below its carrying value. The company has one reporting unit.
We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or we elect to bypass the qualitative assessment, we perform a quantitative test by determining the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Acquired technology, customer lists, trade names or brand portfolios, and other intangible assets are related to previous acquisitions (see Note 6). Acquired intangible assets are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from 2 years to 15 years.
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing under ASC 350 is necessary. No impairment charges were recorded for the three and six month periods ended June 30, 2020 and 2019.
Impairment of Long-lived Assets
Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated future cash flows of the asset.
Leases
We determine if an arrangement is or contains a lease at contract inception. Determining if a contract contains a lease requires judgement. In certain of our lease arrangements, primarily those related to our data center arrangements, judgment is required in determining if a contract contains a lease. For these arrangements, there is judgment in evaluating if the arrangement involves an identified asset that is physically distinct or whether we have the right to substantially all of the capacity of an identified asset that is not physically distinct. In arrangements that involve an identified asset, there is also judgment in evaluating if we have the right to direct the use of that asset.
We do not have any finance leases. Operating leases are recorded in our Condensed Consolidated Balance Sheets. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the fixed minimum remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Some leases include options to extend or options to terminate the lease prior to the stated lease expiration. Optional periods to extend a lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised (or not exercised in the case of termination options). Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component. Short term leases, defined as leases having an original lease term less than or equal to one year, are excluded from our right-of-use assets and liabilities.
Unearned Revenue
Unearned revenue consists of customer payments and billings in advance of revenue being recognized from our subscription services. Unearned revenue that is anticipated to be recognized within the next 12 months is recorded as Unearned revenue, current portion and the remaining portion is included in Unearned revenue, net of current portion in our consolidated balance sheets.
Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
revolving debt. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from a combination of current and long-term portions of debt. Upon a refinancing or amendment, previously-capitalized debt issuance costs are expensed and included in loss on extinguishment of debt, if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously-capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. The company performs assessments of debt modifications at a lender-specific level for all syndicated financing arrangements.
Income Taxes
The Company is comprised of two limited liability companies that are treated as partnerships for tax purposes, ten limited liability companies that are single member entities and disregarded for tax purposes, four corporations, and one foreign entity.
For partnership and disregarded entities, taxable income and the resulting liabilities are allocated among the owners of the entities and reported on the tax filings for those owners. We record income tax provision, deferred tax assets, and deferred tax liabilities only for the items for which the Company is responsible for making payments directly to the relevant tax authority.
Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws expected to be in effect when such differences are expected to reverse. Such temporary differences are reflected as other assets and deferred tax liabilities on the consolidated balance sheets. A deferred tax asset is recognized if it is more likely than not that a tax benefit will be respected by a taxing authority.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.
We are required to identify, evaluate and measure all uncertain tax positions taken or to be taken on tax returns and to record liabilities for the amount of these positions that may not be sustained, or may only partially be sustained, upon examination by the relevant taxing authorities. Although we believe that our estimates and judgments were reasonable, actual results may differ from these estimates. Some or all of these judgments are subject to review by the taxing authorities.
We recognize the tax benefit from entity level uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
Equity-Based Compensation Expense
The Company periodically grants incentive units to employees and non-employees, which generally vest over a four-year period. Incentive units may be in the form of various equity-based awards such as restricted stock and restricted stock units, Class A stock options, and awards in one of the Company’s subsidiary partnerships which are typically in the form of profits interests. Profits interests are an interest in the increase in the value of the entity over a participation threshold. Prior to the IPO, the participation threshold was based on the valuation determined by the Board of Managers of OpCo Units on or around the grant date. Subsequent to the IPO, the participation threshold is determined by reference to the closing price of our Class A Common Stock from the preceding trading day. The holders of profits interests have the right to participate in distributions of profits only in excess of the participation threshold.
The Company accounts for incentive units in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation expense is measured at estimated fair value of the incentive

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
units and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.
The Company uses a Black-Scholes option pricing model to determine the fair value of stock options and profits interests, as profits interests have certain economic similarities to options. The Black-Scholes option pricing model includes various assumptions, including the expected life of incentive units, the expected volatility and the expected risk-free interest rate. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions are used, compensation cost could be materially impacted.
The Company measures employee, non-employee, and board of director equity-based compensation on the grant date fair value basis. Equity-based compensation expense is recognized over the requisite service period of the awards. For equity awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved.
The Company classifies equity-based compensation expense in its Consolidated statement of operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The standard applies to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Further, the standard provides exceptions to certain guidance in ASC 815, Derivatives and Hedging, related to changes to the critical terms of a hedging relationship due to reference rate reform and provides optional expedients for fair value, cash flow, and net investment hedging relationships for which the component excluded from the assessment of hedge effectiveness is affected by reference rate reform. The standard is effective for us as of March 12, 2020 through December 31, 2022, and we may elect to apply the provisions of the standard as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 up to the date that the financial statements are available to be issued. Once elected, the provisions of the standard must be applied prospectively for all similar eligible contract modifications other than derivatives, which may be applied at a hedging relationship level. The standard would apply to our existing variable rate financing and derivatives designated as hedges if elected in the future. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2019-05 effective January 1, 2020. The adoption of this guidance was on a modified retrospective basis and did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. The amendments are the result of a broader disclosure project, which aims to improve the

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
effectiveness of disclosures. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The Company adopted ASU 2018-13 on January 1, 2020, and the adoption did not have a material effect on the Company’s financial statements or disclosures.
Note 3 - Revenue from Contracts with Customers
Revenue Detail
Revenue comprised the following service offerings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Subscription	$109.7	$67.5	$210.9	$121.1
Usage-based	1.2	1.0	2.2	2.0
Total revenue	$110.9	$68.5	$213.1	$123.1
Go-To-Market business intelligence tools are subscription services that allow customers access to our SaaS tools to support sales and marketing processes, which include data, analytics, and insights to provide accurate and comprehensive intelligence on organizations and professionals. Our customers use our platform to identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle.
Usage-based revenue is comprised of email verification services, which is a service whereby customers can verify that emails are valid prior to sending and can be helpful to avoid wasting resources or being flagged as sending spam. We recognize revenue from email verification services at the point in time the services are consumed by the customer, thereby satisfying our performance obligation.
Of the total revenue recognized in the three and six months ended June 30, 2020, $41.7 million and $116.5 million were included in the unearned revenue balance as of December 31, 2019, respectively. Of the total revenue recognized in the three and six months ended June 30, 2019, $12.5 million and $39.4 million were included in the unearned revenue balance as of December 31, 2018, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material for the three and six months ended June 30, 2020 and 2019.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 9% and 8% of our total revenues in the three months ended June 30, 2020 and 2019, respectively. Revenues derived from customers and partners located outside the United States accounted for approximately 8% and 8% of our total revenues in the six months ended June 30, 2020 and 2019, respectively. We have no Company sales offices located in a foreign country as of June 30, 2020, and we contract exclusively with our customers in the United States Dollar.
Contract Assets and Unearned Revenue
The Company’s standard billing terms typically require payment at the beginning of each annual or quarterly period. Subscription revenue is generally recognized ratably over the contract term starting with when our service is made available to the customer. Email verification service revenue is recognized in the period services are utilized by our customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services.
The Company records a contract asset when revenue recognized on a contract exceeds the billings to date for that contract. Unearned revenue results from cash received or amounts billed to customers in advance of revenue recognized upon the satisfaction of performance obligations. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size,

Note 3 - Revenue from Contracts with Customers (continued)
and new business timing within the quarter. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.
As of June 30, 2020 and December 31, 2019, the Company had contract assets of $1.2 million and $0.1 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets in the consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the Company had unearned revenue of $172.1 million and $159.1 million, respectively.
ASC 606 requires the allocation of the transaction price to the remaining performance obligations of a contract. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, and disparate contract terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and backlog. The Company's backlog represents installment billings for periods beyond the current billing cycle. The majority of the Company’s noncurrent remaining performance obligations will be recognized in the next 13 to 36 months.
The remaining performance obligations consisted of the following (in millions):

	Recognized within one year	Noncurrent	Total
As of June 30, 2020	$319.5	$94.0	$413.5
Note 4 - Business Combinations
Komiko
On October 9, 2019, through a newly formed wholly-owned subsidiary, DiscoverOrg Acquisition (Komiko), LLC, the Company acquired certain assets and assumed certain liabilities of Komiko LTD (“Komiko”), which offered an AI-powered sales and customer success solution for business to business companies under the Komiko trade name. The Company has included the financial results of Komiko in the consolidated financial statements from the date of acquisition. Transaction costs associated with the acquisition were not material. The acquisition date fair value of the consideration transferred for Komiko was $8.5 million, comprised of the following (in millions):

Cash	$8.3
Contingent earnout payments	0.2
Total purchase consideration	$8.5
The fair value of the contingent earnout payments was determined based on the Company’s probability-weighted estimate of future payments. Potential contingent payments may be as high as $4.0 million if all performance criteria are met, of which 40% is attributable to purchase consideration and the balance compensation expense as it is contingent upon continued employment with the Company by Komiko’s co-founders. During the three and six months ended June 30, 2020, the Company recognized an additional liability of $0.7 million and $1.7 million relating to the Komiko contingent payments.

Note 4 - Business Combinations (continued)
The following table summarizes the fair values of the assets acquired and liabilities assumed, as of the date of acquisition (in millions):

Developed technology	$2.4
Unearned revenue	(0.2)
Total identifiable net assets acquired	2.2
Goodwill	6.3
Total consideration	8.5
Contingent earnout payments	(0.2)
Cash paid for acquisitions, net of cash acquired	$8.3
The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The fair values of assets acquired and liabilities assumed may be subject to change as additional information is received, including the finalization of tax assets and liabilities. Identifiable intangible assets acquired consisted of primarily $2.4 million of developed technology with an estimated useful life of 7 years.
Developed technology represents the fair value of the Komiko technology portfolio. The goodwill balance is primarily attributed to the expanded market opportunities when integrating Komiko’s technology with ZoomInfo’s technology and the assembled workforce. The goodwill balance is expected to be deductible for U.S. income tax purposes.
Pre-Acquisition ZI
On February 1, 2019, the Company, through a newly formed wholly-owned subsidiary, Zebra Acquisition Corporation, acquired 100% of the stock of Zoom Information, Inc. (“Pre-Acquisition ZI”). Pre-Acquisition ZI was a provider of company and contact information to sales and marketing professionals. Pre-Acquisition ZI served over 8,000 customers and has operations in the U.S., Israel and Russia. The acquisition qualifies as a business combination and will be accounted for as such.
The Company has included the financial results of Pre-Acquisition ZI in the consolidated financial statements from the date of acquisition. The Company incurred approximately $2.7 million of transactions costs related to this acquisition which are included in Restructuring and transaction related expenses in the Consolidated statements of operations.
The acquisition date fair value of the consideration paid by the Company for Pre-Acquisition ZI was $760.1 million, including cash acquired of $12.1 million, and was comprised of the following (in millions):

Cash consideration	$667.3
Liability for equity award settlement	25.2
Portion of replacement awards attributable to pre-acquisition service	27.9
Other purchase consideration liabilities	6.5
Deferred consideration	33.2
Total purchase consideration	$760.1
In accordance with the purchase agreement, the Company agreed to pay deferred consideration of $25.0 million and $10.0 million on the first and second anniversary of the Pre-Acquisition ZI acquisition, respectively. As of June 30, 2020, $9.8 million was recorded in Accrued expenses and other current liabilities on the Company’s consolidated balance sheets representing the present value of the $10.0 million deferred consideration to be paid in 2021. The fair value of the deferred consideration payments was determined using a present value calculation. The

Note 4 - Business Combinations (continued)
following table summarizes the fair values of the assets acquired and liabilities assumed, as of the date of acquisition (in millions):

Cash, cash equivalents, and restricted cash	$12.1
Accounts receivable	22.1
Prepaid expenses and other assets	4.2
Property and equipment	6.3
Operating lease right-of-use assets	28.6
Intangible assets	322.0
Accounts payable and other liabilities	(6.8)
Lease liabilities	(28.6)
Deferred tax liabilities	(80.1)
Unearned revenue	(34.5)
Total identifiable net assets acquired	245.3
Goodwill	514.8
Total consideration	760.1
Deferred consideration	(33.2)
Cash acquired	(12.1)
Cash paid for acquisitions, net of cash acquired	$714.8
The excess of purchase consideration over the fair value of identifiable net tangible and intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions given the currently available information.
Additionally, the Company agreed with the sellers of Pre-Acquisition ZI to put a Cash Vesting Payment Program in place for employees that held non-vested options as of the acquisition date, after giving effect to the acquisition and any vesting that resulted from the acquisition. Under the Cash Vesting Payment Program, the Company agreed to make payments to employees in the amount of the value that they would have received, had their options been vested at the time of the acquisition. Payments will be made to employees that continue their employment with the Company through the vesting milestones defined in their Pre-Acquisition ZI option agreements, and can be accelerated in certain circumstances upon termination, if the employee is terminated without cause, as defined in the Cash Vesting Payment Agreement. Employees that terminate their employment in other circumstances will forfeit any future payments.
As of June 30, 2020, the potential value of future payments under the Cash Vesting Payment Program was $7.1 million to be paid to employees through 2022, assuming continued employment for each employee. The Company recognized $1.5 million and $4.0 million of expense under the Cash Vesting Program for the three and six months ended June 30, 2020, respectively. Based on the requirement for continued service, the cost related to payments under the Cash Vesting Payment Program is recognized as compensation and reflected on the Statement of Operations in the same category as salary expense of the recipient.

Note 4 - Business Combinations (continued)
The following table sets forth the components of identifiable intangible assets acquired and the estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Weighted Average Useful Life in Years
Brand portfolio	$33.0	Indefinite
Developed technology	116.0	5.8
Customer relationships	173.0	15.0
Total intangible assets	$322.0
Developed technology represents the fair value of the Pre-Acquisition ZI technology, including software and databases acquired. Customer relationships represent the fair values of the underlying relationships with Pre-Acquisition ZI customers. The goodwill balance is primarily attributed to the assembled workforce and the expanded market opportunities when integrating Pre-Acquisition ZI’s technology with ZoomInfo’s technology. The goodwill balance is not expected to be deductible for U.S. income tax purposes.
Note 5 - Property and Equipment
The Company’s fixed assets consist of the following (in millions):

	June 30,	December 31,
	2020	2019
	(Unaudited)
Computer equipment	$6.1	$4.1
Furniture and fixtures	5.2	4.8
Leasehold improvements	6.8	5.0
Internal use developed software	22.0	19.7
Construction in progress	2.0	0.9
	42.1	34.5
Less: accumulated depreciation	(15.0)	(11.2)
Property and equipment, net	$27.1	$23.3

Depreciation expense was $2.1 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $4.0 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively.

Note 6 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of June 30, 2020 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$268.6	$(43.5)	$225.1	15.0
Acquired technology	163.9	(73.7)	90.2	6.0
Brand portfolio	4.6	(2.7)	1.9	9.7
Net intangible assets subject to amortization	$437.1	$(119.9)	$317.2

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	33.0	—	$33.0
Goodwill	966.8	—	$966.8
Amortization expense was $10.3 million and $12.0 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense was $20.5 million and $21.3 million for the six months ended June 30, 2020 and 2019, respectively.
Goodwill, as of June 30, 2020, was $966.8 million, and there have been no changes since December 31, 2019.
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the three months ended June 30, 2020 or June 30, 2019.
Note 7 - Financing Arrangements
In conjunction with the acquisition of Pre-Acquisition ZI on February 1, 2019, ZoomInfo raised $965 million of first lien debt (including a $100.0 million revolving credit facility), $370 million of second lien debt, and issued 51,750,000 of Series A Preferred Units in exchange for $200.2 million, net of issuance costs. In addition to funding the purchase of Pre-Acquisition ZI, the proceeds were used to repay all previously outstanding indebtedness.
On February 19, 2020, the Company completed a repricing of its First Lien Term Loan Facility in order to take advantage of currently available lower interest rates. The repricing decreased the interest rate by 50 basis points to LIBOR plus 4.00% per annum. The transaction did not include additional borrowings, and the maturity date of the financing arrangement remained unchanged. The Company recognized a $2.2 million loss on the extinguishment of debt relating to the write-off of unamortized issuance costs.
The first lien debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable margin is 2.75% to 3.00% for Base Rate loans or 3.75% or 4.00% for LIBOR Based Loans, depending on the Company’s leverage. On June 17, 2020, the Company used approximately $101.2 million to prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, including accrued interest thereon of $1.2 million. The repayment was funded with a portion of the net proceeds received from the initial public offering of the Company’s Class A common stock. As of June 30, 2020, $756.4 million aggregate principal amount of term loans were outstanding under the First Lien Credit Agreement. The interest related portion of the repayment was recorded within Interest expense, net in its Consolidated Statements of Operations, and represented use of cash from operating activities in the Consolidated Statements of Cash Flows. The quarterly repayment requirement on first lien borrowings has been satisfied for the remainder of the term after the $100.0 million principal payment. The company recognized $1.7 million within Loss on debt extinguishment on the Consolidated Statements of Operations

Note 7 - Financing Arrangements (continued)
comprised of the write-off of the unamortized issuance costs. The effective interest rate on the first lien debt was 4.6% and 7.5% as of June 30, 2020 and December 31, 2019, respectively.
On June 8, 2020, the Company paid off the outstanding $35.0 million balance of the revolving credit facility with proceeds from the IPO. The effective interest rate was 3.7% as of the repayment date. Immaterial debt issuance costs were incurred in connection with the entry into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs, net of current portion on the accompanying consolidated balance sheets were immaterial as of June 30, 2020 and December 31, 2019, respectively.
On June 8, 2020, the Company used approximately $380.6 million of the proceeds of the IPO to repay the entire aggregate principal amount outstanding under the Second Lien Credit Agreement, including prepayment premiums of $3.7 million and accrued interest thereon of $6.9 million. The effective interest rate was 10.8% as of the repayment date. The Company recognized $7.3 million loss on the extinguishment of debt relating to the write-off of unamortized issuance costs. The company recognized $11.0 million within Loss on debt extinguishment on the Consolidated Statements of Operations comprised of the write-off of unamortized issuance costs and the prepayment penalty incurred on the payoff. The effective interest rate on the second lien debt was 11.9% as of December 31, 2019.
The First Lien Credit Agreement is secured by substantially all the productive assets of the Company. The First Lien Credit Agreement contains a number of covenants that restrict, subject to certain exceptions, the Company’s ability to, among other things:
•incur additional indebtedness;
•create or incur liens;
•engage in certain fundamental changes, including mergers or consolidations;
•sell or transfer assets;
•pay dividends and distributions on our subsidiaries’ capital stock;
•make acquisitions, investments, loans or advances;
•engage in certain transactions with affiliates; and
•enter into negative pledge clauses and clauses restricting subsidiary distributions.
If the Company draws more than $35.0 million of the revolving credit loan, the revolving credit loan is subject to a springing financial covenant pursuant to which the consolidated first lien net leverage ratio must not exceed 7.65 to 1.00. The credit agreements also contains certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the credit agreements will be entitled to take various actions, including the acceleration of amounts due under the credit agreements and all actions permitted to be taken by a secured creditor.
On June 8, 2020, the Company redeemed and cancelled all outstanding Series A Preferred Units of ZoomInfo OpCo. Refer to Note 14 for additional discussion regarding Series A Preferred Units and related redemption.

Note 7 - Financing Arrangements (continued)
As of June 30, 2020 and December 31, 2019, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	June 30, 2020	December 31, 2019
First Lien Term Loan	February 1, 2019	February 1, 2026	LIBOR + 3.75%	$743.7	$841.6
First Lien Revolver	February 1, 2019	February 1, 2024	LIBOR + 3.50%	—	—
Second Lien Term Loan	February 1, 2019	February 1, 2027	LIBOR + 8.50%	—	361.7
Total Carrying Value of Debt				$743.7	$1,203.3
less current portion				—	(8.7)
Total Long Term Debt				$743.7	$1,194.6
The expected future principal payments for all borrowings as of June 30, 2020 is as follows (in millions):

		Contractual Maturity	Discounts and Issuance Costs	As Presented
For the year ended December 31,	2020	$—	$(1.2)	$(1.2)
	2021	—	(2.6)	(2.6)
	2022	—	(2.7)	(2.7)
	2023	—	(2.9)	(2.9)
	2024	—	(3.1)	(3.1)
	Thereafter	756.4	(0.2)	756.2
		$756.4	$(12.7)	$743.7
Note 8 - Derivatives and Hedging Activities
Hedge Accounting and Hedging Programs
We are exposed to changes in interest rates, primarily relating to changes in interest rates on our variable rate term loans. Consequently, from time to time, we may use interest rate swaps or other financial instruments to manage our exposure to interest rate movements. We do not enter into derivative transactions for speculative or trading purposes.
We recognize derivative instruments and hedging activities on a gross basis as either assets or liabilities on our Condensed Consolidated Balance Sheets and measure them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.
In April 2019, we entered into two separate interest rate swap agreements effectively converting $350.0 million of floating rate debt under our first lien credit facility to fixed rate obligations and one $500.0 million interest rate cap (collectively the “Derivative Instruments”). These agreements were designated and qualified as cash flow hedging instruments and, as such, changes in the fair value were recorded in Accumulated other comprehensive income (loss) (“AOCI”) on our Condensed Consolidated Balance Sheets to the extent the agreements were effective hedges.

Note 8 - Derivatives and Hedging Activities (continued)
During the three months ended June 30, 2020, the Company reduced its LIBOR based debt to $756.4 million (refer to Note 7), which is below the total notional amounts of our Derivative Instruments of $850.0 million. Consequently, concurrent with the repayment of the entire aggregate principal amount outstanding under the Second Lien Credit Agreement and prepayment of $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, we dedesignated the Derivative Instruments. Concurrently, we redesignated $756.4 million of the derivatives, the notional amount representing the principal balance remaining under the First Lien Credit Agreement, of the Derivative Instruments. As the forecasted interest payments on $93.7 million not redesignated is probable to not occur, the Company reclassified the existing deferred loss on that portion of the derivative of $3.3 million from AOCI into Interest expense, net in the Consolidated Statements of Operations. Furthermore, changes in fair value of the remaining hedged Derivative Instruments are recorded quarterly, net of income tax, and are included in AOCI. Over the next 12 months, we expect to reclassify approximately $5.7 million into interest expense.
As of June 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$406.4	3.500%	April 30, 2024
Interest rate swap contracts	Two	$350.0	2.301%	April 29, 2022
The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of June 30, 2020 (in millions):

		Fair Value of Derivative Liabilities
Instrument	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Interest rate cap contract	Accrued expenses and other current liabilities	$0.3	$0.3
Interest rate cap contract	Other long-term liabilities	0.4	0.4
Interest rate swap contracts	Accrued expenses and other current liabilities	7.1	2.3
Interest rate swap contracts	Other long-term liabilities	5.2	3.0
Total designated derivative liabilities		$13.0	$6.0

Derivatives not designated as hedging instruments
Interest rate cap contract	Accrued expenses and other current liabilities	—	—
Interest rate cap contract	Other long-term liabilities	0.1	—
Total undesignated derivative liabilities		0.1	—
Total derivative liabilities		$13.1	$6.0
In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows in our Consolidated Statements of Cash Flows.
Refer to our Consolidated Statements of Comprehensive Loss for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.

Note 9 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. The carrying values of the Company's debt instruments approximate their fair value based on Level 2 inputs since the instruments carry variable interest rates based on the London Interbank Offered Rate (“LIBOR”) or other applicable reference rates.
The company has elected to use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility for options, caps and floors, basis swap adjustments, overnight indexed swap (“OIS”) short term rates and OIS swap rates, when applicable, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements. Key inputs, including the cash rates for very short term, futures rates and swap rates beyond the derivative maturity are interpolated to provide spot rates at resets specified by each derivative (reset rates are then further adjusted by the basis swap, if necessary). Derivatives are discounted to present value at the measurement date at LIBOR rates unless they are fully collateralized. Fully collateralized derivatives are discounted to present value at the measurement date at OIS rates (short term OIS rates and long term OIS swap rates).
Inputs are collected from SuperDerivatives, an independent third-party derivative pricing data provider, as of the close on the last day of the period. The valuation of the interest rate swaps also take into consideration estimates of our own, as well as counterparty’s, risk of non-performance under the contract.
We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. Because these valuations contain unobservable inputs, we classify the measurement of fair value of long-lived assets as Level 3.
Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in millions):

Fair Value at June 30, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$(13.1)	$—

Measured on a non-recurring basis:
N/A	$—	$—	$—

Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$(6.0)	$—

Measured on a non-recurring basis:
Impaired right-of-use assets	$—	$—	$1.4

Note 10 - Commitments and Contingencies
Sales and use tax - The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $2.1 million and $2.1 million at June 30, 2020 and December 31, 2019, respectively. This liability is included in Accrued expenses and other current liabilities in the consolidated balance sheets.
Contingent earnout payments - As of June 30, 2020, in addition to the potential Komiko earnout payment of $4.0 million (refer to Note 4 for additional information), the Company is contingently committed to making additional payments of up to $1.6 million as part of our acquisition of NeverBounce.
Deferred acquisition related payments - In accordance with the purchase agreement, the Company will pay deferred consideration of $10.0 million on the 2nd anniversary of the Pre-acquisition ZI acquisition. Refer to Note 4.
Legal Matters - We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. There are inherent uncertainties in these matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Although the outcomes of these matters cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters would not be expected to have a material adverse effect on our financial position, results of operations, or cash flows.
Note 11 - Noncontrolling Interest
ZoomInfo Technologies Inc. operates and controls all of the business and affairs, and consolidates the financial results, of ZoomInfo OpCo through ZoomInfo HoldCo and, through ZoomInfo OpCo and its subsidiaries, conducts our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo HoldCo, and therefore ZoomInfo OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the HoldCo Units and OpCo Units held by Continuing Members. Changes in ZoomInfo’s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of HoldCo Units or OpCo Units by Continuing Members will result in a change in ownership and reduce or increase the amount recorded as Noncontrolling interests and increase or decrease Additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets.
As of June 30, 2020, ZoomInfo Technologies Inc. held 150,100,678 HoldCo Units, and ZoomInfo HoldCo held 154,331,988 OpCo Units resulting in an ownership interest of 39% in the consolidated subsidiaries.

Note 12 - Loss Per Share
Basic earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies, Inc. by the weighted-average number of shares of Class A and Class C common stock outstanding during the period. Diluted earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class C common stock outstanding, adjusted to give effect to potentially dilutive elements.
Prior to the IPO, the ZoomInfo OpCo membership structure included Series A Preferred Units, Preferred units, Common units, and Profits Interests in the form of Class P Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information has not been presented for the three and six months ended June 30, 2019.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A and Class C common stock for the three and six months ended June 30, 2020. The basic and diluted earnings per share period for the three and six months ended June 30, 2020, represents only the period from June 4, 2020 to June 30, 2020, which represents the period wherein we had outstanding Class A and Class C common stock.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(Unaudited)
Numerator:
Net income (loss)	$(56.2)	$(62.1)
Less: Net income (loss) attributable to ZoomInfo OpCo before Reorganization Transactions	0.8	(5.1)
Less: Net income (loss) attributable to noncontrolling interests	(36.6)	(36.6)
Less: Excess of consideration paid over carrying amount to holders of Series A Preferred Units attributable to common shares	11.0	11.0
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(31.4)	$(31.4)
The following table sets forth the computation of basic and diluted net income per share of Class A and Class C common stock (in millions, except share amounts, and per share amounts, unaudited):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Class A	Class C	Class A	Class C

	(Unaudited)
Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$(10.9)	$(20.5)	$(10.9)	$(20.5)
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	52.0	98.1	52.0	98.1
Basic net income (loss) per share attributable to common stockholders	$(0.21)	$(0.21)	$(0.21)	$(0.21)

Note 12 - Loss Per Share (continued)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Class A	Class C	Class A	Class C

	(Unaudited)
Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$(10.9)	$(20.5)	$(10.9)	$(20.5)
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	(18.1)	(34.2)	(18.1)	(34.2)
Reallocation of earnings as a result of conversion of potentially dilutive instruments	(33.3)	33.3	(33.3)	33.3
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	(21.4)		(21.4)
Allocation of undistributed earnings	$(83.7)	$(21.4)	$(83.7)	$(21.4)

Denominator:
Number of shares used in basic computation	51,994,291	98,106,387	51,994,291	98,106,387
Add: weighted-average effect of dilutive securities:
OpCo Units exchangeable for Class A common stock	219,637,430		219,637,430
HSKB I Class 1 Units exchangeable for Class A common stock	13,169,366		13,169,366
Conversion of Class C to Class A common shares outstanding	98,106,387		98,106,387
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	382,907,474	98,106,387	382,907,474	98,106,387
Diluted net income (loss) per share attributable to common stockholders	$(0.22)	$(0.22)	$(0.22)	$(0.22)
Shares of the Company’s Class B common stock do not participate in the earnings or losses of ZoomInfo Technologies, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Note 12 - Loss Per Share (continued)
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

Six Months Ended June 30, 2020
HSKB II Phantom Units	1,824,814
HSKB II Class 1 Units	375,201
Class P Units	12,548,938
LTIP Units	26,595
HoldCo Units	1,250,509
Class A Common Stock Options	287,299
Restricted Stock Units	291,042
Total anti-dilutive securities	16,604,398

Note 13 - Leases
The Company has operating leases for corporate offices under non-cancelable agreements with various expiration dates. Our leases do not have significant rent escalation, holidays, concessions, material residual value guarantees, material restrictive covenants, or contingent rent provisions. Our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component. In addition, we have elected the practical expedient to exclude short-term leases, which have an original lease term of less than one year, from our right-of-use assets and lease liabilities as well as the package of practical expedients relating to adoption of Topic 842.
The Company also has a sublease of a former corporate office. The sublease has a remaining lease term of less than 2 years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income from operations in the consolidated statements of operations was immaterial for the three and six months ended June 30, 2020 and 2019.
The following are additional details related to leases recorded on our balance sheet as of June 30, 2020 and December 31, 2019 (in millions):

Leases	Classification	Balance at June 30, 2020 (Unaudited)	Balance at December 31, 2019
Assets
Operating lease right-of-use assets, net	Operating leases	$35.0	$36.8

Liabilities
Current portion of operating lease liabilities	Operating leases	$4.0	$4.0
Operating lease liabilities, net of current portion	Operating leases	$38.3	$40.7
Rent expense was $1.6 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively. Rent expense was $3.3 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.
Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Cash Flow Information (in millions)	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2.1	$0.9	$3.8	$1.6

Lease liabilities arising from obtaining right-of-use assets
From Zoom Information, Inc. acquisition	$—	$—	$—	$28.6
Other	$—	$—	$0.1	$0.2

Note 13 - Leases (continued)

	As of
	June 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	8.0	8.6

Weighted average discount rate	6.3%	6.3%
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2020 (in millions):

Year Ending December 31,	Operating Leases
2020 (excluding six months ended June 30, 2020)	2.8
2021	7.5
2022	7.6
2023	7.2
2024	6.8
Thereafter	22.8
Total future minimum lease payments	$54.7
less effects of discounting	12.4
Total lease liabilities	$42.3

Reported as of June 30, 2020
Current portion of operating lease liabilities	4.0
Operating lease liabilities, net of current portion	38.3
Total lease liabilities	$42.3
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. As of June 30, 2020, all executed leases agreements have commenced and appropriately recorded on the balance sheet. Expense associated with short term leases and variable lease costs were immaterial for the three and six months ended June 30, 2020. The expense related to short-term leases reasonably reflects our short-term lease commitments.
Note 14 - Redeemable Series A Preferred Units
On June 8, 2020, the Company redeemed and cancelled all outstanding Series A Preferred Units of ZoomInfo OpCo for $274.2 million, the total redemption price, resulting in a $74.0 million reduction to Additional paid-in capital. The total redemption price paid included the carrying amount of $200.2 million, accreted but unpaid dividends of $45.4 million, and an excess amount due upon early redemption of $28.6 million. Of the $28.6 million excess amount paid, $17.6 million was attributed to noncontrolling interests and $11.0 million to common stockholders.
Note 15 - Equity-based Compensation
2020 Omnibus Incentive Plan - On May 27, 2020, the Board of Directors of the Company (the “Board”) adopted the ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for potential grants of the following awards with respect to shares of the Company’s Class A common stock and OpCo Units: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options; (iii) stock appreciation rights; (iv) restricted stock;

Note 15 - Equity-based Compensation (continued)
(v) restricted stock units; (vi) OpCo Units, and (vii) Other equity-based and cash-based incentive awards as determined by the compensation committee of the Board or any properly delegated subcommittee.
The maximum aggregate number of shares of the Company’s Class A common stock that may be issued pursuant to awards under the Omnibus Plan shall not exceed 18,650,000 shares (including OpCo Units or other securities which have been issued under the plan and can be exchanged or converted into shares of Class A common stock) (the “Plan Share Reserve”). The Omnibus Plan also contains a provision that will add an additional number of shares of Class A common stock to the Plan Share Reserve on the first day of each year starting with January 1, 2021, equal to the lesser of (i) the positive difference between (x) 5% of the outstanding Class A Common Stock on the last day of the immediately preceding year, and (y) the Plan Share Reserve on the last day of the immediately preceding year, and (ii) a lower number of shares of Class A Common Stock as may be determined by the Board.
The Company currently has equity-based compensation awards outstanding as follows: Restricted Stock Units, Class A Common Stock Options, HoldCo Units, OpCo Units, Class P Units, and LTIP units. In addition, the Company recognizes equity-based compensation expense from awards granted to employees by noncontrolling interest holders of HoldCo Units and OpCo Units as further described below under HSKB Incentive Units.
In connection with the Reorganization Transactions and the IPO, 1,950,930 Class P Units held directly by employees of the Company or indirectly through DiscoverOrg Management Holdings, LLC, were converted into 1,325,330 unvested HoldCo Units and 576,708 unvested Options based on their respective participation thresholds and the IPO price of $21.00 per share. In connection with this conversion of Class P Units as part of the Reorganization Transactions, the Company incurred incremental grant date fair value of $4.0 million. The HoldCo Units and Options issued upon the conversion remain subject to the same service vesting requirements of the original Class P Units.
Except where indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. For grants issued prior to June 2020, the service vesting condition is generally over four years with 50% vesting on the two year anniversary of the grant date of the award and the remainder vesting monthly thereafter. For awards made after May 2020, the service vesting condition is generally over four years with 25% vesting on the one year anniversary of the grant date of the award and 6.25% vesting quarterly thereafter.
Restricted Stock Units
Restricted Stock Unit (“RSU”) activity was as follows during the periods indicated:

	Six Months Ended June 30, 2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	511,537	$21.00
Forfeited	(1,124)	$21.00
Unvested at June 30, 2020	510,413	$21.00

Note 15 - Equity-based Compensation (continued)
Class A Common Stock Options
Unvested Options activity was as follows during the periods indicated:

	Six Months Ended June 30, 2020
	Options	Weighted Average Exercise Price
Unvested at beginning of period	—	$—
Effect of Reorganization Transactions and IPO	576,708	$21.00
Forfeited	(7,165)	$21.00
Unvested at June 30, 2020	569,543	$21.00
The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of June 30, 2020.

June 30, 2020
Aggregate intrinsic value (in millions)
Unit Options outstanding	$17.1
Unit Options exercisable	$—
Weighted average remaining contractual life (in years)
Unit Options outstanding	9.9 years
Unit Options exercisable	N/A
The fair value of Class A stock options was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

Six Months Ended June 30, 2020
Volatility	39.0% to 39.3%
Expected life	5.6 to 5.9 years
Risk-free rate	0.5%
Fair value per unit	$21.00
We estimated the future stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life. The estimated life for the units was based on the expected hold period of private equity owners. The risk-free rate is based on the rate for a U.S. government security with the same estimated life at the time of grant.
HoldCo Units
Unvested HoldCo Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2020
	HoldCo Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Effect of Reorganization Transactions and IPO	1,332,239	$8.98
Vested	(35,758)	$5.43
Forfeited	(6,262)	$12.77
Unvested at June 30, 2020	1,290,219	$9.06

Note 15 - Equity-based Compensation (continued)
OpCo Units
OpCo Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	OpCo Units	Weighted Average Grant Date Fair Value	OpCo Units
Unvested at beginning of period	228,819	$1.72	441,681
Effect of Reorganization Transactions and IPO	(6,909)	$10.48	—
Vested	(162,218)	$1.72	(118,867)
Forfeited	(59,692)	$0.68	—
Unvested at June 30, 2020	—	$—	322,814
Class P Units
Class P Units were issued under both the prior and current LLC agreement of ZoomInfo OpCo. Class P Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Class P Units	Weighted Average Participation Threshold	Class P Units
Unvested at beginning of period	16,893,603	$6.19	5,716,467
Effect of Reorganization Transactions and IPO	(1,950,930)	$7.01	—
Granted	642,500	$21.00	7,376,918
Vested	(3,504,844)	$5.77	—
Forfeited	(343,289)	$6.56	—
Unvested at June 30, 2020	11,737,040	$6.31	13,093,385
In June 2019, ZoomInfo OpCo expanded its employee incentive programs under a newly-formed upper tier entity DiscoverOrg Management Holdings, LLC (“Management Holdings”), established to issue Incentive Units to employees of the Company. Through this newly formed upper tier entity, Class P Units were issued by Management Holdings to employees, directors, and consultants or advisors of the Company, and ZoomInfo OpCo issued corresponding Class P Units to Management Holdings. The cancellation or forfeiture of any Management Holdings’ Class P Units automatically results in a cancellation of an equal number of ZoomInfo OpCo’s Class P Units. Management Holdings was subsequently merged with and into ZoomInfo HoldCo in connection with the Reorganization Transactions and IPO.
On June 3, 2020 concurrent with the pricing of the IPO, the Company granted additional Class P Units. The fair value of these Class P Units was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

	Six Months Ended June 30,
	2020	2019
Volatility	39.9%	40.4% to 41.2%
Expected life	6.5 to 6.8 years	4 years
Risk-free rate	0.5%	1.8% to 2.5%
Fair value per unit	$21.00	$5.20 to $9.04

Note 15 - Equity-based Compensation (continued)
We estimated the future stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life. The estimated life for the units was based on the expected holding period of private equity owners. The risk-free rate is based on the rate for a U.S. government security with the same estimated life at the time of grant.
LTIP Units
LTIP Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2020
	LTIP Units	Weighted Average Participation Threshold
Unvested at beginning of period	—	$—
Granted	47,620	$21.00
Unvested at June 30, 2020	47,620	$21.00
HSKB Incentive Units
The founders of the Company previously contributed membership units of ZoomInfo OpCo into an upper tier entity, HSKB Funds, LLC, which is controlled by the co-founder and current CEO of the Company (“HSKB Manager”). In connection with the Reorganization Transactions, HSKB was reorganized into HSKB I and HSKB II (together, “HSKB”), with HSKB I owning OpCo Units and HSKB II owning HoldCo Units. HSKB may issue LLC units to employees of the Company (“HSKB Grant”) in the form of Class 1 units and Class 2 units, with a Class 1 unit being exchangeable into one share of Class A Common Stock, and a Class 2 unit equal to any residual interests in HSKB upon liquidation. These awards are recorded in accordance with the measurement and recognition criteria of ASC 718 for awards made to non-employees.
Prior to December 2019, most HSKB Grants were issued with a performance vesting condition wherein the award vests upon the cumulative change of more than 90% of the membership interests in the Company. In December 2019, unvested HSKB Grants were modified to add an alternative vesting condition and modify the forfeiture provisions, wherein 50% of an HSKB Grant will no longer be subject to forfeiture and will be eligible to vest on the later of September 1, 2020 or two years following the award grant date, and 1/48th will no longer be subject to forfeiture and be eligible to vest on the first day of each subsequent month. This additional vesting condition (but not the forfeiture modification) is conditioned upon the ability to exchange the HSKB Units for the Class A Common Stock of the Company after an IPO. This modification affected 142 grantees at the time and resulted in an increase in unrecognized equity-based compensation cost related to the HSKB Grants of approximately $88.4 million. Upon completion of the IPO in June 2020, this performance condition was satisfied and the Company will begin to recognize compensation cost under these awards on a straight-line basis in the same manner as if the Company had paid cash in lieu of awarding the HSKB Grants, per the requirements of ASC 718.
In 2018, in connection with the Carlyle Investment described above, holders of HSKB Grants received $21.8 million in cash distributions. In addition, HSKB allocated $31.3 million to be paid over three years from 2019 to 2021 if the holder of the HSKB Grant remains employed by the Company as of the payment date. On March 31, 2020, HSKB allocated an additional $5.3 million to be paid out over four years, starting with March 31, 2020, to holders of HSKB Grants who received their grants after the March 2018 Carlyle Investment, subject to the holders continued employment by the Company. During the six months ended June 30, 2020, HSKB paid $11.3 million from allocated funds and has $12.2 million remaining that it has allocated to be paid through 2023.

Note 15 - Equity-based Compensation (continued)
HSKB Phantom Units - In December 2019, HSKB I adopted the HSKB Funds, LLC 2019 Phantom Unit Plan wherein HSKB may grant Phantom Units (“HSKB Phantom Units”) to employees of the Company. HSKB Phantom Units are recorded in accordance with the measurement and recognition criteria of ASC 718 for awards made to non-employees. HSKB Phantom Units represent the economic equivalent of one Class A Common Share in the Company and generally have the same vesting and forfeiture conditions as the modified HSKB Grants (see HSKB Incentive Units above). In connection with the Reorganization Transactions, all HSKB Phantom Units were moved from HSKB I to HSKB II. Within 30 days of the later of the date upon which a Phantom Unit vests and the date that HSKB II is capable of making an exchange of a corresponding ZoomInfo HoldCo Common Unit for Class A Common Stock, HSKB II must settle the HSKB Phantom Unit in exchange for either (1) cash or (2) Class A Common Stock as determined by the HSKB Manager, in each case, equal to the fair market value of such Common Unit at the time of such exchange.
The HSKB Incentive Units and HSKB Phantom Units both have time-based vesting conditions that were conditional upon the completion of an IPO. In addition, there were four Class P Unit grants with vesting that accelerated upon completion of an IPO. As a result, in the quarter ended June 30, 2020, the Company recognized an additional $57.6 million of expense attributable to the service period already elapsed on HSKB Incentive Units and HSKB Phantom Units, plus the acceleration of vesting on select Class P Units. Including this extra charge as a result of completing the IPO, compensation expense incurred from all the equity-based incentive awards described above was the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Cost of service and Operating expenses include equity-based compensation expenses as follows:
Cost of service	$15.3	$0.7	$17.0	$1.9
Sales and marketing	32.0	1.4	38.4	4.1
Research and development	8.5	2.6	10.1	2.9
General and administrative	8.7	1.3	10.3	2.7
Total equity-based compensation expense	$64.5	$6.0	$75.8	$11.6
As of June 30, 2020, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

	Amount	Weighted Average Remaining Service Period (years)
Restricted Stock Units	$10.3	3.2
Class A Common Stock Options	1.6	3.0
HoldCo Units	9.2	2.9
Class P Units	30.4	2.5
LTIP Units	1.0	4.4
HSKB Incentive Units	96.4	2.2
HSKB Phantom Units	5.7	3.0
Total unamortized equity-based compensation cost	$154.6	2.4

Note 16 - Income Taxes
The Company recorded $12.9 million and $1.4 million of income tax benefit for the three months ended June 30, 2020 and 2019, respectively, and $13.3 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s estimated effective tax rate for the six months ended June 30, 2020 was 17.6%. The Company’s estimated annual effective tax rate is less than the statutory rate of 21.0% primarily because the Company is not liable for income taxes on the portion of earnings that are attributable to non-controlling interest.
As a result of the IPO, the Company recorded a change in the net deferred tax asset position, net of valuation allowance, of $276.0 million, which primarily consisted of the Company’s outside basis differences in its partnership subsidiaries, resulting in a deferred tax asset position of $211.9 million.
In assessing the realizability of deferred tax assets, including the deferred tax assets recorded as a result of the IPO and current year operations, management determined that it was more likely than not that the deferred tax assets will be realized. In addition, the Company has assessed the need for valuation allowances on indefinite lived assets recorded at its lower tier subsidiaries. As of the result, the Company has recorded a valuation allowance of $119.0 million related to the indefinite outside basis in the corporate stock of its wholly owned subsidiary.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The Act contained several retroactive corporate tax provisions, including modifications to net operating loss application and the Section 163(j) limitation on business interest expense. Under U.S. GAAP, the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. The act did not have a material impact on the income tax benefit or the deferred taxes of the Company for the three and six months ended June 30, 2020.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of June 30, 2020, that if recognized, would affect the annual effective tax rate.
Tax Receivable Agreement
The Company expects to obtain an increase in its share of the tax basis in the net assets of ZoomInfo HoldCo when OpCo Units and HoldCo Units are exchanged by Pre-IPO OpCo Unitholders and Pre-IPO OpCo Unitholders, respectively. The Company intends to treat any redemptions and exchanges of HoldCo Units and OpCo Units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with certain of our Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holder (collectively, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for the payment by ZoomInfo Technologies Inc. of 85.0% of the amount of any tax benefits that ZoomInfo Technologies Inc. actually realizes, or in some cases is deemed to realize, as a result of (i) increases in ZoomInfo Technologies Inc.’s share of the tax basis in the net assets of ZoomInfo HoldCo resulting from any redemptions or exchanges of HoldCo Units or OpCo Units, (ii) tax basis increases attributable to payments made under the Tax Receivable Agreements, and (iii) deductions attributable to imputed interest pursuant to the Tax Receivable Agreements (the ‘‘TRA Payments”). The Company expects to benefit from the remaining 15.0% of any of cash savings, if any, that it realizes.
As of June 30, 2020, the Company had a liability of $109.4 million related to its projected obligations under the Tax Receivable Agreements. Tax Receivable Agreements related liabilities are classified as current or noncurrent based on the expected date of payment and are included in our consolidated balance sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in the IPO Prospectus, the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the IPO Prospectus, and the unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q and under “Risk Factors” in Part II, Item 1A of this Form 10-Q.
References in this Form 10-Q to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-Q to “ZoomInfo,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc. and its consolidated subsidiaries unless the context indicates otherwise. Numerical figures included in this Form 10-Q have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
Overview
ZoomInfo is a leading go-to-market intelligence platform for sales and marketing teams. Our cloud-based platform provides highly accurate and comprehensive information on the organizations and professionals they target. This “360-degree view” enables sellers and marketers to shorten sales cycles and increase win rates by delivering the right message, to the right person, at the right time, to hit their number.
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by our CEO, Henry Schuck. Henry founded the company to unlock actionable business information and insights to make organizations more successful. Over time, we developed new and innovative methods for gathering and cleansing data and insights using automated processes to scale our capabilities. In February 2019, we acquired Zoom Information, Inc. (“Pre-Acquisition ZI”) and subsequently the combined business has been re-branded as ZoomInfo. Pre-Acquisition ZI developed technologies to gather, parse, and match data at massive scale. We combined Pre-Acquisition ZI’s technology with our technology to deliver more value to customers with our combined platform that provides broader coverage and higher-quality insights.
We offer access to our platform on a subscription basis and we generate substantially all of our revenue from sales of subscriptions. Our subscription fees include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length with over 25% of our ACV being under multi-year agreements. We typically bill our customers at the beginning of each annual or quarterly period and recognize revenue ratably over the term of the subscription period.
We sell our ZoomInfo platform to both new and existing customers. Some existing customers continue to renew their subscriptions to pre-acquisition versions of the Pre-Acquisition ZI and DiscoverOrg solutions. We price our subscriptions based on the functionality, users, and records under management that are included in each product edition. Our paid product editions are Elite, Advanced, and Professional, and we have a free Community Edition.

Recent Developments
Reorganization Transactions
ZoomInfo Technologies Inc. was incorporated in November 2019 with no operating assets or operations for the purposes of facilitating an initial public offering of its Class A common stock (the “IPO”) and other related transactions in order to carry on the business of the operating entity ZoomInfo Holdings LLC (“ZoomInfo OpCo”) (formerly known as DiscoverOrg Holdings, LLC) following the consummation of the transactions described under “Reorganization Transactions” in Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q (the “Reorganization Transactions”).
Following the consummation of the Reorganization Transactions on June 3, 2020, ZoomInfo Technologies Inc. became a holding company, with its sole material asset being a controlling equity interest in ZoomInfo Intermediate Holdings LLC (“ZoomInfo HoldCo”), which is a holding company with its sole material asset being a controlling equity interest in ZoomInfo OpCo. ZoomInfo Technologies Inc. operates and controls all of our business and affairs, and consolidates the financial results of ZoomInfo OpCo through ZoomInfo HoldCo. Accordingly, ZoomInfo Technologies Inc. reports a non-controlling interest related to the OpCo Units or HoldCo Units held by our Continuing Members in our consolidated financial statements.
Initial Public Offering
On June 8, 2020, ZoomInfo Technologies Inc. completed the IPO, in which it sold 51,175,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $21.00 per share for net proceeds of $1,019.6 million, after deducting underwriters’ discounts (but excluding other offering expenses and reimbursements in accounts receivable as of June 30, 2020). ZoomInfo Technologies Inc. used all of the proceeds from the IPO to (i) purchase 48,528,783 newly issued HoldCo Units from ZoomInfo HoldCo for approximately $966.9 million (which ZoomInfo HoldCo in turn used to purchase the same number of newly issued OpCo Units from ZoomInfo OpCo); (ii) purchase 2,370,948 OpCo Units from certain Pre-IPO OpCo Unitholders for approximately $47.2 million; and (iii) fund $5.5 million of merger consideration payable to certain Pre-IPO Blocker Holders in connection with the Blocker Mergers. To date, ZoomInfo OpCo has used the proceeds it received through ZoomInfo HoldCo from the IPO to (i) redeem and cancel all outstanding Series A Preferred Units of ZoomInfo OpCo for approximately $274.2 million, including accumulated but unpaid distributions and related prepayment premiums; (ii) repay in full all outstanding indebtedness under our second lien credit agreement, for approximately $380.6 million, including related prepayment premiums and accrued interest; (iii) repay $35.0 million of outstanding borrowings under the Company’s first lien revolving credit facility; (iv) pay certain expenses related to the IPO; and (v) prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under our first lien credit agreement, including accrued interest thereon, using approximately $101.2 million of the proceeds; with the remaining proceeds intended to be used for general corporate purposes.
OpCo Units, HoldCo Units, and Common Stock
In connection with the Reorganization Transactions, the limited liability company agreement of ZoomInfo OpCo was amended and restated to, among other things, reclassify its outstanding preferred and common units into a new class of units that we refer to as “OpCo Units.” A portion of the Class P Units that are held by the Continuing Class P Unitholders remain as Class P Units.

Pursuant to the amended and restated limited liability company agreement of ZoomInfo OpCo, the Pre-IPO OpCo Unitholders (or certain permitted transferees) have the right (subject to the terms of such limited liability company agreement) to exchange their OpCo Units (together with a corresponding number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. Pursuant to the amended and restated limited liability company of ZoomInfo HoldCo, the Pre-IPO HoldCo Unitholders (or certain permitted transferees) have the right (subject to the terms of such limited liability company agreement) to exchange their HoldCo Units (together with a corresponding number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.
Pursuant to ZoomInfo Technologies Inc.’s amended and restated certificate of incorporation, at the option of the holder, a share of Class C common stock may be converted into one share of Class A common stock. In addition, each share of Class C common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain affiliate transfers described in our amended and restated certificate of incorporation among the Sponsors, the Founders, and their respective affiliates as of the date of the consummation of the IPO. Each share of Class C common stock will also automatically convert into one share of Class A common stock if, on the record date for any meeting of the stockholders, the aggregate number of outstanding shares of our Class B common stock and Class C common stock is less than 5% of our outstanding shares of common stock. Once converted into Class A common stock, Class C common stock will not be reissued.
The Pre-IPO OpCo Unitholders and the Pre-IPO HoldCo Unitholders that held voting units before the Offering Transactions and that continue to hold OpCo Units or HoldCo Units, as applicable, hold all of the issued and outstanding shares of our Class B common stock. The shares of Class B common stock have no economic rights but each share entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share) on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. The Pre-IPO Blocker Holders hold all of the issued and outstanding shares of our Class C common stock. The shares of Class C common stock have the same economic rights as shares of Class A common stock, but each share entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share upon the automatic conversion of our Class C common stock into shares of Class A common stock) on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. Holders of outstanding shares of our Class A common stock, Class B common stock, and Class C common stock vote as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.
COVID-19
In December 2019, a novel strain of Coronavirus disease (“COVID-19”) was reported, and in March 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of certain businesses, and greater uncertainty in global financial markets. Such conditions are creating disruption in global supply chains, increasing rates of unemployment, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.
The full impact of the COVID-19 pandemic on the global economy is not currently known and the extent to which the COVID-19 pandemic may impact our financial condition or results of operations remain uncertain. Furthermore, because of our largely subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.

As a result of the COVID-19 pandemic, we expect we will experience slowed growth or decline in new customer demand for our platform and lower demand from our existing customers for upgrades within our platform. We have experienced and expect to continue to experience an increase in potential customers seeking lower prices or other more favorable contract terms and current customers attempting to obtain concessions on the terms of existing contracts, including requests for early termination or waiver of payment obligations, all of which has adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; its impact on the health and welfare of our employees and their families; its impact on our customers and our sales cycles; its impact on customer, industry, or employee events; delays in hiring and onboarding new employees; and effects on our partners and vendors, some of which are uncertain, difficult to predict, and not within our control.
In response to the COVID-19 pandemic, in the first quarter of 2020, we temporarily closed all of our offices, including our office in Israel, and enabled our entire work force to work remotely. We have also implemented travel restrictions for non-essential business. These changes remained in effect in the second quarter of 2020 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Risk Factors” in Part II, Item 1A of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform. The majority of revenue growth when comparing the three months ending June 30, 2020 to the three months ending June 30, 2019 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory network. We will need to continue to invest in our efficient go-to-market effort to acquire new customers.
Deliver Additional High-Value Solutions to Our Existing Customers
Many of our customers purchase additional high-value solutions as they expand their use of our platform. Customers add additional services and/or upgrade their platform. We believe there is a significant opportunity for expansion with our existing customers through additional solutions.
Expanding Relationships with Existing Customers
Many of our customers increase spending with us by adding users as they increase their use of our platform. Several of our largest customers have expanded the deployment of our platform across their organizations following their initial deployment. We believe there is a significant opportunity to add additional users within our existing customers.

Our ability to expand relationships with existing customers and deliver additional high-value solutions is demonstrated by our net annual retention rate. We measure our retention rate on an annual basis and define annual net revenue retention as the total ACV generated by our customers and customers of Pre-Acquisition ZI at the end of the year divided by the ACV generated by the same group of customers at the end of the prior year. Our net annual retention rate for the year ended December 31, 2019 was 109%. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of June 30, 2020, we had more than 650 customers with over $100,000 in ACV and ACV from these customers grew 60% relative to June 30, 2019.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures are useful in evaluating our operating performance. These measures include, but are not limited to, Allocated Combined Receipts, Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, Adjusted Net Income, and Adjusted EPS which are used by management in making operating decisions, allocating financial resources, internal planning and forecasting, and for business strategy purposes. We believe that non-GAAP financial information is useful to investors because it eliminates certain items that affect period-over-period comparability, and it provides consistency with past financial performance and additional information about our underlying results and trends by excluding certain items that may not be indicative of our business, results of operations, or outlook.
We view adjusted EBITDA, Allocated Combined Receipts, Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, and Adjusted Net Income as operating performance measures and, as such, we believe that the most directly comparable GAAP financial measure to Allocated Combined Receipts is GAAP revenue. We believe the most directly comparable GAAP financial measure to Adjusted Operating Income, Adjusted EBITDA, and Adjusted Net Income is GAAP Net Income. We believe the most directly comparable GAAP financial measures to Adjusted Net Income per diluted share and Adjusted Operating Income Margin are net earnings per diluted share and net income divided by revenue, respectively.
Non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the comparable GAAP measures, but rather as supplemental information to our business results. This information should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. There are limitations to these non-GAAP financial measures because they are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items or events being adjusted. In addition, other companies may use different measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP.
Allocated Combined Receipts
We define Allocated Combined Receipts as the combined receipts of our Company and companies that we have acquired allocated to the period of service delivery. We calculate Allocated Combined Receipts as the sum of (i) revenue, (ii) revenue recorded by acquired companies prior to our acquisitions of them, and (iii) the impact of fair value adjustments to acquired unearned revenue related to services billed by an acquired company prior to its acquisition. Management uses this measure to evaluate organic growth of the business period over period, as if the Company had operated as a single entity and excluding the impact of acquisitions or adjustments due to purchase accounting. Organic growth in current and future periods is driven by sales to new customers and the addition of additional subscriptions and functionality to existing customers, offset by customer cancellations or reduced subscriptions upon renewal. We believe that it is important to evaluate growth on this organic basis, as it is an indication of the success of our services from the customer’s perspective that is not impacted by corporate events such as acquisitions or the fair value estimates of acquired unearned revenue. We believe this measure is useful to investors because it illustrates the trends in our organic revenue growth and allows investors to analyze the drivers of revenue on the same basis as management.

The following table presents a reconciliation of Allocated Combined Receipts for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Revenue	$110.9	$68.5	$213.1	$123.1
Impact of fair value adjustments to acquired unearned revenue(a)	0.3	10.7	1.7	19.2
Pre-Acquisition ZI revenue(b)	—	—	—	9.7
Impact of fair value adjustments to acquired unearned revenue recorded by Pre-Acquisition ZII(c)	—	—	—	0.1
Pre-acquisition revenue of other acquired companies(d)	—	0.2	—	0.3
Allocated Combined Receipts	$111.2	$79.4	$214.8	$152.4
Growth	40%		41%
__________________
(a)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company, including Pre-Acquisition ZI, prior to our acquisition of that company.  These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(b)Figures include revenue recognized by Pre-Acquisition ZI for the periods prior to our acquisition of Pre-Acquisition ZI.
(c)Primarily represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by a predecessor entity, prior to the acquisition of that predecessor entity by Pre-Acquisition ZI. These adjustments represent the difference between the revenue recognized based on Pre-Acquisition ZI management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(d)We acquired Komiko in October 2019. Figures include revenue recognized by Komiko for the periods presented prior to its acquisition.
Allocated Combined Receipts for the three months ended June 30, 2020 was $111.2, which represented an increase of $31.8 million, or 40%, relative to the three months ended June 30, 2019. Allocated Combined Receipts for the six months ended June 30, 2020 was $214.8 million, which represented an increase of $62.4 million, or 41%, relative to the six months ended June 30, 2019. We consider this to be our organic growth, representative of the growth in receipts from customers allocated to the period of service delivery. This growth was primarily attributed to sales to new customers in the applicable and preceding periods, while incremental sales to existing customers were mostly offset by cancellations and reductions of subscriptions upon renewal.
Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income
We define Adjusted Operating Income as income from operations plus (i) impact of fair value adjustments to acquired unearned revenue, (ii) amortization of acquired technology and other acquired intangibles, (iii) equity-based compensation, (iv) restructuring and transaction-related expenses, and (v) integration costs and acquisition-related compensation. We exclude the impact of fair value adjustments to acquired unearned revenue and amortization of acquired technology and other acquired intangibles, as well as equity-based compensation, because these are non-cash expenses or non-cash fair value adjustments and we believe that excluding these items provides meaningful supplemental information regarding performance and ongoing cash-generation potential. We exclude restructuring and transaction-related expenses, as well as integration costs and acquisition-related compensation, because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted Operating Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Operating Income should not be considered as an alternative to operating income as an indicator of operating performance.
We define Adjusted Net Income as Adjusted Operating Income less (i) interest expense, (ii) other (income) expense, net, and (iii) income tax expense (benefit) including incremental tax effects of adjustments to arrive at Adjusted Operating Income and benefits related to the TRA. Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Net income (loss)	$(56.2)	$(19.9)	$(62.1)	$(60.1)
Benefit from income taxes	(12.9)	(1.4)	(13.3)	(4.7)
Interest expense, net	25.1	26.9	49.6	50.4
Loss on debt extinguishment	12.7	—	14.9	18.2
Other (income) expense, net(a)	0.1	—	—	—
Income (loss) from operations	(31.2)	5.6	(10.9)	3.8
Impact of fair value adjustments to acquired unearned revenue(b)	0.3	10.7	1.7	19.2
Amortization of acquired technology	5.6	7.4	11.2	13.0
Amortization of other acquired intangibles	4.7	4.6	9.3	8.3
Equity-based compensation expense	64.5	6.0	75.8	11.6
Restructuring and transaction related expenses(c)	9.5	1.2	12.4	9.0
Integration costs and acquisition-related expenses(d)	1.6	5.8	4.5	8.0
Adjusted Operating Income	$55.0	$41.3	$104.0	$72.9
Benefit from income taxes	12.9	1.4	13.3	4.7
Tax impacts of adjustments to net income (loss)	(15.7)	(2.0)	(20.5)	(5.6)
Interest expense, net	(25.1)	(26.9)	(49.6)	(50.4)
Other (income) expense, net	(0.1)	—	—	—
Adjusted Net Income	$27.0	$13.8	$47.2	$21.7
__________________
(a)Primarily represents foreign exchange remeasurement gains and losses.
(b)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company, including Pre-Acquisition ZI, prior to our acquisition of that company.  These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2020, this expense related primarily to professional fees for the preparation for an initial public offering. For the three and six months ended June 30, 2019, this expense related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance, and acceleration of payments for terminated employees.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended June 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended June 30, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses. For the six months ended June 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the six months ended June 30, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses, as well as expense incurred for retention awards granted upon the Company’s acquisitions of RainKing and NeverBounce. (see Note 4 to our unaudited consolidated financial statements included elsewhere in this document for additional discussion regarding cash vesting payments associated with the acquisition of Pre-Acquisition ZI). This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Cost of service	$0.1	$0.1	$0.2	$0.1
Sales and marketing	0.8	2.0	1.8	3.0
Research and development	0.7	0.8	2.4	1.5
General and administrative	—	2.9	0.1	3.4
Total integration costs and acquisition-related compensation	$1.6	$5.8	$4.5	$8.0
We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Adjusted Operating Income	$55.0	$41.3	$104.0	$72.9

Revenue	110.9	68.5	213.1	123.1
Impact of fair value adjustments to acquired unearned revenue	0.3	10.7	1.7	19.2
Revenue for adjusted operating margin calculation	$111.2	$79.2	$214.8	$142.3
Adjusted Operating Income Margin	49%	52%	48%	51%
Adjusted Operating Income for the three months ended June 30, 2020 was $55.0 million and represented an Adjusted Operating Income Margin of 49%. Adjusted Operating Income for the three months ended June 30, 2019 was $41.3 million and represented an Adjusted Operating Income Margin of 52%. The increase of $13.7 million, or 33%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 49% in the three months ended June 30, 2020 from 52% in the three months ended June 30, 2019 due to incremental sales and marketing expenses related to signing new customers and retaining and upselling existing customers, and general and administration costs to support incremental public company related requirements.
Adjusted Operating Income for the six months ended June 30, 2020 was $104.0 million and represented an Adjusted Operating Income Margin of 48%. Adjusted Operating Income for the six months ended June 30, 2019 was $72.9 million and represented an Adjusted Operating Income Margin of 51%. The increase of $31.1 million, or 43%, was driven primarily from the growth in revenue that resulted from the acquisition of Pre-Acquisition ZI and additional customers in 2020 and 2019. Adjusted Operating Income Margin decreased to 48% in the six months ended June 30, 2020 from 51% in the six months ended June 30, 2019 due to incremental sales and marketing expenses related to signing new customers and retaining and upselling existing customers, and general and administration costs to support incremental public company related requirements.

Adjusted EBITDA
EBITDA is defined as earnings before debt-related costs, including interest and loss on debt extinguishment, provision for taxes, depreciation, and amortization. Management further adjusts EBITDA to exclude certain items of a significant or unusual nature, including other (income) expense, net, impact of certain non-cash items, such as fair value adjustments to acquired unearned revenue and equity-based compensation, restructuring and transaction-related expenses, and integration costs and acquisition-related compensation. We exclude these items because these are non-cash expenses or non-cash fair value adjustments, which we do not consider indicative of performance and ongoing cash-generation potential or are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted EBITDA is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Net income (loss)	$(56.2)	$(19.9)	$(62.1)	$(60.1)
Benefit from income taxes	(12.9)	(1.4)	(13.3)	(4.7)
Interest expense, net	25.1	26.9	49.6	50.4
Loss on debt extinguishment	12.7	—	14.9	18.2
Depreciation	2.1	1.3	4.0	2.4
Amortization of acquired technology	5.6	7.4	11.2	13.0
Amortization of other acquired intangibles	4.7	4.6	9.3	8.3
EBITDA	(18.9)	18.9	13.6	27.5
Other (income) expense, net(a)	0.1	—	—	—
Impact of fair value adjustments to acquired unearned revenue(b)	0.3	10.7	1.7	19.2
Equity-based compensation expense	64.5	6.0	75.8	11.6
Restructuring and transaction related expenses(c)	9.5	1.2	12.4	9.0
Integration costs and acquisition-related expenses(d)	1.6	5.8	4.5	8.0
Adjusted EBITDA	$57.1	$42.6	$108.0	$75.3
__________________
(a)Primarily represents foreign exchange remeasurement gains and losses.
(b)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company, including Pre-Acquisition ZI, prior to our acquisition of that company.  These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2020, this expense related primarily to professional fees for the preparation for an initial public offering. For the three and six months ended June 30, 2019, this expense related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance, and acceleration of payments for terminated employees.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended June 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended June 30, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses. For the six months ended June 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the six months ended June 30, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses, as well as expense incurred for retention awards granted upon the Company’s acquisitions of RainKing and NeverBounce. (see Note 4 to our unaudited consolidated financial statements included elsewhere in this document for additional discussion regarding cash vesting payments associated with the acquisition of Pre-Acquisition ZI). This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Cost of service	$0.1	$0.1	$0.2	$0.1
Sales and marketing	0.8	2.0	1.8	3.0
Research and development	0.7	0.8	2.4	1.5
General and administrative	—	2.9	0.1	3.4
Total integration costs and acquisition-related compensation	$1.6	$5.8	$4.5	$8.0
Adjusted EBITDA for the three months ended June 30, 2020 was $57.1 million, an increase of $14.5 million, or 34%, relative to the three months ended June 30, 2019. This increase was driven primarily from the growth in revenue and additional customers in 2020 and 2019.
Adjusted EBITDA for the six months ended June 30, 2020 was $108.0 million, an increase of $32.7 million, or 43%, relative to the six months ended June 30, 2019. This increase was driven primarily from the growth in revenue that resulted from the acquisition of Pre-Acquisition ZI and additional customers in 2020 and 2019.
Factors Affecting the Comparability of Our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.
Impact of the Reorganization Transactions
ZoomInfo Technologies Inc. is a corporation for U.S. federal and state income tax purposes. Our accounting predecessor, ZoomInfo OpCo, was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, only certain subsidiaries that were organized as corporations for U.S. federal income tax purposes have been subject to U.S. federal income tax at the entity level historically. Accordingly, unless otherwise specified, the historical results of operations and other financial information set forth in this Form 10-Q only include a provision for U.S. federal income tax for income allocated to those subsidiaries that were organized as corporations for U.S. federal income tax purposes. Following the completion of the Reorganization Transactions, ZoomInfo Technologies Inc. pays U.S. federal and state income taxes as a corporation on its share of our taxable income.
ZoomInfo OpCo is the predecessor of ZoomInfo Technologies Inc. for financial reporting purposes. As a result, the consolidated financial statements of ZoomInfo Technologies Inc. recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of ZoomInfo OpCo, the accounting predecessor.
In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreements described in Note 16 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Initial Public Offering
On June 8, 2020, ZoomInfo Technologies Inc. completed the IPO, in which it sold 51,175,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $21.00 per share for net proceeds of $1,019.6 million, after deducting underwriters’ discounts (but excluding other offering expenses and reimbursements in accounts receivable as of June 30, 2020). To date, ZoomInfo OpCo has used the proceeds it received through ZoomInfo HoldCo from the IPO to (i) redeem and cancel all outstanding Series A Preferred Units of ZoomInfo OpCo for approximately $274.2 million, including accumulated but unpaid distributions and related prepayment premiums; (ii) repay in full all outstanding indebtedness under our second lien credit agreement, for approximately $380.6 million, including related prepayment premiums and accrued interest; (iii) repay $35.0 million of outstanding borrowings under the Company’s first lien revolving credit facility; (iv) pay certain expenses related to the IPO; and (v) prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under our first lien credit agreement, including accrued interest thereon, using approximately $101.2 million of the proceeds; with the remaining proceeds intended to be used for general corporate purposes. We expect these debt repayments to drive future reductions in our interest expense compared to historical results.
Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include Pre-Acquisition ZI in February 2019, and Komiko in October 2019. As discussed below under “—Results of Operations,” these acquisitions have been a significant driver of our revenue, cost of service, operating expense, and interest expense growth. Purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date, including unearned revenue. Revenue from contracts that are impacted by the estimate of fair value of the unearned revenue upon acquisition will be recorded based on the fair value until such contract is terminated or renewed, which will differ from the receipts received by the acquired company allocated over the service period for the same reporting periods.
Impact of the Zoom Information Acquisition
On February 1, 2019, we acquired, through a newly formed wholly owned subsidiary, Zebra Acquisition Corporation, 100% of the stock of Pre-Acquisition ZI for $748.0 million, net of cash acquired. Pre-Acquisition ZI was a provider of company and contact information to sales and marketing professionals.
The Zoom Information Acquisition qualifies as a business combination and was accounted for as such. We included the financial results of Pre-Acquisition ZI in the consolidated financial statements of ZoomInfo OpCo from the date of the Zoom Information Acquisition. Accordingly, the financial statements for the period prior to the Zoom Information Acquisition may not be comparable to those from the periods after the Zoom Information Acquisition.
In connection with the Zoom Information Acquisition, ZoomInfo OpCo entered into an $865.0 million first lien term loan facility, a $100.0 million first lien revolving credit facility, which was undrawn at the time of the acquisition, and a $370.0 million second lien term loan facility, and issued $207.0 million of Series A Preferred Units. In addition to funding the Zoom Information Acquisition, the additional proceeds from such facilities and Series A Preferred Units were used to repay existing debt. These debt facilities drove a significant impact to our interest expense from the date of the acquisition. We would have expected interest expense for the three and six months ended June 30, 2020 to be greater than that of the three and six months ended June 30, 2019 due to the debt being outstanding for the entire period in 2020. However, this increase was mitigated and offset by a) a reduction in interest rates period over period, and b) the debt repayments and prepayments referenced above and in Note 7 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
During 2019, we completed the integration of Pre-Acquisition ZI, including aligning reporting structures for all employees along functional lines, migrating all front-office sales and marketing activities onto a single technology stack with a single instance for key technology components, migrating back-office activities onto a single technology stack, integrating accounting, legal, and human resources activities, including financial reporting processes and benefits for employees, and developing a single platform that is being used for all sales to new customers.
Additionally, as part of the integration of Pre-Acquisition ZI, we identified that certain roles and responsibilities were redundant between the two companies and terminated the employment of certain executives immediately upon the closing of the transaction. We subsequently eliminated additional positions that were no longer needed as a result of the functionally aligned reporting structure, including the Russia operations of Pre-Acquisition ZI, certain development positions in Vancouver, Washington, and certain executives from DiscoverOrg and Pre-Acquisition ZI. Expenses relating to severance paid were recorded as restructuring and transaction expenses on the statement of operations with the majority of those expenses being recognized in the three months ended March, 31, 2019, and not recurring in the three months ended June 30, 2019 nor in 2020. Expenses relating to any accelerated payments under the Cash Vesting Payment Program (see Note 4 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q) were recorded as operating expense according to the functional area aligning to the employee’s salary and is included in integration and transaction-related compensation expenses when calculating non-GAAP metrics.
All new customers are sold the ZoomInfo platform that we released in September 2019. We continue to support pre-existing customers on the legacy DiscoverOrg and Pre-Acquisition ZI platforms, although many pre-existing customers have agreed to upgrade to the ZoomInfo platform. The pricing constructs for subscriptions on the platforms are similar among the platforms and based on a combination of the number of seats to which the customer commits and the level of functionality and data access that the customer requires. Based on the increased level of functionality and data access, upgrading to the ZoomInfo platform will often require an increase in subscription pricing for an equivalent number of users.
We incurred expenses related to the integration of Pre-Acquisition ZI during 2019. Additionally, as part of the purchase of Pre-Acquisition ZI, we agreed with the former owners of Pre-Acquisition ZI to implement a Cash Vesting Payment Program to make payments to employees with respect to unvested options that were canceled at the time of the Zoom Information Acquisition. We agreed to make the payments to employees according to the remaining vesting schedule as of the acquisition date in amounts that would have been paid had the options been vested at the time of the acquisition. We reduced the originally agreed purchase price to the former owners of Pre-Acquisition ZI as a result of agreeing to make such payments. These payments are recorded as expense over the period of service on our statement of operations in the same expense line item as the salary of recipients, and we will continue to record expense for the majority of employees until 2021, and for some employees into 2022. Additionally, we engaged consulting firms and other professional services firms to help integrate our companies, including developing branding and pricing strategies for the combined platform. These expenses were recorded as sales and marketing and general and administrative expenses on our statement of operations. For analyses and non-GAAP metrics that include adjustments to operating expenses, the expenses are deemed to be integration expenses and acquisition-related compensation.
Equity-Based Compensation
In December 2019, HSKB modified all outstanding awards to add an alternative performance and time vesting condition and to also permit settlement through exchange into the Company’s public shares in addition to the existing cash-settlement option. This modification resulted in the revaluation of the awards in accordance with GAAP. Through the date of modification, no equity-based compensation had been recognized for these awards as the qualifying event (i.e., IPO) was not probable. Upon completion of the IPO, the Company recognized $57.6 million of additional compensation expense attributable to service periods already elapsed on HSKB awards and the acceleration of vesting select Class P Units. The remaining unamortized fair value as of the modification date will be recognized as equity-based compensation over the remaining service period of the awards. In addition to the impact of the modified HSKB awards, new awards and modifications that took place as part of the Reorganization Transactions and the IPO will contribute to higher equity-based compensation expense in 2020 and 2021. See Note 15 for unamortized equity-based compensation costs related to each type of equity-based incentive award.

Components of Our Results of Operations
Revenue
We derive 99% of our revenue from subscription services and the remainder from recurring usage-based services. Our subscription services consist of our SaaS applications. Pricing of our subscription contracts are generally based on the functionality provided, the number of users that access our applications, the amount of data that the customer integrates into their systems, and add-on functionality that is provided. Our subscription contracts typically have a term ranging from one to three years and are non-cancellable. We typically bill for services in advance either annually or quarterly, and we typically require payment at the beginning of each annual or quarterly period.
Subscription revenue is generally recognized ratably over the contract term starting with when our service is made available to the customer. Email verification service revenue is recognized in the period services are utilized by our customers. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these services. We record a contract asset when revenue recognized on a contract exceeds the billings to date for that contract.
Unearned revenue results from cash received or amounts billed to customers in advance of revenue recognized upon the satisfaction of performance obligations. The unearned revenue balance is influenced by several factors, including purchase accounting adjustments, seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size, and new business timing within the period. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancellable subscription agreements.
Cost of Service
Cost of Service, excluding amortization of acquired technology. Cost of service, excluding amortization of acquired technology includes direct expenses related to the support and operations of our SaaS services and related to our research teams, including salaries, benefits, equity-based compensation, and related expenses, such as employer taxes, allocated overhead for facilities, IT, third-party hosting fees, third-party data costs, and amortization of internally developed capitalized software.
We anticipate that we will continue to invest in costs of service and that costs of service as a percentage of revenue will stay consistent or modestly decrease as we realize operating leverage in the business.
Amortization of acquired technology. Amortization of acquired technology includes amortization expense for technology acquired in business combinations.
We anticipate that amortization of acquired technology will only increase if we make additional acquisitions in the future.
Gross Profit and Gross Margin
Gross profit is revenue less cost of service, and gross margin is gross profit as a percentage of revenue. Gross profit has been and will continue to be affected by various factors, including leveraging economies of scale, the costs associated with third-party hosting services and third-party data, the level of amortization of acquired technology, and the extent to which we expand our customer support and research organizations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors.
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, restructuring and transaction expenses, and amortization of acquired intangibles. The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation expense, and marketing.

Sales and marketing. Sales and marketing expenses primarily consist of employee compensation such as salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits for our sales and marketing teams, as well as overhead costs, technology, and marketing programs. Sales commissions and related payroll taxes directly related to contract acquisition are capitalized and recognized as expenses over the estimated period of benefit.
We anticipate that we will continue to invest in sales and marketing capacity to enable future growth and that sales and marketing expense as a percentage of revenue will increase as we recognize expense related to amortization of contract acquisition costs in 2019 and continue to grow the sales and marketing teams and invest in marketing programs.
Research and development. Research and development expenses support our efforts to enhance our existing platform and develop new software products. Research and development expenses primarily consist of employee compensation such as salaries, bonuses, stock-based compensation, and other employee-related benefits for our engineering and product management teams, as well as overhead costs. Research and development expenses do not reflect amortization of internally developed capitalized software. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us, and we expect our research and development expenses to continue to increase as we invest in research and development resources to further strengthen and enhance our solutions.
We anticipate that we will continue to invest in research and development in order to develop new features and functionality to drive incremental customer value in the future and that research and development expense as a percentage of revenue will modestly increase in the long term.
General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, stock-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses for professional fees including legal services, accounting, and other consulting services, including those associated with preparing for our initial public offering.
We anticipate that general and administrative costs will significantly increase due to incremental costs associated with operating a public company, including corporate insurance costs, additional accounting and legal expenses, additional independent board member costs, and additional resources associated with controls, reporting, and disclosure. We expect general and administrative expenses as a percentage of revenue to increase in 2020 and then stay consistent or modestly decrease thereafter, as we realize operating leverage in the business.
Amortization of other acquired intangibles. Amortization of acquired intangibles primarily consists of amortization of customer relationships, tradenames, and brand portfolios.
We anticipate that amortization of other acquired intangibles will only increase if we make additional acquisitions in the future.
Restructuring and transaction expenses. Restructuring and transaction expenses primarily consist of various restructuring and acquisition activities we have undertaken to achieve strategic or financial objectives. Restructuring and acquisition activities include, but are not limited to, consolidation of offices and responsibilities, office relocation, administrative cost structure realignment, and acquisition-related professional services fees.
We anticipate that restructuring and transaction expenses will be correlated with future acquisition activity or strategic restructuring activities, which could be greater than or less than our historic levels.
Interest Expense, Net
Interest expense represents the interest payable on our debt obligations and the amortization of debt discounts and debt issuance costs, less interest income.

We anticipate that our interest expense will be substantially lower as a result of the repayment of a portion of our outstanding indebtedness with the proceeds from IPO. See “Use of Proceeds.” Interest expense could increase in the future based on changes in variable interest rates or the issuance of additional debt.
Loss on Debt Extinguishment
Loss on debt extinguishment consists of prepayment penalties and impairment of deferred financing costs associated with the extinguishment of debt.
We anticipate that losses related to debt extinguishment will only occur if we extinguish indebtedness before the contractual repayment dates.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.
We anticipate that the magnitude of other income and expenses may increase as we expand operations internationally and add complexity to our operations.
Benefit from Income Taxes
ZoomInfo OpCo is currently treated as a pass-through entity for U.S. federal income tax purposes and most applicable state and local income tax purposes. Benefit from income tax (expense), deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid by our corporate subsidiaries and, to the extent paid directly by our limited liability companies and partnerships that are treated as partnerships for tax purposes, our partnerships. Our corporate subsidiaries, RKSI Acquisition Corporation and Zebra Acquisition Corporation, are subject to income taxes in both the United States and foreign jurisdictions and hold noncontrolling interests in our subsidiary, ZoomInfo Technologies LLC. ZoomInfo Technologies LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by ZoomInfo Technologies LLC is passed through to and included in the taxable income or loss of its partners, including ZoomInfo LLC, RKSI Acquisition Corporation, and Zebra Acquisition Corporation. However, because RKSI Acquisition Corporation and Zebra Acquisition Corporation are subject to income taxes in both the United States and foreign jurisdictions, income allocated to such corporate subsidiaries for tax purposes reduces the taxable income allocated to and distributions made to ZoomInfo OpCo. Significant judgments and estimates are required in determining our consolidated income tax expense. See Note 2 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
After consummation of the Reorganization Transactions, ZoomInfo Technologies Inc. became subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of ZoomInfo OpCo, and is taxed at the prevailing corporate tax rates. ZoomInfo Technologies Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes. Accordingly, a provision for income taxes will be recorded for the anticipated tax consequences of our reported results of operations for federal income taxes. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the tax receivable agreements, which we expect to be significant. The limited liability company agreement of ZoomInfo OpCo, provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. See Note 16 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. However, our ability to make such distributions may be limited due to, among other things, restrictive covenants in our secured credit facilities. In addition, because RKSI Acquisition Corporation and Zebra Acquisition Corporation will continue to be subject to income taxes in both the United States and foreign jurisdictions, income allocated to such corporate subsidiaries for tax purposes will reduce the distributions made to ZoomInfo OpCo, thereby reducing our allocable share of U.S. taxable income of ZoomInfo OpCo. See “Risk Factors—Risks Related to Our Organizational Structure—ZoomInfo Technologies Inc. is a holding company, its only material asset is its interest in ZoomInfo HoldCo, which is a holding company whose only material asset is its interest in ZoomInfo OpCo, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from

ZoomInfo OpCo through ZoomInfo HoldCo to pay taxes, make payments under the tax receivable agreements, and pay dividends.” in Part II, Item 1A of this Form 10-Q.
Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Revenue	$110.9	$68.5	$213.1	$123.1

Cost of service:
Cost of service(1)	28.2	10.2	43.0	19.3
Amortization of acquired technology	5.6	7.4	11.2	13.0
Gross profit	77.1	50.9	158.9	90.8

Operating expenses:
Sales and marketing(1)	59.5	20.5	93.6	38.8
Research and development(1)	16.4	8.9	26.3	14.1
General and administrative(1)	18.2	10.1	28.2	16.8
Amortization of other acquired intangibles	4.7	4.6	9.3	8.3
Restructuring and transaction related expenses	9.5	1.2	12.4	9.0
Total operating expenses	108.3	45.3	169.8	87.0
Income (loss) from operations	(31.2)	5.6	(10.9)	3.8

Interest expense, net	25.1	26.9	49.6	50.4
Loss on debt extinguishment	12.7	—	14.9	18.2
Other (income) expense, net	0.1	—	—	—
Income (loss) before income taxes	(69.1)	(21.3)	(75.4)	(64.8)
Benefit from income taxes	12.9	1.4	13.3	4.7
Net income (loss)	(56.2)	(19.9)	(62.1)	(60.1)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	0.8	(19.9)	(5.1)	(60.1)
Less: Net income (loss) attributable to noncontrolling interests	(36.6)	—	(36.6)	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(20.4)	$—	$(20.4)	$—

__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Cost of service	$15.3	$0.7	$17.0	$1.9
Sales and marketing	32.0	1.4	38.4	4.1
Research and development	8.5	2.6	10.1	2.9
General and administrative	8.7	1.3	10.3	2.7
Total equity-based compensation expense	$64.5	$6.0	$75.8	$11.6
Three Months Ended June 30, 2020 and Three Months Ended June 30, 2019
Revenue. Revenue was $110.9 million for the three months ended June 30, 2020, an increase of $42.4 million, or 62%, as compared to $68.5 million for the three months ended June 30, 2019. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers, and, to a lesser extent, due to the recognition of revenue for renewed contracts at the contracted value, as opposed to the fair value ascribed to acquired contracts under purchase accounting during the prior year period.
Cost of Service. Cost of service was $33.8 million for the three months ended June 30, 2020, an increase of $16.2 million, or 92%, as compared to $17.6 million for the three months ended June 30, 2019. The increase was primarily due to additional stock-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Additional expenses related to additional headcount and hosting expense to support new and growing customers were largely offset by reductions in amortization of acquired technology.
Operating Expenses. Operating expenses were $108.3 million for the three months ended June 30, 2020, an increase of $63.0 million, or 139%, as compared to $45.3 million for the three months ended June 30, 2019. The increase was primarily due to additional stock-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Excluding stock-based compensation expenses, operating expenses were $59.1 million for the three months ended June 30, 2020, an increase of $19.1 million, or 48%, as compared to $40.0 million for the three months ended June 30, 2019. The increase was primarily due to:
•an increase in sales and marketing expense (excluding stock-based compensation) of $8.4 million, or 44%, to $27.5 million for the three months ended June 30, 2020, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding stock-based compensation) of $1.6 million, or 25%, to $7.9 million for the three months ended June 30, 2020, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services;
•an increase in general and administrative expense (excluding stock-based compensation) of $0.7 million, or 8%, to $9.5 million for the three months ended June 30, 2020, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization, which were offset by a decrease in integration-related expenses in the three months ended June 30, 2019, which did not recur in the three months ended June 30, 2020;
•an increase in restructuring and transaction-related expense of $8.3 million, or 692%, to $9.5 million for the three months ended June 30, 2020, due primarily to IPO related expenses in the current quarter, which was partially offset by the reduction of restructuring expenses in the three months ended June 30, 2019 related to integrating the Pre-Acquisition ZI business, which did not recur.
Interest Expense, Net. Interest expense, net was $25.1 million for the three months ended June 30, 2020, a decrease of $1.8 million, or 7%, as compared to $26.9 million for the three months ended June 30, 2019. The decrease was primarily due to interest savings as a result of repayment of the second lien debt and $100.0 million first lien debt principal repayment, offset by nonrecurring interest expense recognized upon partial dedesignation of cash flow hedges resulting from reclassification from Accumulated other comprehensive income (loss).
Loss on Debt Extinguishment. Loss on debt extinguishment was $12.7 million for the three months ended June 30, 2020, an increase of $12.7 million, as compared to $0.0 million for the three months ended June 30, 2019. The increase represents prepayment penalties and derecognition of deferred and unamortized debt issuance costs resulting from the repayment of the second lien debt and $100.0 million first lien debt principal repayment.
Benefit from Income Taxes. Benefit from income taxes was $12.9 million for the three months ended June 30, 2020, an increase of $11.5 million, or 821%, as compared to $1.4 million for the three months ended June 30, 2019. The increase was primarily due to a significant increase in losses driven by stock compensation expense and debt extinguishment losses as a result of the IPO and subsequent debt restructuring, in addition to the Company’s increased corporate ownership of OpCo at ZoomInfo Technologies, Inc, which is benefiting earnings previously attributable to partnerships.
Six months ended June 30, 2020 and Six months ended June 30, 2019
Revenue. Revenue was $213.1 million for the six months ended June 30, 2020, an increase of $90.0 million, or 73%, as compared to $123.1 for the six months ended June 30, 2019. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers, and, to a lesser extent, due to the recognition of revenue for renewed contracts at the contracted value, as opposed to the fair value ascribed to acquired contracts under purchase accounting during the prior year period or recognized by Pre-Acquisition ZI before the acquisition on February 1, 2019.
Cost of Service. Cost of service was $54.2 million for the six months ended June 30, 2020, an increase of $21.9 million, or 68%, as compared to $32.3 million for the six months ended June 30, 2019. The increase was primarily due to additional stock-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Additional expenses related to additional headcount and hosting expense to support new and growing customers were largely offset by reductions in amortization of acquired technology.
Operating Expenses. Operating expenses were $169.8 million for the six months ended June 30, 2020, an increase of $82.8 million, or 95%, as compared to $87.0 million for the six months ended June 30, 2019. The increase was primarily due to additional stock-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Excluding stock-based compensation expenses, operating expenses were $111.0 million for the six months ended June 30, 2020, an increase of $33.7 million, or 44%, as compared to $77.3 million for the six months ended June 30, 2019. The increase was primarily due to:
•an increase in sales and marketing expense (excluding stock-based compensation) of $20.5 million, or 59%, to $55.2 million for the six months ended June 30, 2020, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding stock-based compensation) of $5.0 million, or 45%, to $16.2 million for the six months ended June 30, 2020, due primarily to additional engineering and product management resources added to support continued innovation of our services;
•an increase in general and administrative expense (excluding stock-based compensation) of $3.8 million, or 27%, to $17.9 million for the six months ended June 30, 2020, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization, which were offset by a decrease in integration-related expenses in the six months ended June 30, 2019, which did not recur in the six months ended June 30, 2020;
•an increase in amortization of acquired intangibles expense of $1.0 million, or 12%, to $9.3 million for the six months ended June 30, 2020, due to amortization expense related to intangible assets acquired in the Zoom Information Acquisition during the full period for the current year; and

•restructuring and transaction-related expense of $12.4 million for the six months ended June 30, 2020, due primarily to expenses related to the IPO. This represented an increase of $3.4 million, or 38%, as compared to expense of $9.0 million for the six months ended June 30, 2019, related to acquisition of Pre-Acquisition ZI.
Interest Expense, Net. Interest expense, net was $49.6 million for the six months ended June 30, 2020, a decrease of $0.8 million, or 2%, as compared to $50.4 million for the six months ended June 30, 2019. The decrease was primarily due to interest savings as a result of the repayment of our second lien debt in full and $100.0 million of first lien debt, offset by nonrecurring interest expense recognized upon partial dedesignation of cash flow hedges resulting from reclassification from Accumulated other comprehensive income (loss).
Loss on Debt Extinguishment. Loss on debt extinguishment was $14.9 million for the six months ended June 30, 2020, related to penalties and derecognition of deferred and unamortized debt issuance costs resulting from the repayment of the second lien debt and $100.0 million first lien debt principal repayment after the IPO. This represented a decrease of $3.3 million, or 18%, as compared to expense of $18.2 million for the six months ended June 30, 2019, related to costs incurred with respect to prior debt instruments that were repaid in conjunction with the acquisition of Pre-Acquisition ZI in February 2019.
Benefit from Income Tax. Benefit from income taxes was $13.3 million for the six months ended June 30, 2020, an increase of $8.6 million, or 182%, as compared to $4.7 million for the six months ended June 30, 2019. The increase was primarily due to a significant increase in losses driven by stock compensation expense and debt extinguishment losses as a result of the IPO and subsequent debt restructuring, in addition to the Company’s increased corporate ownership of OpCo at ZoomInfo Technologies Inc which is benefiting earnings previously attributable to partnerships.
Liquidity and Capital Resources
As of June 30, 2020, we had $259.1 million of cash and cash equivalents and $100.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
We believe that our cash flows from operations and existing available cash and cash equivalents, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months. We are currently in compliance with the covenants under the credit agreements governing our secured credit facilities and we expect to remain in compliance with our covenants.
We generally invoice our subscription customers annually or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included in our consolidated balance sheet as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2020, we had unearned revenue of $172.1 million, of which $171.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
After the consummation of the Restructuring Transactions, ZoomInfo Technologies Inc. became a holding company with no material assets other than its ownership of HoldCo Units, and ZoomInfo HoldCo became a holding company with no material assets other than its ownership of OpCo Units. ZoomInfo Technologies Inc. has no independent means of generating revenue. The limited liability company agreement of ZoomInfo OpCo provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. The manager of ZoomInfo HoldCo has broad discretion to make distributions out of ZoomInfo HoldCo. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that the manager of ZoomInfo HoldCo would cause ZoomInfo HoldCo to cause ZoomInfo OpCo to make distributions to ZoomInfo HoldCo, which in turn will make distributions to ZoomInfo Technologies Inc., in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements, including the secured credit facilities, contain covenants that may restrict ZoomInfo OpCo and its subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo HoldCo and ZoomInfo OpCo are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo HoldCo or ZoomInfo OpCo (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo OpCo are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo OpCo. See “Risk Factors—Risks Related to Our Organizational Structure—ZoomInfo Technologies Inc. is a holding company, its only material asset is its interest in ZoomInfo HoldCo, which is a holding company whose only material asset is its interest in ZoomInfo OpCo, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from ZoomInfo OpCo through ZoomInfo HoldCo to pay taxes, make payments under the tax receivable agreements, and pay dividends.” in Part II, Item 1A of this Form 10-Q.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See “Risk Factors” in Part II, Item 1A of this Form 10-Q.
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
($ in millions)	2020	2019
Net cash provided by (used in) operating activities	$53.6	$8.9
Net cash provided by (used in) investing activities	(8.2)	(721.1)
Net cash provided by (used in) financing activities	172.3	733.3
Net increase (decrease) in cash and cash equivalents	$217.7	$21.1
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $53.6 million for the six months ended June 30, 2020 as a result of a net loss of $62.1 million, adjusted by non-cash charges of $112.6 million and the change in our operating assets net of operating liabilities of $3.1 million. The non-cash charges are primarily comprised of depreciation and amortization of $24.5 million, equity-based compensation of $75.8 million, loss on early extinguishment of debt of $14.9 million, and amortization of deferred commission costs of $11.1 million, offset by an increase in deferred tax assets net of deferred tax liabilities of $18.5 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $12.9 million and an increase in accrued expenses and other liabilities of $3.4 million, partially offset by an increase in deferred costs and other assets of $14.5 million.
Net cash provided by operations was $8.9 million for the six months ended June 30, 2019 as a result of a net loss of $60.1 million, adjusted by non-cash charges of $43.5 million and the change in our operating assets net of operating liabilities of $25.5 million. The non-cash charges are primarily comprised of depreciation and amortization of $23.7 million, equity-based compensation of $11.6 million, loss on early extinguishment of debt of $9.4 million, amortization of deferred commission costs of $2.1 million, offset by an increase in deferred tax assets net of deferred tax liabilities of $6.7 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $43.3 million and an increase in accrued expenses and other liabilities of $1.9 million, partially offset by an increase in deferred costs and other assets of $9.0 million.

Restructuring and transaction-related cash costs for the six months ended June 30, 2020 primarily related to cash IPO costs and are not expected to recur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the six months ended June 30, 2020, and 2019, we incurred the following cash expenditures:

	Six Months Ended June 30,
($ in millions)	2020	2019
Cash interest expense	47.1	47.7
Restructuring and transaction-related expenses paid in cash(a)	9.2	8.4
Integration costs and acquisition-related compensation paid in cash(b)	5.5	6.5
$47.1
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the six months ended June 30, 2020, these payments related primarily to the IPO, including professional fees, severance and acceleration of payments for terminated employees, and deferred consideration. For the six months ended June 30, 2019, these payments related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance, and acceleration of payments for terminated employees.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the six months ended June 30, 2020, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the six months ended June 30, 2019, these payments related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses, as well as payments of retention awards granted upon the Company’s acquisition of RainKing.
Future demands on our capital resources associated with our debt facilities may also be impacted by changes in reference interest rates and the potential that we incur additional debt in order to fund additional acquisitions or for other corporate purposes. Future demands on our capital resources associated with transaction expenses and restructuring activities and integration costs and transaction-related compensation will be dependent on the frequency and magnitude of future acquisitions and restructuring and integration activities that we pursue. As part of our business strategy, we expect to continue to pursue acquisitions of, or investments in, complementary businesses from time to time; however, we cannot predict the magnitude or frequency of such acquisitions or investments.
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the six months ended June 30, 2020 was $8.2 million, consisting of purchases of property and equipment and other assets.
Cash used in investing activities for the six months ended June 30, 2019 was $721.1 million, consisting of cash payments for the acquisition of Pre-Acquisition ZI of $714.9 million and purchases of property and equipment and other assets of $6.2 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash Flows from (used in) Financing Activities
Cash provided from financing activities for the six months ended June 30, 2020 was $172.3 million, consisting of the IPO proceeds, net of underwriter discount, of $1,019.6 million, partially offset by the redemption of Series A Preferred Units of $274.2 million, payments on long-term debt of $510.9 million, purchase of OpCo Units from Pre-IPO Unitholders for $47.2 million, payments of deferred consideration of $24.0 million, the payment of debt issuance costs of $7.2 million, and distributions to equity partners of $6.8 million.
Cash provided from financing activities for the six months ended June 30, 2019 was $733.3 million, consisting of the proceeds from long-term debt of $1,220.8 million, and equity offering, net of transaction costs of $200.2 million, partially offset by the payments on long-term debt of $645.4 million.
Refer to Note 7 of our consolidated financial statements for additional information related to each of our borrowings.

Debt Obligations
The Company’s total financing contractual obligations were reduced by $505.0 million during the three months ended June 30, 2020. The Company used the proceeds from the IPO consummated during the second quarter of 2020 to prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, prepay the full aggregate principal balance of the second lien term loans outstanding under the Second Lien Credit agreement of $370.0 million, and repay the outstanding $35.0 million balance of the revolving credit facility. The prepayment against the first lien term loans satisfied the requirements to make quarterly principal payments through the facility’s maturity date. As of June 30, 2020, the aggregate remaining balance of $756.4 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026, which represents the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The Company’s first lien term loans bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 0%) plus 3.75% per annum or (b) 2.75% per annum plus the highest of (i) the Federal Funds Rate plus 0.5% , (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0% . The interest rate margins above reflect reductions of 0.25% following the IPO. Should the Company draw down on the $100 million of available credit on the revolving credit facility, the outstanding balance would bear interest at a rate equal to, at our option, either (a) LIBOR (not less than 0%) plus 3.5% per annum or (b) 2.5% per annum plus the highest of (i) the Federal Funds Rate plus 0.5% , (ii) the Prime Rate or (iii) one-month LIBOR plus 1.0%. The interest rate margins above reflect reductions of 0.25% following the IPO and an additional 0.25% due to our achievement of certain leverage criteria. The revolving credit facility is subject to customary fees for loan facilities of this type, including a commitment fee of 0.125%, reflecting 0.375% reductions due to our achievement of certain leverage criteria
Our consolidated first lien net leverage ratio is defined in our first lien credit agreement, and the EBITDA used for that ratio (“Credit Agreement EBITDA”), differs from Adjusted EBITDA due to certain defined add-backs, including pro forma cost savings from synergies and cash generated from changes in unearned revenue. Credit Agreement EBITDA for the 12 months ended June 30, 2020 was $238.8 million. Our consolidated first lien net leverage ratio as of June 30, 2020 was 2.1x.
In addition, our credit agreement governing our first lien term loan contain restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, limitations on our ability to pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, prepay, redeem, or repurchase certain debt, make acquisitions, investments, loans, and advances, or sell or otherwise dispose of assets. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt. The Company may be able to incur substantial additional indebtedness in the future. The terms of the credit agreements governing our first lien term loan limit, but do not prohibit, the Company from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions will also not prevent the Company from incurring obligations that do not constitute “Indebtedness” as defined in the agreements governing our indebtedness.
Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, we entered into two tax receivable agreements. We entered into (i) the Exchange Tax Receivable Agreement with certain of our Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These tax receivable agreements provide for the payment by members of the ZoomInfo Tax Group to such pre-IPO owners and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the tax receivable agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of Class A common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Technologies Inc. to Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the ZoomInfo Tax Group’s depreciation and amortization deductions and, therefore, may reduce the amount of tax that the ZoomInfo Tax Group would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. The ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the anticipated tax basis adjustments upon exchanges of OpCo Units for shares of Class A common stock may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The payment obligations under the tax receivable agreements are an obligation of members of the ZoomInfo Tax group, but not of ZoomInfo OpCo. The ZoomInfo Tax Group expects to benefit from the remaining 15% of realized cash tax benefits. For purposes of the tax receivable agreements, the realized cash tax benefits will be computed by comparing the actual income tax liability of the ZoomInfo Tax Group (calculated with certain assumptions) to the amount of such taxes that the ZoomInfo Tax Group would have been required to pay had there been no existing tax basis, no anticipated tax basis adjustments of the assets of the ZoomInfo Tax Group as a result of exchanges and no utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis), and had ZoomInfo Technologies Inc. not entered into the tax receivable agreements. The term of each tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless (i) ZoomInfo Technologies Inc. exercises its right to terminate one or both tax receivable agreements for an amount based on the agreed payments remaining to be made under the agreement, (ii) ZoomInfo Technologies Inc. breaches any of its material obligations under one or both tax receivable agreements in which case all obligations (including any additional interest due relating to any deferred payments) generally will be accelerated and due as if ZoomInfo Technologies Inc. had exercised its right to terminate the tax receivable agreements, or (iii) there is a change of control of ZoomInfo Technologies Inc., in which case the pre-IPO owners may elect to receive an amount based on the agreed payments remaining to be made under the agreement determined as described above in clause (i). Estimating the amount of payments that may be made under the tax receivable agreements is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount of existing tax basis and the anticipated tax basis adjustments, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount of tax attributes, and the amount and timing of our income.
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Class A common stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Technologies Inc. may make under the tax receivable agreements will be substantial. We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreements (assuming all Pre-IPO OpCo Unitholders exchange their outstanding OpCo Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock on June 30, 2020) is approximately $387.6 million (assuming a price of $51.03 per share of Class A common stock, which is the last reported sale price of our Class A common stock on the Nasdaq on June 30, 2020). The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. See Note 16 in our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2020, there were “no off-balance sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in our IPO Prospectus.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recently Issued Accounting Pronouncements
Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form 10-Q regarding recently issued accounting pronouncements which we adopted and have not yet adopted and the impact on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Inflation
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on LIBOR. As of June 30, 2020, the total principal balance outstanding was $756.4 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 7 of our consolidated financial statements included elsewhere in this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of June 30, 2020, a hypothetical

10% relative increase or decrease in LIBOR would cause an increase or decrease in interest expense of approximately $1.6 million over the next 12 months.
Foreign Currency Exchange Rate Risk
To date, our sales contracts have been denominated in U.S. dollars. We have one foreign entity established in Israel. The functional currency of this foreign subsidiary is the U.S. dollar. Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to non-operating income (loss). As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade and other receivables. We hold cash with reputable financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with high-quality financial institutions and periodically evaluating the credit quality of those institutions. The carrying value of cash approximates fair value.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
As previously reported, in connection with the audit of our consolidated financial statements for the year ended December 31, 2019, our management and auditors determined that a material weakness existed in our internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by the company. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we continue to take remediation steps, including hiring additional personnel around and subsequent to December 31, 2019, we have not concluded that the material weakness has been remediated as of June 30, 2020, and therefore have concluded that our disclosure controls and procedures were not effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2020, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1.  Legal Proceedings.
        We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. There are inherent uncertainties in these matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Although the outcomes of these matters cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters would not be expected to have a material adverse effect on our financial position, results of operations, or cash flows.
Item 1A. Risk Factors.
The risks described below could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows.
Risks Related to Our Business and Industry
The ongoing COVID-19 pandemic, including the resulting global economic uncertainty and measures taken in response to the pandemic, could materially impact our business and future results of operations and financial condition.
The COVID-19 pandemic has disrupted the economy and put unprecedented strains on governments, health care systems, educational institutions, businesses, and individuals around the world. The impact and duration of the COVID-19 pandemic are difficult to assess or predict. It is even more difficult to predict the impact on the global economic market, which will depend upon the actions taken by governments, businesses, and other enterprises in response to the pandemic. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. Adverse market conditions resulting from the spread of COVID-19 could materially adversely affect our business and the value of our Class A common stock.
Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic, including the retail, restaurant, hotel, hospitality, consumer discretionary, airline, and oil and gas industries and companies whose customers operate in impacted industries, may reduce their technology or sales and marketing spending or delay their sales transformation initiatives, which could materially and adversely impact our business. Further, as a result of the COVID-19 pandemic, we expect we will experience slowed growth or decline in new customer demand for our platform and lower demand from our existing customers for upgrades within our platform, as well as existing and potential customers reducing or delaying purchasing decisions. We have experienced, and expect to continue to experience, an increase in prospective customers seeking lower prices or other more favorable contract terms and current customers attempting to obtain concessions on the terms of existing contracts, including requests for early termination or waiver or delay of payment obligations, all of which has adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.
In response to the COVID-19 pandemic, we have temporarily closed all of our offices (including our headquarters and our office in Israel), enabled our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted company events to virtual-only experiences, and we may deem it advisable to similarly alter, postpone, or cancel entirely additional events in the future. If the COVID-19 pandemic worsens, especially in regions where we have offices, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.
The COVID-19 pandemic could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to shut down their business, experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Further, the COVID-19 pandemic has resulted in our employees and those of many of our customers and vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’, access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.
Our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks and to leverage fears promulgated by the COVID-19 pandemic. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.
The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; and the effect on our partners, vendors, and supply chains, all of which are uncertain and cannot be predicted. Because of our largely subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to those relating to cyber-attacks and security vulnerabilities, interruptions or delays due to third-parties, or our ability to raise additional capital or generate sufficient cash flows necessary to fulfill our obligations under our existing indebtedness or to expand our operations.
Larger and more well-funded companies with access to significant resources, large amounts of data or data collection methods, and sophisticated technologies may shift their business model to become competitive with us.
Companies in related industries, such as CRM, business software, or advertising, including Salesforce.com, Oracle, Google, or Microsoft/LinkedIn, may choose to compete with us in the B2B sales and marketing intelligence space and would immediately have access to greater resources and brand recognition. We cannot anticipate how rapidly such a potential competitor could create products or services that would take significant market share from us or even surpass our products or services in quality, in at least some respect. If a large, well-funded competitor entered our space, it could reduce the demand for our products and services and reduce the amount we could demand for subscription renewals or upgrades from existing customers, and the amount we could demand from new subscribers to our products and services, reducing our revenue and profitability.

In addition, many of our potential competitors could have competitive advantages, such as greater name recognition, longer operating histories, significant install bases, broader geographic scope, and larger sales and marketing budgets and resources. Many of our potential competitors may have established relationships with independent software vendors, partners, and customers, greater customer experience resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical, and other resources. New competitors or alliances among competitors may emerge and rapidly acquire significant market share due to these or other factors.
Mergers and acquisitions in the technology industry, such as Microsoft’s acquisition of LinkedIn, increase the likelihood that our competitors in the future will be larger and have more resources. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively.
Our competitors may be able to respond more quickly and effectively to new or changing opportunities, technologies, standards, or customer requirements, or pricing pressure. As a result, even if our products and services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of our services.
Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services.
Our products and services rely heavily on the collection and use of information to provide effective insights to our customers and users. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the United States, as well as the enactment of the European Union’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, and the California Consumer Privacy Act (“CCPA”), which took effect in January 2020. Other data privacy or data protection laws or regulations are under consideration in other jurisdictions. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our customers. These laws impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with the ability to opt out of such personal data collection, and impose obligations on our ability to pass data to our customers, as well as place downstream obligations on our customers relating to their use of the information we provide.
Certain of our activities could be found by a government or regulatory authority to be noncompliant or become noncompliant in the future with one or more data protection or data privacy laws, even if we have implemented and maintained a strategy that we believe to be compliant. New interpretations of existing laws or regulations could be inconsistent with our interpretations (such as our analysis of the extraterritorial applicability of GDPR to us), increase our compliance burden, make it more difficult to comply, and/or increase our risk of regulatory investigations and fines. For example, we are subject to complex and evolving regulatory requirements regarding the collection and use of personal data, including changes under CCPA (and other recently enacted and upcoming state laws) related to selling of personal data, and, among others, introducing opt-out rights and data broker registration obligations.
These complex laws may be implemented in a non-uniform way in many jurisdictions around the world and we may not be aware of every development that impacts our business. These laws may also require us to make additional changes to our services in order for us or our customers to comply with such legal requirements and may also increase our potential liability as a result of higher potential penalties for noncompliance. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. These and other legal requirements could reduce our ability to gather personal data used in our products and services. They could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process personal data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. For example, the European Union Court of Justice recently struck down a permitted personal data transfer mechanism between the European Union and the United States and introduced requirements to carry out risk assessments in relation to use of other data transfer mechanisms. This may increase regulatory and compliance burdens and may lead to uncertainty about or interruptions of personal data transfers from Europe to the United States (and beyond). Use of other data transfer mechanisms now involves additional compliance steps and in the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities or reputational harm.
The costs of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather personal data needed to provide our products and services, the use and adoption of our products and services, reduce overall demand for our products and services, make it more difficult for us to meet expectations from or commitments to customers and users, lead to significant fines, penalties, or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.
Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our vendors, customers, users, or our customers’ customers to resist providing the data necessary to allow us to offer our services to our customers and users effectively, or could prompt individuals to opt out of our collection of their personal data. Even the perception that the privacy of personal data is not satisfactorily protected or does not meet regulatory requirements could discourage prospective customers from subscribing to our products or services or discourage current customers from renewing their subscriptions.
Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products or services. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. For example, GDPR imposes sanctions for violations up to the greater of €20 million and 4% of worldwide gross annual revenue and CCPA allows for fines of up to $7,500 per violation (affected individual). Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.
Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Further, we may be subject to additional risks associated with data security breaches or other incidents, in particular because certain data privacy laws, including CCPA, grant individuals a private right of action arising from certain data security incidents. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our business.
Since the enactment of CCPA, new privacy and data security laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate depending on the results of the 2020 U.S. presidential election. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States and other jurisdictions, and we cannot determine the impact such future laws, regulations, and standards may have on our business. We could be subject to legal claims, government action, or harm to our reputation or incur significant remediation costs if we experience a security breach or our practices fail, or are seen as failing, to comply with our policies or with applicable laws concerning personally identifiable information.
Concern regarding our use of the personal data collected on our websites or collected when performing our services could keep prospective customers from subscribing to our services. Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations, or laws, could deter people from using the internet or our websites to conduct transactions that involve the transmission of confidential information, which could harm our business.
We also receive data from third-party vendors (e.g., other data brokers). We are ultimately unable to verify with complete certainty the source of such data, how it was received, and that such information was collected and is being shared with us in compliance with all applicable data privacy laws.
We experience competition from companies that offer technologies designed to allow companies to better use and extract insights from existing, internal databases, or free information resources and from technologies that are designed to allow companies to gather and aggregate data from online sources.
The market for sales, marketing, and recruiting technology and data requires continuous innovation. It is highly competitive, rapidly evolving, and fragmented. There are low barriers to entry, shifting customer needs and strategies, and frequent introductions of new technologies and of new products and services. Many prospective customers have invested substantial resources to implement, and gained substantial familiarity with, competing solutions and therefore may be reluctant or unwilling to migrate from their current solution to ours. Many prospective customers may not appreciate differences in quality between our products and services and those of lower-priced competitors, and many prospects and current customers may not learn the best ways to use our products and services, making them less likely to obtain them or renew their subscriptions. New technologies and products may be or become better or more attractive to current or prospective customers than our products and services in one or more ways. Many current or prospective customers may find competing products or services more attractive if we do not keep pace with market innovation or changes in response to COVID-19, and many may choose or switch to competing products even if do our best to innovate and provide superior products and services.
Our current competitors include:
•free online and offline sources of information on companies and business professionals, including government records, telephone books, company websites, and open online databases of business professionals, such as LinkedIn Sales Navigator, D&B Sales & Marketing Solutions, TechTarget, and Infogroup;
•our current and potential customers’ internal and homegrown business contact databases;
•when used in conjunction with the foregoing or when additionally providing third-party sales and marketing data, predictive analytics and customer data platform technologies;
•when used in conjunction with the foregoing or when additionally providing third-party sales and marketing data, sales and marketing vendors, which may specialize in appointment setting, online ad targeting, email marketing, or other outsource go-to-market functions;
•other vendors of sales automation software;
•other providers of third-party company attributes, technology attributes, and business contact information;
•other providers of online content consumption data for predictive sales and marketing analytics; and
•user-based networks of companies and/or business professionals.
Providers of direct “web-scraping” technology or databases built on web-scraping can provide low-cost alternatives to our products and services, and many of our current and prospective customers may choose a lower-cost alternative even if our products and services are superior, either despite the difference in quality or because the customer cannot readily determine that there is a difference in quality, especially if we fail to adequately demonstrate the value of our products and services to existing customers.
Companies with large databases that are currently not commercially available could enter the market and rapidly become new competitors. The existence of such potential competitors may not be readily apparent today, and such companies may become significant low-cost or no-cost competitors and adversely impact the demand for our solutions and services or limit our growth potential.
These risks could be exacerbated by weak economic conditions and lower customer spending on sales and marketing. Weakened economic conditions could also disproportionately increase the likelihood that any given current or prospective customer would choose a lower-price alternative even if our products or services were superior. Some current and potential customers, particularly large organizations, have elected in the past, and may in the future, elect to rely on internal and homegrown databases, develop, or acquire their own software, programs, tools, and internal data quality teams that would reduce or eliminate the demand for our products and services. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition could be adversely affected.
Adverse or weakened general economic and market conditions may reduce spending on sales and marketing technology and information, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales, marketing, and recruiting, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology and information. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments, such as potential trade wars, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Further actions or inactions of the U.S. or other major national governments, including the United Kingdom’s 2016 vote in favor of exiting the European Union (“Brexit”), may also impact economic conditions, which could result in financial market disruptions or an economic downturn.
Concerns about the systemic impact of a recession (in the United States or globally), energy costs, geopolitical issues, or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which in turn could affect the rate of information technology (“IT”) spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending on our platform during an economic downturn. In particular, spending patterns of small businesses are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to small businesses, the then-current level of profitability experienced by small businesses and overall consumer confidence. In addition, weak economic conditions can result in customers seeking to utilize free or lower-cost information that is available from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, or non-renewal at the end of a contract term.
During weak economic times, there is an increased risk that one or more of our paying customers will file for bankruptcy protection, which may harm our revenue, profitability, and results of operations. We also face risk from international paying customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any creditor claim outweighs the recovery potential of such claim. As a result, weak economic times could harm our business, revenue, results of operations, cash flows, and financial condition.
Our product offerings are also concentrated by varying degrees across different industries, particularly the software and business services industries in the United States. In 2018, approximately 41% and 30% of our customers, as measured by ACV, operated in the software and business services industries, respectively. In 2019, approximately 39% and 29% of our customers, as measured by ACV, operated in the software and business services industries, respectively. Our customer base suffers when financial markets experience volatility, illiquidity, and disruption, which has occurred in the past and may reoccur, and the potential for increased and continuing disruptions going forward present considerable risks to our business and revenue.
We generate revenue from sales of subscriptions to our platform and data, and any decline in demand for the types of technologies and information we offer would negatively impact our business.
We derive 99% of our revenue from subscription services and expect to continue to generate revenue from the sale of subscriptions to our platform and data. As a result, the continued use of telephones and email as a primary means of B2B sales, marketing, and recruiting, and the continued use of internet cloud-based platforms to access telephone, email, and related information for such purposes, is critical to our future growth and success. If the sales and marketing information market fails to grow, or grows more slowly than we currently anticipate, or if there is a decrease in the use of telephones and email as primary means of B2B communication, demand for our platform and data would be negatively affected.
Changes in user preferences for sales and marketing platforms may have a disproportionately greater impact on us than if we offered disparate products and services. Demand for sales and marketing platforms in general, and our platform and data in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:
•awareness and acceptance of the sales and marketing platform category generally, and the growth, contraction and evolution of the category;
•availability of products and services that compete with ours;
•brand recognition;
•pricing;
•ease of adoption and use;
•performance, features, and user experience, and the development and acceptance of new features, integrations, and capabilities;
•customer support;
•accessibility across several devices, operating system, and applications;
•integration with CRM and other related technologies; and
•the potential for the development of new systems and protocols for B2B communication.
The market is subject to rapidly changing user demand and preference trends. If we fail to successfully predict and address these changes and trends, meet user demands or achieve more widespread market acceptance of our platform and data, our business, results of operations, and financial condition could be harmed.
If we fail to maintain and improve our methods and technologies, or anticipate new methods or technologies, for data collection, organization, and cleansing, competing products and services could surpass ours in depth, breadth, or accuracy of our data or in other respects.
Current or future competitors may seek to develop new methods and technologies for more efficiently gathering, cataloging, or updating business information, which could allow a competitor to create a product comparable or superior to ours, or that takes substantial market share from us, or that creates or maintains databases at a lower cost that we experience. We can expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, data predicting, and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data. Our future success will depend, in part, upon our ability to:

•internally develop and implement new and competitive technologies;
•use leading third-party technologies effectively; and
•respond to advances in data collection, cataloging, and updating.
If we fail to respond to changes in data technology competitors may be able to develop products and services that will take market share from us, and the demand for our products and services, the delivery of our products and services, or our market reputation could be adversely affected.
If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our products and services.
Our success depends on our clients’ confidence in the depth, breadth, and accuracy of our data. The task of establishing and maintaining accurate data is challenging and expensive. The depth, breadth, and accuracy of our data differentiates us from our competitors. Our standard contract with customers includes a quality guarantee pursuant to which a customer would have the right to terminate its subscription and we could be obligated to reimburse certain payments if the accuracy of our data were to fall below a certain threshold. If our data, including the data we obtain from third parties and our data extraction, cleaning, and insights, are not current, accurate, comprehensive, or reliable, it would increase the likelihood of negative customer experiences, which in turn would reduce the likelihood of customers renewing or upgrading their subscriptions and harm our reputation, making it more difficult to obtain new customers. In addition, if we are no longer able to maintain our high level of accuracy, we may face legal claims by our customers which could have an adverse effect on our business, results of operations, and financial condition.
Our business depends upon the interoperability of our platform with third-party systems that we do not control.
Our technologies that allow our platform to interoperate with various third-party applications (which we call “integrations”) are critically important to our business. Many of our customers use our integrations to access our data from within, or send data to, CRM, marketing automation, applicant tracking, sales enablement, and other systems, including Salesforce.com, Marketo, HubSpot, Microsoft Dynamics, Oracle Sales Cloud, and a variety of other commonly used tools. The functionality of these integrations depends upon access to these systems, which is not within our control. For instance, approximately 47% of our customers use our Salesforce.com integration. Some of our competitors own, develop, operate, or distribute CRM and similar systems or have material business relationships with companies that own, develop, operate, or distribute CRM and similar systems that our platform integrates into. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their CRM and similar systems or those of their business partners. In addition, companies that already operate CRM and similar systems may choose to become competitive with ZoomInfo. See also “—Larger and more well-funded companies with access to significant resources, large amounts of data or data collection methods and sophisticated technologies may shift their business model to become competitive with us.”
Third-party systems are constantly evolving, it is difficult to predict the challenges that we may encounter in developing our platform for use in conjunction with such third-party systems, and we may not be able to modify our integrations to assure its compatibility with the systems of other third parties following any of their changes to their systems. Some operators of CRM and similar systems may cease to permit our access or the integration of our platform to their systems. If Salesforce.com were to refuse to permit our integration to access its APIs, this integration would not function, and our customers’ experience would be hampered. Without a convenient way for our customers to integrate our products and services with products and services such as Salesforce.com, current customers may be less likely to renew or upgrade their subscriptions, prospective customers may be less likely to acquire subscriptions, or our products and services may not command the prices that we anticipate. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their systems, or exert strong business influence on our ability to, and terms on which we, integrate our platform. As our respective platforms and systems evolve, we expect this level of competition to increase. Should any of our competitors modify their systems in a manner that degrades the functionality of our platform or gives preferential treatment to competitive platforms or products, whether to enhance their competitive position or for any other reason, the interoperability of our platform with these systems could decrease and our business, results of operations, and financial condition could be harmed.
Our ability to introduce new features, integrations, capabilities, and enhancements is dependent on adequate research and development resources. If we do not adequately fund our research and development efforts, or if our research and development investments do not translate into material enhancements to our products and services, we may not be able to compete effectively, and our business, results of operations, and financial condition may be harmed.
To remain competitive, we must continue to develop new features, integrations, and capabilities to our products and services. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.
Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling features, integrations, capabilities, and enhancements and generate revenue, if any, from such investment. Anticipated demand for a feature, integration, capability, or enhancement we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such feature, integration, capability, or enhancement. Additionally, we may experience difficulties with software development, design, or marketing that could affect the length of these research and development cycles that could further delay or prevent our development, introduction, or implementation of features, integrations, capabilities, and enhancements. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of features, integrations, and capabilities that are competitive, it could harm our business, results of operations, and financial condition.
Further, our competitors may expend more on their respective research and development programs or may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs or our competitors may be more efficient in their research and development activities. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and may harm our business, results of operations, and financial condition.
If we are unable to attract new customers and expand subscriptions of current customers, our revenue growth and profitability will be harmed.
To increase our revenue and achieve and maintain profitability, we must attract new customers and grow the subscriptions of existing customers. Our go-to-market efforts are intended to identify and attract prospective customers and convert them into paying customers, including the conversion of users of our Community Edition product to paying customers. In addition, we seek to expand existing customer subscriptions by adding new users, additional data entitlements, or additional products or services, including through expanding the adoption of our platform into other departments within customers. We do not know whether we will continue to achieve similar client acquisition and customer subscription growth rates in the future as we have in the past. Numerous factors may impede our ability to add new customers and grow existing customer subscriptions, including our failure to attract and effectively train new sales and marketing personnel despite increasing our sales efforts, to retain and motivate our current sales and marketing personnel, to develop or expand relationships with partners, to successfully deploy new features, integrations and capabilities of our products and services, to provide quality customer experience, or to ensure the effectiveness of our go-to-market programs. Additionally, increasing our sales to large organizations (both existing and prospective customers) requires increasingly sophisticated and costly sales and account management efforts targeted at senior management and other personnel. If our efforts to sell to organizations are not successful or do not generate additional revenue, our business will suffer. See also “—Failure to effectively expand our sales capabilities could harm our ability to increase the number of organizations on our platform and achieve broader market acceptance of our platform.”
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to continually enhance and improve our platform and the features, integrations, and capabilities we offer, and to introduce compelling new features, integrations, and capabilities that reflect the changing nature of our market to maintain and improve the quality and value of our products and services, which depends on our ability to continue investing in research and development and our successful execution and our efforts to improve and enhance our platform. The success of any enhancement to our platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies, and overall market acceptance. Any new features, integrations, or capabilities that we develop may not be introduced in a timely or cost-effective manner, may contain errors, failures, vulnerabilities, or bugs or may not achieve the market acceptance necessary to generate significant revenue. If we are unable to successfully develop new features, integrations, and capabilities to enhance our platform to meet the requirements of current and prospective customers or otherwise gain widespread market acceptance, our business, results of operations, and financial condition would be harmed.
Moreover, our business is subscription-based, and therefore our customers are not obligated to and may not renew their subscriptions after their existing subscriptions expire or may renew at a lower price, including if such customers choose to reduce their data access rights under their subscription, reduce the products or services to which they have access, or reduce their number of users. Most of our subscriptions are sold for a one-year term, though some organizations purchase a multi-year subscription plan. While many of our subscriptions provide for automatic renewal, our customers may opt-out of automatic renewal and customers have no obligation to renew a subscription after the expiration of the term. Our customers may or may not renew their subscriptions as a result of a number of factors (including as a result of general economic downturns as a result of COVID-19), including their satisfaction or dissatisfaction with our products and services, decreases in the number of users at the organization, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, or reductions in our paying customers’ spending levels. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths if they were previously on multi-year contracts, or switch to lower cost offerings of our products and services. It is difficult to predict attrition rates given our varied customer base of enterprise, mid-market, and small business customers. Our attrition rates may increase or fluctuate as a result of a number of factors, including customer dissatisfaction with our services, customers’ spending levels, mix of customer base, decreases in the number of users at our customers, competition, pricing increases, or changing or deteriorating general economic conditions. If customers do not renew their subscriptions or renew on less favorable terms or fail to add more users, or if we fail to expand subscriptions of existing customers, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.
Additionally, some of our customers may have multiple subscription plans simultaneously. For example, large enterprises with distributed procurement processes where different buyers, departments, or affiliates make their own purchasing decisions based on distinct product features or separate budgets. Companies who are our existing customers may also acquire another organization that is already on our subscription plan or complete a reorganization or spin-off transaction that results in an organization subscribing to multiple subscription plans. If organizations that subscribe to multiple subscription plans decide not to consolidate all of their subscription plans or decide to downgrade to lower priced or free subscription plans, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.
A slowdown or decline in participation in our contributory network and/or increase in the volume of opt-out requests from individuals with respect to our collection of their data could lead to a deterioration in the depth, breadth, or accuracy of our data and have an adverse effect on our business, results of operations, and financial condition.
We have a number of sources contributing to the depth, breadth, and accuracy of the data on our platform including our contributory network. All of our free Community Edition users must participate in our contributory network to get access to data. Similarly, many of our paying customers participate in our contributory network to improve the quality of the data within their CRM and similar systems. Community Edition users may cease to participate in our contributory network after deciding not to renew our Community Edition version. Our paying customers, including those who have migrated from the Community Edition, may elect not to participate for various reasons, including their sensitivity to sharing information within our contributory network or their determination that the benefits from sharing do not outweigh the potential harm from sharing. If we are not able to attract new participants or maintain existing participants in our contributory network, our ability to effectively gather new data and update and maintain the accuracy of our database could be adversely affected. Additionally, CCPA and other legal and regulatory changes are making it easier for individuals to opt-out of having their personal data collected through an opt-out button available on our website, which could result in higher rates of opting out. We expect that third-party intermediaries will emerge that offer services involving opting individuals out of their personal data being collected at scale (i.e., from all platforms, including ours). Consequently, our ability to grow our business may be harmed and our results of operations and financial condition could suffer.
If we fail to protect and maintain our brand, our ability to attract and retain customers will be impaired, our reputation may be harmed, and our business, results of operations, and financial condition may suffer.
We believe that developing, protecting, and maintaining awareness of our brand is critical to achieving widespread acceptance of our platform and is an important element in attracting new organizations to our platform. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to ensure that our products and services remains high-quality, reliable, and useful at competitive prices.
Brand promotion activities may not yield increased revenue, and, even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business, results of operations, and financial condition could suffer. In September 2019, we launched our new brand campaign to assume the ZoomInfo brand for our Company. While ZoomInfo was an existing brand, the selection of the ZoomInfo brand over DiscoverOrg may not be as successful as we intended, and we could lose the value of the DiscoverOrg brand without a corresponding benefit. At or about the time of the acquisition of Pre-Acquisition ZI by ZoomInfo OpCo, we believed that ZoomInfo had greater brand awareness and greater potential, but that it had a weaker reputation for data quality than DiscoverOrg. If we are not successful in improving the perception of the ZoomInfo brand in terms of the quality and accuracy of its data, our business, results of operations, and financial condition could suffer. Furthermore, in connection with the development and implementation of our rebranding campaign, we have spent additional time and costs, including those associated with advertising and marketing efforts. If we are unable to effectively implement our rebranding campaign, our business, results of operations, and financial condition could suffer.
In addition, independent industry analysts often provide reviews of ZoomInfo, as well as the products offered by our competitors, and perception of the relative value of our ZoomInfo brand in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.
Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.
We rely heavily on internet search engines, such as Google, including through the purchase of sales and marketing-related keywords and the indexing of our public-facing directory pages and other web pages, to generate a significant portion of the traffic to our website. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, such that the purchased or algorithmic placement of links to our website can be negatively affected. In addition, a significant amount of traffic is directed to our website through participation in pay-per-click and display advertising campaigns on search engines, including Google. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, which could cause a website to place lower in search query results or inhibit participation in the search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our website, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected.
We may not be able to adequately protect our proprietary and intellectual property rights in our data or technology.
Our success is dependent, in part, upon protecting our proprietary information and technology. We may be unsuccessful in adequately protecting our intellectual property. No assurance can be given that confidentiality, non-disclosure, or invention assignment agreements with employees, consultants, or other parties will not be breached and will otherwise be effective in controlling access to and distribution of our platform, or certain aspects of our platform, and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.
Current law may not provide for adequate protection of our platform or data. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform, or certain aspects of our platform, or our data may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our data or certain aspects of our platform, or our data may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
Our customers or unauthorized parties could use our products and services in a manner that is contrary to our values or applicable law, which could harm our relationships with consumers, customers, or employees or expose us to litigation or harm our reputation.
Because our data includes the direct contact information for millions of individuals and businesses, our platform and data could be misused by customers, or by parties who have obtained access to our data without authorization, to contact individuals for purposes that we would not permit, including uses unrelated to B2B communication or recruiting, such as to harass or annoy individuals or to perpetrate scams. Our customers could use our products or services for purposes beyond the scope of their contractual terms or applicable laws or regulations. In addition, third parties could gain access to our data or our platform through our customers or through malfeasance or cyber-attacks and use our platform and data for purposes other than its intended purpose or to create products that compete with our platform. Our customers’ or third parties’ misuse of our data, inconsistent with its permitted use, could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our platform, any of which could harm our business and operating results.
Our brand may be negatively affected by the actions of persons using our platform that are hostile or inappropriate, by the actions of individuals acting under false or inauthentic identities, by the use of our products or services to disseminate information that is misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform or by the use of our products or services for illicit, objectionable, or illegal ends. Further, we may fail to respond expeditiously or appropriately to the sharing of our platform and data outside of the terms of a customers’ license and the use of our data and insights for purposes other than for sales and marketing, or to otherwise address customer and individual concerns, which could erode confidence in our business.
As we acquire and invest in companies or technologies, we may not realize expected business or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our business, results of operation, and financial condition.
As part of our business strategy, from time to time we make investments in, or acquisitions of, complementary businesses, services, databases, and technologies, and we expect that we will continue to make such investments and acquisitions in the future to further grow our business and our product and service offerings. For example, in February 2019, we completed our largest acquisition to date of Pre-Acquisition ZI, for $748.0 million, net of cash acquired, which we are continuing to integrate. We have incurred severance costs and expect to incur additional costs to integrate prior acquisitions, such as IT integration expenses and costs related to the renegotiation of redundant vendor agreements. Since January 1, 2018, we have acquired substantially all of the assets of two other businesses as well: NeverBounce and Komiko, Inc. We may have difficulty effectively integrating the personnel, businesses, and technologies of these acquisitions into our Company and achieving the goals of those acquisitions.
Our strategy to make selective acquisitions to complement our platform depends on our ability to identify, and the availability of, suitable acquisition candidates. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. Acquired assets, data, or businesses may not be successfully integrated into our operations, costs in connection with acquisitions and integrations may be higher than expected and we may also incur unanticipated acquisition-related costs. These costs could adversely affect our financial condition, results of operations, or prospects. Any acquisition we complete could be viewed negatively by customers, users, developers, partners, or investors, and could have adverse effects on our existing business relationships.
Acquisitions and other transactions, arrangements, and investments involve numerous risks and could create unforeseen operating difficulties and expenditures, including:
•potential failure to achieve the expected benefits on a timely basis or at all;
•difficulties in, and the cost of, integrating operations, technologies, services, and platforms;
•diversion of financial and managerial resources from existing operations;
•the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;
•potential write-offs of acquired assets or investments and potential financial and credit risks associated with acquired customers;
•differences between our values and those of our acquired companies;
•difficulties in re-training key employees of acquired companies and integrating them into our organizational structure and corporate culture;

•difficulties in, and financial costs of, addressing acquired compensation structures inconsistent with our compensation structure;
•inability to generate sufficient revenue to offset acquisition or investment costs;
•inability to maintain, or changes in, relationships with customers and partners of the acquired business;
•challenges converting and forecasting the acquired company’s revenue recognition policies including subscription-based revenue and revenue based on the transfer of control as well as appropriate allocation of the customer consideration to the individual deliverables;
•difficulty with, and costs related to, transitioning the acquired technology onto our existing platforms and customer acceptance of multiple platforms on a temporary or permanent basis;
•augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
•potential for acquired products to impact the profitability of existing products;
•increasing or maintaining the security standards for acquired technology consistent with our other services;
•potential unknown liabilities associated with the acquired businesses, including risks associated with acquired intellectual property and/or technologies;
•challenges relating to the structure of an investment, such as governance, accountability, and decision-making conflicts that may arise in the context of a joint venture or other majority ownership investments;
•negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets, and deferred compensation;
•additional stock-based compensation;
•the loss of acquired unearned revenue and unbilled unearned revenue;
•delays in customer purchases due to uncertainty related to any acquisition;
•ineffective or inadequate controls, procedures, and policies at the acquired company;
•in the case of foreign acquisitions, challenges caused by integrating operations over distance, and across different languages, cultures, and political environments;
•currency and regulatory risks associated with foreign countries and potential additional cybersecurity and compliance risks resulting from entry into new markets;
•tax effects and costs of any such acquisitions, including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities; and
•potential challenges by governmental authorities, including the Department of Justice, for anti-competitive or other reasons.
Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, may affect our ability to complete subsequent acquisitions or investments and may affect the risks of owning our Class A common stock. For example, if we finance acquisitions by issuing equity or convertible debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our Class A common stock.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We have more than five offices across the United States and one office in Israel. We have also experienced significant growth in the number of customers using our products and services and in the amount of data in our databases. In addition, our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures, and expand internationally. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various offices around the world and maintaining our company culture across multiple offices. Certain members of our management have not previously worked together for an extended period of time, and most do not have prior experience managing a public company, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.
To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources.
We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our products and services, to expand into new geographic areas and to scale with our overall growth. If additional investments are required due to significant growth, this will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.
In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our paying customer base continues to grow, we will need to expand our account management, customer service and other personnel, which will require more complex management and systems. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, results of operations, and financial condition, could be harmed.
Failure to effectively expand our sales capabilities could harm our ability to bring on new customers at the rate we anticipate.
The rate at which we can acquire new customers will depend to a significant extent on our ability to expand our sales operations. We plan to continue expanding our sales force, and that will require us to invest significant financial and other resources to train and grow our sales force, in order to complement our go-to-market approach. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire and develop talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing sales personnel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth.
If we fail to offer high-quality customer experience, our business and reputation will suffer.
Numerous factors may impact a customer’s experience which may in turn impact the likelihood of such customer renewing or upgrading its subscription. Those factors include the usability of the platform, the depth, breadth, and accuracy of the data, the adequacy of our product documentation, and the quality of our onboarding, training, account management, and customer technical and research support functions. The number of customers has grown rapidly, and the continued growth that we anticipate will put additional pressure on our customer experience programs. It may be difficult for us to identify, recruit, train, and manage enough people with enough skill and talent in each area of the customer experience to adequately scale those functions to match the growth of our customer base. In addition, larger enterprise customers and customers with larger subscriptions are more demanding of our customer experience programs, in particular our research support services. If and as we add more large enterprise customers and increase the ACV of existing subscriptions, we may need to devote even more resources to such programs, and we may find it difficult to effectively scale those programs. If we do not adequately scale our customer experience operations to meet the demands of our growing customer base, an increase in large enterprise customers and large customer subscriptions or otherwise fail to provide an overall high-quality customer experience, fewer customers could renew or upgrade their subscriptions, and our reputation could suffer, negatively impacting our ability to acquire new customers, which would harm our business, results of operations, and financial condition.
In addition, customers from time to time rely upon our customer technical and research support teams to resolve technical and data accuracy issues relating to our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our reputation and operating results.
As more of our sales efforts target larger enterprise customers, our sales cycle may become longer and more expensive, and we may encounter pricing pressure and implementation and configuration challenges that may require us to delay revenue recognition for some complex transactions, all of which could harm our business and operating results.
As we target more of our sales efforts at larger enterprise customers and governmental or quasi-governmental entities, we may face longer sales cycles, greater competition, more complex customer due diligence, less favorable contractual terms, and less predictability in completing some of our sales.
Consequently, a target customer’s decision to use our services may be an enterprise-wide decision and, if so, these types of sales would require us to provide greater levels of education regarding the use and benefits of our products and services, as well as education regarding privacy and data protection laws and regulations to prospective customers. In addition, larger enterprise customers and governmental entities may demand more configuration, integration services, and features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, driving up costs and time required to complete sales and diverting resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
We may fail to offer the optimal pricing and packaging of our products and services.
We have limited experience in determining the optimal pricing and packaging of our products and services, and we may need to change our pricing model from time to time. Demand for our products and services is sensitive to price, and current or prospective customers may choose not to subscribe or renew or upgrade their subscriptions due to costs. Further, certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our products and services or may bundle functionality compatible with our products and services and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both. As we expand internationally, we may find that pricing and packaging appropriate in our current market is not acceptable to prospective customers in certain new markets. In addition, if our mix of features, integrations, and capabilities on our products and services changes or we develop additional versions for specific use cases or additional premium versions, then we may need or choose to revise our pricing.
We have experienced rapid growth in recent periods, and our recent growth rates will not be indicative of our future growth.
We have experienced rapid organic and acquisition-driven growth in recent periods. We do not expect revenue growth in future periods to be consistent with recent history. Further, as we operate in a new and rapidly changing market, widespread acceptance and use of our platform is critical to our future growth and success. We believe our revenue growth depends on a number of factors, including, but not limited to, our ability to:
•attract new customers;
•provide excellent customer experience;
•renew and grow current customer subscriptions;
•convert users of and organizations on our free Community Edition into paying customers;
•introduce and grow adoption of our products and services in new markets outside of the United States;
•achieve widespread acceptance and use of our platform;
•adequately expand our sales force and otherwise scale our operations as a business;
•expand the features and capabilities of our platform, including through the creation and use of additional integrations;
•maintain the security and reliability of our platform;
•comply with existing and new applicable laws and regulations;
•price and package our products and services effectively;
•successfully compete against established companies and new market entrants;
•increase awareness of our brand on a global basis; and
•execute on our acquisition strategy.
We may not be able to successfully implement our strategic initiatives in accordance with our expectations, or in the timeframe we desire, which may result in an adverse impact on our business and financial results. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed, and we may not be able to achieve or maintain profitability.
Further, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business, results of operations, and financial condition could be harmed.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees. We rely on our leadership team in the areas of research and development, operations, security, analytics, marketing, sales, customer experience, and general and administrative functions and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.
The company continues to be led by our CEO and co-founder, Henry Schuck, who plays an important role in driving the company’s culture, determining the strategy, and executing against that strategy across the company. If Mr. Schuck’s services became unavailable to the company for any reason, it may be difficult or impossible for the company to find an adequate replacement, which could cause us to be less successful in maintaining our culture and developing and effectively executing on our company strategies.
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel on the West Coast, where our headquarters is located, and in other locations where we maintain offices, is intense, especially for engineers experienced in designing and developing software and software-as-a-service (“SaaS”) applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, certain domestic immigration laws restrict or limit our ability to recruit internationally. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies with which we compete for experienced personnel have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them.
If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be harmed. Meanwhile, additions of executive-level management and large numbers of employees could significantly and adversely impact our culture. If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity and teamwork we believe that we need to support our growth.
In addition, many of our key technologies and systems are custom-made for our business by our key personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.
If we have overestimated the size of our total addressable market, our future growth rate may be limited.
We have estimated the size of our total addressable market based on internally generated data and assumptions, and such information is inherently imprecise. In addition, our projections, assumptions, and estimates of opportunities within our market are subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in the IPO Prospectus. If these internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.
Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the estimates of our total addressable market included in the IPO Prospectus should not be taken as indicative of our ability to grow our business.
We may experience quarterly fluctuations in our operating results due to a number of factors which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this prospectus, factors that may affect our quarterly operating results include the following:
•our ability to attract and retain customers and grow subscriptions of existing customers;

•our ability to price and package our products and services effectively;
•pricing pressure as a result of competition or otherwise;
•unforeseen costs and expenses, including those related to the expansion of our business and operations;
•changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new products or product enhancements;
•the amount and timing of payment for operating expenses, particularly research and development, sales, and marketing expenses and employee benefit expenses;
•the timing of revenue and expenses related to the development or acquisition of technologies, products, or businesses;
•potential goodwill and intangible asset impairment charges and amortization associated with acquired businesses;
•potential restructuring and transaction-related expenses;
•the amount and timing of costs associated with recruiting, training, and integrating new employees while maintaining our company culture;
•our ability to manage our existing business and future growth, including increases in the number of customers on our platform and the introduction and adoption of our platform in new markets outside of the United States;
•foreign currency exchange rate fluctuations; and
•general economic and political conditions in our domestic and international markets.
We may not be able to accurately forecast the amount and mix of future subscriptions, revenue, and expenses and, as a result, our operating results may fall below our estimates or the expectations of public market analysts and investors. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide, the price of our Class A common stock could decline.
Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.
We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our secured credit facilities restrict our ability to incur additional indebtedness, require us to maintain specified minimum liquidity and restrict our ability to pay dividends. The terms of any additional debt financing may be similar or more restrictive. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop new features, integrations, capabilities, and enhancements;
•continue to expand our product development, sales, and marketing organizations;
•hire, train, and retain employees;
•respond to competitive pressures or unanticipated working capital requirements; or
•pursue acquisition opportunities.

For more information, see “—Risks Related to Our Indebtedness.”
We devote, and may continue to devote, substantial resources to our earlier platforms.
Our newest platform was developed by combining features from our earlier DiscoverOrg platform and the platform developed by (and acquired by us through the acquisition of) Pre-Acquisition ZI. Certain existing customers continue to use and may prefer to continue to use in the future those earlier platforms, which we continue to support. If we are unable to migrate our existing customers using our earlier platforms to our new platform, we may continue to devote substantial resources to the maintenance of our earlier platforms, which could have an adverse effect on our business, results of operations, and financial condition, or we may experience customer dissatisfaction if we choose to no longer support those earlier platforms, which could cause certain customers not to renew or grow their subscriptions.
Operations and sales to customers outside the United States expose us to risks inherent in international operations.
Our success depends in part on our ability to expand sales to customers located outside of the United States. For the years ended December 31, 2018 and 2019, our business outside of the United States accounted for approximately 7% and 9% of total revenue, respectively. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be as receptive to our products and services as we anticipate. Expansion of sales to international customers may also create challenges for our U.S.-based sales and customer experience functions and may require us to consider expanding operations internationally. A significant increase in international customers or an expansion of our operations into other countries could create additional risks and challenges, including:
•a need to localize our products and services, including translation into foreign languages and associated expenses;
•competition from local incumbents that better understand the local market, customs, and culture, may market and operate more effectively, and may enjoy greater local affinity or awareness;
•a need to comply with foreign regulatory frameworks or business practices, which among other things may favor local competitors;
•evolving domestic and international tax environments;
•liquidity issues or political actions by sovereign nations, including nations with a controlled currency environment, which could result in decreased values of balances or potential difficulties protecting our foreign assets or satisfying local obligations;
•foreign currency fluctuations and controls, which may make our products and services more expensive for international customers and could add volatility to our operating results;
•compliance with multiple, conflicting, ambiguous, or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, economic sanctions, trade controls, antitrust, and data transfer, storage and protection, and our ability to identify and respond timely to compliance issues when they occur;
•vetting and monitoring internal or external sales or customer experience resources in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;
•uncertainty regarding regulation, currency, tax, and operations resulting from the Brexit vote that could disrupt trade, the sale of our services and commerce and movement of our people between the United Kingdom, the European Union, and other locations;
•changes in the public perception of governments in the regions where we operate or plan to operate;

•treatment of revenue from international sources, intellectual property considerations, and changes to tax codes, including being subject to foreign tax laws and being liable for paying withholding income or other taxes in foreign jurisdictions;
•different pricing environments;
•different or lesser protection of our intellectual property;
•longer accounts receivable payment cycles and other collection difficulties;
•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes, and other trade barriers;
•natural disasters, pandemics (such as COVID-19), acts of war, terrorism, pandemics, or security breaches;
•regional economic and political conditions; and
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs.
Any of these factors could negatively impact our business and results of operations.
Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.
Threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated. Our products and services, as well as our servers and computer systems and those of third parties that we rely on in our operations could be vulnerable to cybersecurity risks. As such, we may be subject to risks inherent to companies that process personal data. An increasing number of organizations have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks.
We are the target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures in order to gain unauthorized access to our systems, including an incident that has resulted in exfiltration of the contact records from our database. We employ multiple methods at different layers of our systems to defend against intrusion and attack, to protect our systems and to resolve and mitigate the impact of any incidents. Despite our efforts to keep our systems secure and to remedy identified vulnerabilities, future attacks could be successful and could result in substantial liability or business risk. Third parties will continue to attempt to gain unauthorized access to our systems or facilities through various means, including hacking into our systems or facilities, or those of our customers or vendors, or attempting to fraudulently induce our employees, customers, vendors or other users of our systems into disclosing sensitive information, which may in turn be used to access our IT systems. Our cybersecurity programs and efforts to protect our systems and data, and to prevent, detect and respond to data security incidents, may not prevent these threats or provide adequate security. Further, we may be subject to additional liability risks associated with data security breaches or other incidents by virtue of the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents.
We may experience breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. Actual or perceived breaches of our security could subject us to regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations and other liabilities. Any such incident could also materially damage our reputation and harm our business, results of operations and financial condition. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database, and network systems underlying our services, could damage our reputation and brands and lead to reduced demand for our products and services, lower revenues, and increased costs.
Our business, brand, reputation, and ability to attract and retain users and customers depend upon the satisfactory performance, reliability, and availability of our websites, which in turn depend upon the availability of the internet and our service providers. Interruptions in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, or malicious hacks or attacks on our systems (such as denial of service attacks), could affect the security and availability of our services on our mobile applications and our websites and prevent or inhibit the ability of users to access our products or services. In addition, the software, internal applications, and systems underlying our products and services are complex and may not be error-free. We may encounter technical problems when we attempt to enhance our software, internal applications, and systems. Any inefficiencies, errors, or technical problems with our software, internal applications, and systems could reduce the quality of our products and services or interfere with our customers’ use of our products and services, which could reduce demand, lower our revenues, and increase our costs.
Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, security breaches, computer viruses, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, earthquakes, and similar events. The occurrence of any of the foregoing events could result in damage to or failure of our systems and hardware. These risks may be increased with respect to operations housed at facilities outside of our direct control, and the majority of the communications, network, and computer hardware used to operate the cloud for our platforms are located at facilities maintained by Google or Amazon, which we do not own or control.
Problems faced or caused by our IT service providers, including content distribution service providers, private network providers, internet providers, and third-party web-hosting providers, or with the systems by which they allocate capacity among their customers (as applicable), could adversely affect the experience of our users. If our third-party service providers are unable to keep up with our growing needs for capacity, our business could be harmed. Additionally, if these third-party cloud services stop providing services to us or increase rates, we may be unable to find sufficient other third-party providers, which could harm our business. See “—Interruptions or delays in services from third parties, including data center hosting facilities, internet infrastructure, cloud computing platform providers, and other hardware and software vendors, or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.” In addition, if distribution channels for our mobile applications experience disruptions, such disruptions could adversely affect the ability of users and potential users to access or update our mobile applications. If our platform is unavailable to users or fails to function as quickly as users expect, it could result in reduced customer satisfaction and reduced attractiveness of our platform to customers. This in turn could lead to decreased sales to new customers, harm our ability to renew or grow the subscriptions of existing customers, and/or the issuance of service credits or refunds, any of which could harm our reputation, business, results of operations, and financial condition.
Any errors, defects, disruptions, or other performance problems with our services could harm our reputation, business, results of operations, and financial condition.
Interruptions or delays in services from third parties, including data center hosting facilities, internet infrastructure, cloud computing platform providers, and other hardware and software vendors, or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.
We currently serve our customers through the use of third-party data center hosting facilities and cloud computing platform providers. Damage to, or failure of, these systems, or systems upon which they depend such as internet infrastructure, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. Interruptions in our services may cause us to issue credits to customers, cause customers to make warranty or other claims against us or to terminate their subscriptions, and adversely affect our customer renewal and upgrade performance and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.
We do not control the operation of third-party facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operation. The occurrence of a natural disaster, pandemics (such as COVID-19) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our services.
These hardware, software, data, and cloud computing systems may not continue to be available at reasonable prices, on commercially reasonable terms, or at all. Any loss of the right to use any of these hardware, software, or cloud computing systems could significantly increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license, and integrated into our services.
If the way cookies are used or shared, or if the use or transfer of cookies is restricted by third parties outside of our control or becomes subject to unfavorable legislation or regulation, our ability to develop and provide certain products or services could be diminished or eliminated.
Small text files (referred to as “cookies”) placed on internet browsers by certain websites are used to gather data regarding the content of a user’s web browsing activity. We license data gathered using cookies to identify trends in online content consumption by business organizations in order to make assumptions about the goods and services such businesses may purchase. The availability of this data may be limited by numerous potential factors, including general trends among internet users to refuse to accept cookies on their web browsers, laws or regulations limiting the transferability or use of information gathered using cookies, or the refusal of providers of such information to provide it to us or to provide it to us on favorable terms. If we are not able to obtain this information on the terms we anticipate, we will not be able to provide some of our predictive intent products or services, which may cause a reduction in revenue or a reduction in revenue growth. It may negatively impact our ability to obtain new customers, as well as our ability to renew or grow the subscriptions of existing customers.
Cookies may easily be deleted or blocked by internet users. All of the most commonly used internet browsers (including Chrome, Firefox, Internet Explorer, and Safari) allow internet users to prevent cookies from being accepted by their browsers. Internet users can also delete cookies from their computers at any time. Some internet users also download “ad blocking” software that prevents cookies from being stored on a user’s computer. If more internet users adopt these settings or delete their cookies more frequently than they currently do, our business could be harmed. In addition, the Safari and Firefox browsers block third-party cookies by default, and other browsers may do so in the future. Unless such default settings in browsers were altered by internet users to permit the placement of third-party cookies, fewer cookies would be available, which could adversely affect our business. In addition, companies such as Google have publicly disclosed their intention to move away from cookies to another form of persistent unique identifier (“ID”) to identify individual internet users or internet-connected devices in the bidding process on advertising exchanges. If companies do not use shared IDs across the entire ecosystem, this could have a negative impact on our ability obtain content consumption data.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We have a limited operating history, which makes it difficult to forecast our revenue and evaluate our business and future prospects.
Our business was originally founded in 2007, though much of our growth has occurred in recent periods. Our newest platform was introduced publicly in September 2019. As a result of our limited operating history, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Additionally, the sales cycle for the evaluation and implementation of our paid versions, which can range from a single day to many months, may also cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our Class A common stock price to decline.
We may be subject to litigation for any of a variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition.
In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits, and proceedings could include labor and employment, wage and hour, commercial, data privacy, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to compete effectively or to obtain adequate insurance in the future.
In addition, we may be required to spend significant resources to monitor and protect our contractual, property, and other rights, including collection of payments and fees. Litigation has been and may be necessary in the future to enforce such rights. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of our rights. Furthermore, our efforts to enforce our rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of such rights. Our inability to protect our rights as well as any costly litigation or diversion of our management’s attention and resources, could have an adverse effect on our business, results of operations, and financial condition or injure our reputation.
We may in the future be sued by third parties for various claims including alleged infringement of proprietary intellectual property rights.
There is considerable patent and other intellectual property development activity in our market, and litigation, based on allegations of infringement or other violations of intellectual property, is frequent in software and internet-based industries. We may receive communications from third parties, including practicing entities and non-practicing entities, claiming that we have infringed their intellectual property rights.
In addition, we may be sued by third parties for breach of contract, defamation, negligence, unfair competition, or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties or claims that our collection of information from third-party sites without a license violates certain federal or state laws or website terms of use. We could also be subject to claims that the collection or provision of certain information breached laws or regulations relating to privacy or data protection. Additionally, there are potential issues around possible ownership rights in personal data, which is subject to evolving regulatory oversight. As a result of claims against us regarding suspected infringement, our technologies may be subject to injunction, we may be required to pay damages, or we may have to seek a license to continue certain practices (which may not be available on reasonable terms, if at all), all of which may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver our products and services and/or certain features, integrations, and capabilities of our platform. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our products or services, which could negatively affect our business. Further, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, so any alleged infringement by us resulting in claims against such customers would increase our liability.
Our exposure to risks associated with various claims, including the use of intellectual property, may be increased as a result of acquisitions of other companies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.
We may be subject to liability if we breach our contracts, and our insurance may be inadequate to cover our losses.
We are subject to numerous obligations in our contracts with organizations using our products and services, as well as vendors and other companies with which we do business. We may breach these commitments, whether through a weakness in our procedures, systems, and internal controls, negligence, or through the willful act of an employee or contractor. Our insurance policies, including our errors and omissions insurance, may be inadequate to compensate us for the potentially significant losses that may result from claims arising from breaches of our contracts, as well as disruptions in our services, failures or disruptions to our infrastructure, catastrophic events and disasters, or otherwise.
In addition, our insurance may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention. Further, such insurance may not be available to us in the future on economically reasonable terms, or at all.
Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our platform and could harm our business.
The future success of our business depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign governmental bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business, and harm our results of operations. Changes in these laws or regulations could require us to modify our platform, or certain aspects of our platform, in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or result in reductions in the demand for internet-based products such as ours. In addition, the use of the internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. Further, our platform depends on the quality of our users’ access to the internet.
On June 11, 2018, the repeal of the Federal Communications Commission’s (the “FCC”), “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, on September 30, 2018, California enacted the California internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation or the FCC. With the repeal of net neutrality rules in effect, we could incur greater operating expenses, which could harm our results of operations. As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our results of operations.
Internet access is frequently provided by companies that have significant market power that could take actions that degrade, disrupt, or increase the cost of user access to our platform, which would negatively impact our business. The performance of the internet and its acceptance as a business tool has been harmed by “viruses,” “worms” and similar malicious programs and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our platform could decline.
We could incur greater operating expenses and our user acquisition and retention could be negatively impacted if network operators:
•implement usage-based pricing;
•discount pricing for competitive products;
•otherwise materially change their pricing rates or schemes;
•charge us to deliver our traffic at certain levels or at all;
•throttle traffic based on its source or type;
•implement bandwidth caps or other usage restrictions; or
•otherwise try to monetize or control access to their networks.
Action by governments to restrict access to our platforms in their countries or to require us to disclose or provide access to information in our possession could harm our business, results of operations, and financial condition.
Our platforms depend on the ability of our users to access the internet and our platforms could be blocked or restricted in some countries for various reasons. Further, it is possible that governments of one or more foreign countries may seek to limit access to or certain features of our platforms in their countries, or impose other restrictions that may affect the availability of our platforms, or certain features of our platforms, in their countries for an extended period of time or indefinitely. For example, Russia and China are among a number of countries that have recently blocked certain online services, including Amazon Web Services (which is one of our cloud hosting providers), making it very difficult for such services to access those markets. In addition, governments in certain countries may seek to restrict or prohibit access to our platforms if they consider us to be in violation of their laws (including privacy laws) and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law or fail for any reason to comply with relevant law, our platforms could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to our platforms is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to add new customers or renew or grow the subscriptions of existing customers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated and our business, results of operations, and financial condition could be adversely affected.
We are subject to sanctions, anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to requirements under the U.S. Treasury Department’s Office of Foreign Assets Control, anti-corruption, anti-bribery, and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the

“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business, or otherwise obtaining favorable treatment. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions or sanctions could harm our business, results of operations, and financial condition.
In addition, in the future we may use third parties to sell access to our platform and conduct business on our behalf abroad. We or such future third-party intermediaries, may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such future third-party intermediaries, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We cannot provide assurance that our internal controls and compliance systems will always protect us from liability for acts committed by employees, agents, or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks, false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering, data privacy, and other related laws. Any such improper actions or allegations of such acts could subject us to significant sanctions, including civil or criminal fines and penalties, disgorgement of profits, injunctions, and debarment from government contracts, as well as related stockholder lawsuits and other remedial measures, all of which could adversely affect our reputation, business, financial condition, and results of operations. Software intended to prevent access to our products and service from certain geographies may not be effective in all cases.
Any violation of economic and trade sanction laws, export and import laws, the FCPA, or other applicable anti-corruption laws or anti-money laundering laws could also result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, and, in the case of the FCPA, suspension or debarment from U.S. government contracts, any of which could have a materially adverse effect on our reputation, business, results of operations, and prospects.
Changes in existing financial accounting standards or practices may harm our results of operations.
Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could negatively impact our results of operations. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective. GAAP is subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.
In particular, in May 2014, the FASB and International Accounting Standard Board jointly issued a new revenue recognition standard, Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, later codified as Accounting Standards Codification (“ASC”) Topic 606 (collectively with subsequent amendments, “Topic 606”), that is designed to improve financial reporting by creating a common recognition guidance for GAAP. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services.
We adopted Topic 606, effective January 1, 2018, using the full retrospective method of adoption as if the adoption occurred on January 1, 2017, while Pre-Acquisition ZI adopted Topic 606 effective January 1, 2019, using the modified retrospective method of adoption. Results for Pre-Acquisition ZI beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be presented in accordance with their historic accounting under ASC Topic 605 Revenue Recognition. We believe that the revenue presented for Pre-Acquisition ZI in 2018 would not have materially changed, had Pre-Acquisition ZI used the full retrospective method of adoption for Topic 606 and restated their 2018 revenue figures. See Note 2 - to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“Topic 842”), which increases the transparency and comparability among organizations’ accounting for leases. The guidance requires a company to recognize lease assets and liabilities on the balance sheet, as well as disclose key information about lease arrangements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted Topic 842 as of January 1, 2019 under this new alternative transition method. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical lease classification. In addition, as a practical expedient relating to our property leases, we will not separate lease components from nonlease components. We did not elect the hindsight practical expedient permitted under the transition guidance within the new lease standard. While adoption of Topic 842 did not have a material impact to our consolidated statements of operations or comprehensive loss, we did record a material increase to our assets and liabilities on the balance sheet upon adoption of this standard. Upon adoption, we recognized a right-of-use asset of $9.3 million and a lease liability of $12.8 million, largely pertaining to the Company’s headquarter office lease, with a cumulative-effect adjustment, net of tax, to retained earnings in the amount of $1.8 million representing hidden impairment. In addition, we recorded an additional $28.6 million right-of-use asset and lease liability on February 1, 2019 in connection with the acquisition of Pre-Acquisition ZI.
Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of SOX could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report on Form 10-K following the completion of the IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Beginning with our second annual report on Form 10-K following the completion of the IPO, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting.
In addition to our results determined in accordance with GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this prospectus and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm continue to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Class A common stock.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, our management and auditors determined that a material weakness existed in the internal control over financial reporting due to insufficient controls over the review and approval of manual journal entries, including appropriate segregation of duties, and limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by the company. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we remediated several of the issues described above and continue to take remediation steps, including hiring additional personnel around and subsequent to December 31, 2018, including a new chief financial officer with experience with scale subscription businesses and a vice president of accounting and controller with public company experience, we continued to have a limited number of personnel with the level of GAAP accounting knowledge, specifically related to complex accounting transactions, commensurate with our financial reporting requirements. As such, we continued to have a material weakness in our control over financial reporting as of June 30, 2020.
In addition, because the material weakness discussed above had not been fully remediated as of June 30, 2020, our management was unable to conclude that our disclosure controls and procedures were effective as of June 30, 2020. See the disclosure under the heading “Evaluation of Disclosure Controls and Procedures” in Item 4 of Part I of this Form 10-Q.
Although we believe the additional accounting resources will remediate the weakness with respect to insufficient personnel, there can be no assurance that the material weakness will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. If we are unable to remediate the material weakness, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, to may adversely affect our reputation and business and the market price of our Class A common stock.
Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales and renewals are not immediately reflected in full in our results of operations.
We recognize revenue from subscriptions to our platform on a straight-line basis over the term of the contract subscription period beginning on the date access to our platform is granted, provided all other revenue recognition criteria have been met. Our subscription arrangements generally have contractual terms requiring advance payment for annual or quarterly periods. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions entered into during previous quarters. Consequently, a decline in new or renewed recurring subscription contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions are not reflected in full in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is typically recognized over the applicable subscription term. By contrast, a majority of our costs are expensed as incurred, which could result in our recognition of more costs than revenue in the earlier portion of the subscription term, and we may not attain profitability in any given period.
We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if achieved, maintain profitability.
We have incurred significant net losses in each year since our inception, including net losses of $28.6 million in 2018, $78.0 million in 2019 and $62.1 million for the six months ended June 30, 2020, and we had an accumulated deficit of $213.8 million as of December 31, 2019. We may not achieve or maintain profitability in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development, expand our partnerships, operations and infrastructure, both domestically and internationally, continue to enhance our platform and develop and expand its features, integrations, and capabilities, and expand and improve our platform. We also intend to continue to build and enhance our platform through both internal research and development and selectively pursuing acquisitions that can contribute to the capabilities of our platform. In addition, as we grow, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset the expected increases in our operating expenses, we may not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on our platform, any failure to increase our number of paying customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our platform, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
Our balance sheet reflects goodwill of $445.7 million, $966.8 million, and $966.8 million as of December 31, 2018, December 31, 2019, and June 30, 2020, respectively, and intangible assets of $88.7 million, $370.6 million, and $350.2 million as of December 31, 2018, December 31, 2019, and June 30, 2020, respectively. In accordance with GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:
•underperformance relative to historical or projected future operating results;
•changes in the manner of our use of acquired assets or the strategy for our overall business;
•negative industry or economic trends; or
•decline in our market capitalization relative to net book value for a sustained period.
These types of events or indicators and the resulting impairment analysis could result in impairment charges in the future. If we are not able to realize the value of the goodwill and intangible assets, we may be required to incur material charges relating to the impairment of those assets. Such impairment charges could materially and adversely affect our business, results of operations, and financial condition.
Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial results.
We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our income tax obligations are generally determined based on our business operations in these jurisdictions. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in the earnings and losses in countries with differing statutory tax rates, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, changes in accounting principles and tax laws in jurisdictions where we operate. Any changes, ambiguity, or uncertainty in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also materially impact our income tax liabilities.
As our business continues to grow and if we become more profitable, we anticipate that our income tax obligations could significantly increase. If our existing tax credits and net operating loss carry-forwards become fully utilized, we may be unable to offset or otherwise mitigate our tax obligations to the same extent as in prior years. This could have a material impact to our future cash flows or operating results.
In addition, recent global tax developments applicable to multinational businesses, including certain approaches of addressing taxation of digital economy recently proposed or enacted by the Organisation for Economic Co-operation and Development, the European Commission or certain major jurisdictions where we operate or might in the future operate, might have a material impact to our business and future cash flow from operating activities, or future financial results. We are also subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition, or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial position. In addition, our operations may change, which may impact our tax liabilities. As our brand becomes increasingly recognizable both domestically and internationally, our tax planning structure and corresponding profile may be subject to increased scrutiny and if we are perceived negatively, we may experience brand or reputational harm.
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period. Any resulting increase in our tax obligation or cash taxes paid could adversely affect our cash flows and financial results.
Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our paying customers could increase the costs of our products and services and harm our business.
New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations and our business, results of operations, and financial condition. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us or our paying customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our paying customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future paying customers may elect not to purchase our products and services in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our paying customers’ and our compliance, operating, and other costs, as well as the costs of our products and services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business, results of operations and financial condition.
On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a modified territorial system of taxation. The primary impact of the new legislation on us is that our ability to take deductions for interest payments is subject to limitations. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.
Additionally, the application of U.S. federal, state, local, and international tax laws to services provided electronically is unclear and continually evolving. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us or our paying customers to pay additional tax amounts, as well as require us or our paying customers to pay fines or penalties, as well as interest for past amounts. If we are unsuccessful in collecting such taxes due from our paying customers, we could be held liable for such costs, thereby adversely affecting our results of operations and harming our business.
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us, any of which could harm us and our results of operations.
Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to our products and services in jurisdictions where we have not historically done so.
States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local, and international tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes to our products and services in various jurisdictions is unclear. We collect and remit U.S. sales and value-added tax (“VAT”), in a number of jurisdictions. It is possible, however, that we could face sales tax or VAT audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional tax amounts from our paying customers and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage organizations from subscribing to our products and services, or otherwise harm our business, results of operations, and financial condition.
Further, one or more state or foreign authorities could seek to impose additional sales, use, or other tax collection and record-keeping obligations on us or may determine that such taxes should have, but have not been, paid by us. Liability for past taxes may also include substantial interest and penalty charges. Any successful action by state, foreign, or other authorities to compel us to collect and remit sales tax, use tax, or other taxes, either retroactively, prospectively, or both, could harm our business, results of operations, and financial condition.
Risks Related to Our Indebtedness
We have a substantial amount of debt, which could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations under our obligations.
As of June 30, 2020, we had total outstanding indebtedness of approximately $756.4 million. Additionally, as of June 30, 2020, we had $100.0 million of availability under our first lien revolving credit facility. Our substantial indebtedness may:
•make it difficult for us to satisfy our financial obligations, including with respect to our indebtedness;

•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments instead of other purposes, thereby reducing the amount of cash flow available for future working capital, capital expenditures, acquisitions, or other general business purposes;
•expose us to the risk of increased interest rates as certain of our borrowings, including under our secured credit facilities, are at variable rates of interest;
•limit our ability to pay dividends;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared with our less-leveraged competitors;
•increase our vulnerability to the impact of adverse economic, competitive, and industry conditions; and
•increase our cost of borrowing.
In addition, the credit agreement governing our secured credit facilities contains, and the agreements governing our future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, limitations on our ability to pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, prepay, redeem, or repurchase certain debt, make acquisitions, investments, loans, and advances, or sell or otherwise dispose of assets. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.
Furthermore, we may be able to incur substantial additional indebtedness in the future. The terms of the credit agreements governing our indebtedness limit, but do not prohibit, us from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions will also not prevent us from incurring obligations that do not constitute “Indebtedness” as defined in the agreements governing our indebtedness. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.
We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry, and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control, including those discussed elsewhere in this “Risk Factors” section. Our total principal repayments of debt made in 2019 and 2018 were $649.8 million and $3.7 million, respectively. Our total interest expense, net for 2019 and 2018 was $102.4 million and $58.2 million, respectively. Our total principal repayments of debt made during the six months ended June 30, 2020 were $510.9 million. Our total interest expense, net, for the six months ended June 30, 2020 was $49.6 million. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The credit agreement governing our secured credit facilities restricts, and the agreements governing our future indebtedness may restrict, our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the covenants of the credit agreement governing our secured credit facilities, ZoomInfo OpCo is restricted from making certain payments, including dividend payments to ZoomInfo Technologies Inc., subject to certain exceptions.
If we cannot make payments on our debt obligations, we will be in default and all outstanding principal and interest on our debt may be declared due and payable, the lenders under our secured credit facilities could terminate their commitments to loan money, our secured lenders (including the lenders under our secured credit facilities) could foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation. In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default under one or more of our other debt instruments.
Interest rate fluctuations may affect our results of operations and financial condition.
Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. We currently utilize, and may in the future utilize, derivative financial instruments such as interest rate swaps to hedge some of our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinue utilizing them at any time. As a result, we may incur higher interest costs if interest rates increase. These higher interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.
In addition, our variable rate indebtedness uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
Change in our credit ratings could adversely impact our operations and lower our profitability.
Credit rating agencies continually revise their ratings for the companies that they follow, including us. Credit rating agencies also evaluate our industry as a whole and may change their credit ratings for us based on their overall view of our industry. Failure to maintain our credit ratings on long-term and short-term indebtedness could increase our cost of borrowing, reduce our ability to obtain intra-day borrowing, which we may need to operate our business, and adversely impact our results of operations.
Risks Related to Our Organizational Structure
ZoomInfo Technologies Inc. is a holding company, its only material asset is its interest in ZoomInfo HoldCo, which is a holding company whose only material asset is its interest in ZoomInfo OpCo, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from ZoomInfo OpCo through ZoomInfo HoldCo to pay taxes, make payments under the tax receivable agreements, and pay dividends.
ZoomInfo Technologies Inc. is a holding company, and has no material assets other than its ownership of HoldCo Units. ZoomInfo HoldCo is a holding company and has no material assets other than its ownership of OpCo Units. ZoomInfo Technologies Inc. has no independent means of generating revenue. The limited liability company agreement of ZoomInfo OpCo provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and the other holders of OpCo Units and Class P Units will be made based upon assumed tax rates and other assumptions provided in the limited liability company agreement (such distributions, “tax distributions”). The manager of ZoomInfo HoldCo has broad discretion to make distributions out of ZoomInfo HoldCo. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that the manager of ZoomInfo HoldCo would cause ZoomInfo HoldCo to cause ZoomInfo OpCo to make distributions to ZoomInfo HoldCo, which in turn will make distributions to ZoomInfo Technologies Inc., in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings or cash flow of ZoomInfo OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that ZoomInfo Technologies Inc. needs funds, and ZoomInfo OpCo or ZoomInfo HoldCo is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
We anticipate that ZoomInfo OpCo will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of OpCo Units. Accordingly, the ZoomInfo Tax Group will be required to pay income taxes on our allocable share of any net taxable income of ZoomInfo OpCo. Recently enacted legislation that is effective for taxable years beginning after December 31, 2017 may impute liability for adjustments to a partnership’s tax return on the partnership itself in certain circumstances, absent an election to the contrary. ZoomInfo OpCo may be subject to material liabilities pursuant to this legislation and related guidance if, for example, its calculations of taxable income are incorrect. In addition, the ZoomInfo Tax Group’s allocable share of ZoomInfo OpCo’s net taxable income will increase over time as our Pre-IPO OpCo Unitholders continue to exchange their OpCo Units (together with a corresponding number of shares of Class B common stock) for shares of our Class A common stock. Such increase in our taxable income may increase our tax expenses and may have an adverse effect on our business, results of operations, and financial condition.
Distributions from ZoomInfo OpCo may in certain periods exceed our liabilities, including tax liabilities, and obligations to make payments under the tax receivable agreements. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to acquire additional newly issued OpCo Units from ZoomInfo OpCo at a per unit price determined by reference to the market value of the Class A common stock, to pay dividends, which may include special dividends, on its Class A common stock and Class C common stock, to fund repurchases of its Class A common stock and Class C common stock, or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. See “Certain Relationships and Related Person Transactions—ZoomInfo OpCo Amended and Restated Limited Liability Company Agreement” in the IPO Prospectus.
We have no current plans to pay cash dividends on our Class A common stock or Class C common stock. Holders of Class B common stock do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution, or winding up of ZoomInfo Technologies Inc., with respect to their Class B common stock. Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results, and financial condition, current and anticipated cash needs, plans for expansion, and any legal or contractual limitations on our ability to pay dividends. Our existing secured credit facilities include and any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, ZoomInfo OpCo is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo OpCo (with certain exceptions) exceed the fair value of its assets. Subsidiaries of ZoomInfo OpCo are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo OpCo.
ZoomInfo Technologies Inc. is required to pay our pre-IPO owners for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the ZoomInfo Tax Group’s increase in its allocable share of existing tax basis, and anticipated tax basis adjustments the ZoomInfo Tax Group receives in connection with sales or exchanges of OpCo Units after the IPO, and certain other tax attributes.
In connection with the IPO, we entered into two tax receivable agreements. We entered into (i) the Exchange Tax Receivable Agreement with certain of our Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These tax receivable agreements provide for the payment by members of the ZoomInfo Tax Group to certain pre-IPO owners and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the tax receivable agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of Class A common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Technologies Inc. to Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.
In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that ZoomInfo Technologies Inc. would otherwise be required to pay in the future, although the U.S. Internal Revenue Service (the “IRS”) may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the ZoomInfo Tax Group may differ from tax benefits calculated under the tax receivable agreements as a result of the use of certain assumptions in the tax receivable agreements, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the tax receivable agreements are an obligation of members of the ZoomInfo Tax Group, but not of ZoomInfo OpCo. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of ZoomInfo OpCo and our possible utilization of tax attributes, including existing tax basis acquired at the time of the IPO, the payments that the members of the ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. We estimate the amount of existing tax basis with respect to which our pre-IPO owners are entitled to receive payments under the tax receivable agreements (assuming all Pre-IPO OpCo Unitholders exchange their outstanding OpCo Units (together with a corresponding number of shares of Class B common stock) on June 30, 2020 is approximately $387.6 million (assuming a price of $51.03 per share of Class A common stock, which is the last reported sale price of our Class A common stock on the Nasdaq on June 30, 2020). The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units or the prior owners of the Blocker Companies. See “Certain Relationships and Related Person Transactions – Tax Receivable Agreements” in the IPO Prospectus.
In certain cases, payments under the tax receivable agreements may be accelerated and/or significantly exceed the actual benefits the ZoomInfo Tax Group realizes in respect of the tax attributes subject to the tax receivable agreements.
Members of the ZoomInfo Tax Group’s payment obligations under the tax receivable agreements may be accelerated in the event of certain changes of control and will be accelerated in the event it elects to terminate the tax receivable agreements early. The accelerated payments will relate to all relevant tax attributes that would subsequently be available to the ZoomInfo Tax Group. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to a per annum rate of the lesser of (i) 6.5% and (ii) LIBOR, or its successor rate, plus 100 basis points) of all future payments that holders of OpCo Units or other recipients would have been entitled to receive under the tax receivable agreements, and such accelerated payments and any other future payments under the tax receivable agreements will utilize certain valuation assumptions, including that the ZoomInfo Tax Group will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreements and sufficient taxable income to fully utilize any remaining net operating losses subject to the tax receivable agreements on a straight line basis over the shorter of the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control. In addition, recipients of payments under the tax receivable agreements will not reimburse us for any payments previously made under the tax receivable agreements if such tax basis and the ZoomInfo Tax Group’s utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the tax receivable agreements). The ZoomInfo Tax Group’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the tax receivable agreements, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreements, payments under the tax receivable agreements could be in excess of 85% of the ZoomInfo Tax Group’s actual cash tax benefits.
Accordingly, it is possible that the actual cash tax benefits realized by the ZoomInfo Tax Group may be significantly less than the corresponding tax receivable agreement payments or that payments under the tax receivable agreements may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the tax receivable agreements exceed the actual cash tax benefits that the ZoomInfo Tax Group realizes in respect of the tax attributes subject to the tax receivable agreements and/or payments to ZoomInfo Technologies Inc. by ZoomInfo HoldCo are not sufficient to permit ZoomInfo Technologies Inc. to make payments under the tax receivable agreements after it has paid taxes and other expenses. Assuming that the market value of a share of Class A common stock were to be equal to $51.03 per share, which is the last reported sale price of our Class A common stock on the Nasdaq on June 30, 2020, and that LIBOR were to be 0.5%, we estimate that the aggregate amount of these termination payments would be approximately $2,583.8 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreements to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.
The acceleration of payments under the tax receivable agreements in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock.
In the case of certain changes of control, payments under the tax receivable agreements may be accelerated and may significantly exceed the actual benefits the ZoomInfo Tax Group realizes in respect of the tax attributes subject to the tax receivable agreements. We expect that the payments that we may make under the tax receivable agreements in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the tax receivable agreements in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Class A common stock in a change of control transaction.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our ownership of ZoomInfo HoldCo, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.
As a result of the Reorganization Transactions, we obtained control over ZoomInfo HoldCo. As the sole managing member of ZoomInfo OpCo, ZoomInfo HoldCo controls and operates ZoomInfo OpCo. On that basis, we believe that neither our interest in ZoomInfo HoldCo nor ZoomInfo HoldCo’s interest in ZoomInfo OpCo is an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of ZoomInfo HoldCo, if ZoomInfo HoldCo were to cease participation in the management of ZoomInfo OpCo, or if ZoomInfo OpCo itself becomes an investment company, our interest in ZoomInfo HoldCo or

ZoomInfo HoldCo’s interest in ZoomInfo OpCo, as applicable, could be deemed an “investment security” for purposes of the 1940 Act.
We, ZoomInfo HoldCo, and ZoomInfo OpCo intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Risks Related to Ownership of Our Class A Common Stock
The parties to our stockholders agreement control us, and their interests may conflict with ours or yours in the future.
As of June 30, 2020, the parties to our stockholders agreement beneficially owned approximately 89.6% of the combined voting power of our Class A, Class B, and Class C common stock, with each share of Class A common stock entitling the holder to one vote, each share of Class B common stock entitling the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share) and each share of Class C common stock entitling the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share upon the automatic conversion of our Class C common stock into shares of Class A common stock) on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. Moreover, we agreed to nominate to our board of directors individuals designated by TA Associates, Carlyle, and our Founders in accordance with our stockholders agreement. TA Associates, Carlyle, and our Founders each retained the right to designate directors for so long as they beneficially own at least 5% of the voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors. See “Certain Relationships and Related Person Transactions—Stockholders Agreement” in the IPO Prospectus. Even when the parties to our stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our stockholders agreement will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers. In particular, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, the parties to our stockholders agreement will be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock.
In addition, as of June 30, 2020, the Pre-IPO OpCo Unitholders owned 60.4% of the OpCo Units. Because they hold their ownership interest in our business directly in ZoomInfo OpCo, rather than through ZoomInfo Technologies Inc., the Pre-IPO OpCo Unitholders may have conflicting interests with holders of shares of our Class A common stock. For example, if ZoomInfo OpCo makes distributions through ZoomInfo HoldCo to ZoomInfo Technologies Inc., the non-managing members of ZoomInfo OpCo will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective limited liability company interests in ZoomInfo OpCo and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our pre-IPO owners may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreements that we entered in connection with the IPO, whether and when to incur new or refinance existing indebtedness and whether and when ZoomInfo Technologies Inc. should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our pre-IPO owners’ tax or other considerations even where no similar benefit would accrue to us. See “Certain Relationships and Related Person Transactions—Tax Receivable Agreements” in the IPO Prospectus.
Our amended and restated certificate of incorporation does not limit the ability of our Sponsors to compete with us, and they and certain of our executive officers may have investments in businesses whose interests conflict with ours.
Our Sponsors and their respective affiliates engage in a broad spectrum of activities, including investments in businesses that may compete with us. In the ordinary course of their business activities, our Sponsors and their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of our Sponsors or any of their respective affiliates or any of our directors who are not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. See “Description of Capital Stock—Conflicts of Interest” in the IPO Prospectus. Our Sponsors and their respective affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsors may have an interest in our pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment, even though such transactions might involve risks to us and our stockholders.
We are a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for, and intend to rely on, exemptions and relief from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of June 30, 2020, certain affiliates of TA Associates, Carlyle, and our Founders beneficially owned approximately 89.4% of the combined voting power of our Class A, Class B, and Class C common stock and are parties, among others, to a stockholders agreement described in “Certain Relationships and Related Person Transactions—Stockholders Agreement.” As a result, we will continue to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
•a board that is composed of a majority of “independent directors,” as defined under the Nasdaq rules;
•a compensation committee that is composed entirely of independent directors; and
•director nominations be made, or recommended to the full board of directors, by its independent directors, or by a nominations/governance committee that is composed entirely of independent directors.
We intend to continue to utilize these exemptions for as long as we continue to qualify as a “controlled company.” Accordingly, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.
We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules to (and plan to) rely on exemptions and relief from certain reporting requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions and relief include (i) not being required to comply with the auditor attestation requirements of Section 404 of SOX, (ii) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iii) reduced disclosure obligations regarding executive compensation, and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. In this prospectus, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company.
In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
We may remain an emerging growth company until the fiscal year-end following the fifth anniversary of the completion of the IPO, though we may cease to be an emerging growth company earlier under certain circumstances, including (1) if our gross revenue exceeds $1.07 billion in any fiscal year, (2) if we become a large accelerated filer, with at least $700.0 million of equity securities held by non-affiliates, or (3) if we issue more than $1.0 billion in non-convertible notes in any three-year period.
We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions and relief. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline and/or be more volatile.
We incur increased costs and are subject to additional regulations and requirements as a public company, which could impair our profitability, make it more difficult to run our business, or divert management’s attention from our business.
As a public company, and particularly after we are no longer an emerging growth company, we are and will be required to commit significant resources and management time and attention to the requirements of being a public company, which has caused us to incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and recruiting and retaining independent directors. We also have incurred and will continue to incur costs associated with SOX and the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented by the SEC and the Nasdaq, and compliance with these requirements places significant demands on our legal, accounting, and finance staff and on our accounting, financial, and information systems. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. In addition, we might not be successful in implementing these requirements. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.
If securities or industry analysts do not publish research or reports about our business, or if they downgrade their recommendations regarding our Class A common stock, our stock price and trading volume could decline.
The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not control these analysts. If any of the analysts who cover us downgrade our Class A common stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our Class A common stock to decline and our Class A common stock to be less liquid.
We cannot predict the impact our multi-class structure may have on the market price of our Class A common stock.
We cannot predict whether our multi-class structure, combined with the concentrated control of our stockholders who currently hold our capital stock, including our Sponsors, executive officers, employees, and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. In addition, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The disparity in the voting rights among the classes of common stock may have a potential adverse effect on the price of our Class A common stock.
Each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. Shares of Class B common stock have no economic rights but each share entitles its holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share) on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. All of our Class B common stock is held by the Pre-IPO OpCo Unitholders, including the Sponsors and the Founders, and the Pre-IPO HoldCo Unitholders. Shares of Class C common stock have the same economic rights as shares of Class A common stock, but each share entitles its holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share upon the automatic conversion of our Class C common stock into shares of Class A common stock) on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. All of our Class C common stock is held by the Pre-IPO Blocker Holders. The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B and Class C common stock to have value. Because of the ten-to-one voting ratio between our Class B and Class C common stock, on the one hand, and Class A common stock, on the other hand, the holders of our Class B and Class C common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders so long as the Class B and Class C common stock represent at least 9.1% of all outstanding stock of our Class A, Class B, and Class C common stock. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. For a description of our multi-class structure, see “Description of Capital Stock” in the IPO Prospectus.
The market price of shares of our Class A common stock may be volatile or may decline regardless of our operating performance, which could cause the value of your investment to decline.
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. You may not be able to resell your shares of our Class A common stock at or above the price you paid for such shares due to a number of factors, such as those listed elsewhere in this “Risk Factors” section and the following:

•we, our competitors, or other comparable companies report operating results below the expectations of public market analysts and investors;
•variations in our, our competitors’, or other comparable companies’ quarterly operating results or dividends, if any, to stockholders;
•guidance, if any, that we, our competitors, or other comparable companies provide to the public, any changes in this guidance, or failure to meet this guidance;
•failure by us or others in our industry to meet analysts’ earnings estimates;
•publication of research reports about our industry;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•changes in market valuations of similar companies or speculation in the press or investment community;
•declines in the market prices of stocks generally, particularly those of similar companies;
•announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments;
•investor perceptions of, or the investment opportunity associated with, our Class A common stock relative to other investment alternatives;
•announcements relating to litigation, government investigations, changes in laws, or changes in business or regulatory conditions, or differing interpretations or enforcement thereof;
•changes in accounting principles;
•adverse publicity about the industries we participate in; or
•individual scandals.
Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.
In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources, regardless of the outcome of such litigation.
You may be diluted by the future issuance of additional Class A common stock or OpCo Units in connection with our incentive plans, acquisitions, or otherwise.
As of June 30, 2020, we had 2,448,005,709 shares of Class A common stock authorized but unissued, including 239,153,213 shares of Class A common stock issuable upon exchange of OpCo Units or HoldCo Units that are held by the Pre-IPO OpCo Unitholders or the Pre-IPO HoldCo Unitholders, respectively, 98,106,387 shares of Class A common stock issuable upon conversion of 98,106,387 shares of Class C common stock that are held by the Pre-IPO Blocker Holders, and 13,272,944 shares of Class A common stock issuable upon the vesting and conversion of 15,101,631 Class P Units held by the Continuing Class P Unitholders (based on the closing price of our Class A common stock of $51.03 per share as reported on Nasdaq on June 30, 2020). Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants, and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the amended and restated limited liability company agreements of ZoomInfo OpCo and ZoomInfo HoldCo permit ZoomInfo OpCo and ZoomInfo HoldCo to issue an unlimited number of additional limited liability company interests of ZoomInfo OpCo and ZoomInfo HoldCo, respectively, with designations, preferences, rights, powers, and duties that are different from, and may be senior to, those applicable to the OpCo Units or the HoldCo Units, as applicable, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 18,650,000 shares of Class A common stock for issuance under our 2020 Omnibus Incentive Plan. In connection with the IPO, 511,537 restricted stock units, 47,620 LTIP Units, 577,879 stock options, which we refer to as “leverage restoration options,” with a strike price equal to the public offering price per share of Class A common stock in the IPO, and 630,000 Class P Units with a participation threshold (i.e., strike price) equal to the IPO public offering price per share of Class A common stock were granted under our 2020 Omnibus Incentive Plan. Any Class A common stock that we issue, including under our 2020 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our Class A common stockholders.
We may issue preferred stock whose terms could adversely affect the voting power or value of our Class A common stock.
Our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations, and relative rights, including preferences over our Class A common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A common stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the Class A common stock.
If we or our pre-IPO owners sell additional shares of our Class A common stock or are perceived by the public markets as intending to sell them, the market price of our Class A common stock could decline.
The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate. As of June 30, 2020, we had a total of 51,994,291 shares of our Class A common stock outstanding. Of these shares, 51,175,000 shares of our Class A common stock were freely tradable without restriction or further registration under the Securities Act, by persons other than our “affiliates,” as that term is defined under Rule 144 of the Securities Act (“Rule 144”). The remaining shares of our outstanding Class A common stock were “restricted securities,” as defined in Rule 144, and may not be sold absent registration under the Securities Act or compliance with Rule 144 thereunder or in reliance on another exemption from registration.
In addition, under the amended and restated limited liability company agreement of ZoomInfo OpCo, the Pre-IPO OpCo Unitholders (or certain permitted transferees) have the right (subject to the terms of such limited liability company agreement) to exchange their OpCo Units (together with a corresponding number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Under the amended and restated limited liability company agreement of ZoomInfo HoldCo, the Pre-IPO HoldCo Unitholders (or certain permitted transferees) have the right (subject to the terms of such limited liability company agreement) to exchange their HoldCo Units (together with a corresponding number of shares of Class B common stock) for shares of our Class A common stock on a one-for-one basis, subject to customary conversion rate adjustments. Pursuant to our amended and restated certificate of incorporation, at the option of the holder, a share of Class C common stock may be converted into one share of Class A common stock. In addition, each share of Class C common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, except for certain affiliate transfers described in our amended and restated certificate of incorporation among the Sponsors, the Founders, and their respective affiliates as of the date of the consummation of the IPO. Each share of Class C common stock will also automatically convert into one share of Class A common stock if, on the record date for any meeting of the stockholders, the aggregate number of outstanding shares of our Class B common stock and Class C common stock is less than 5% of our outstanding shares of common stock. Once converted into Class A common stock, Class C common stock will not be reissued.
As of June 30, 2020 (subject to the terms of the applicable limited liability company agreement), an aggregate of 234,932,785 OpCo Units and an aggregate of 4,220,428 HoldCo Units may be exchanged for shares of our Class A common stock, and an aggregate of 98,106,387 shares of Class C common stock may be converted into shares of our Class A common stock. Any shares we issue upon exchange of OpCo Units or HoldCo Units or upon the conversion of shares of Class C common stock, as applicable, will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. We, our executive officers, our directors, the holders of all of our Class C common stock, the holders of substantially all of our outstanding OpCo Units, and certain holders of our HoldCo Units have agreed, subject to certain exceptions, not to dispose of or hedge any shares of our Class A common stock (including shares issued upon exchange of OpCo Units or HoldCo Units or upon conversion of shares of Class C common stock, as applicable) or securities convertible into or exchangeable for shares of our Class A common stock, including our Class B and Class C common stock, for 180 days from the date of the IPO Prospectus (June 3, 2020), except with certain underwriters’ prior written consent.
Subject to certain limitations and exceptions, pursuant to the terms of the amended and restated limited liability company agreement of ZoomInfo OpCo, the holders of 15,101,631 Class P Units, which have a weighted-average per unit participation threshold (i.e., the strike price) of $6.18 per Class P Unit, will be able to exchange their Class P Units into shares of our Class A common stock, as described in “Organizational Structure—Reclassification and Amendment and Restatement of Limited Liability Company Agreement of ZoomInfo OpCo” and “Certain Relationships and Related Person Transactions—ZoomInfo OpCo Amended and Restated Limited Liability Company Agreement” in the IPO Prospectus.
Upon the expiration of the lock-up agreements described above, all of such shares will be eligible for resale in the public market, subject, in the case of shares held by our affiliates, to volume, manner of sale, and other limitations under Rule 144. We expect that certain of our Sponsors will continue to be considered affiliates following the expiration of the lock-up period based on their expected share ownership and their board nomination rights. Certain other of our stockholders may also be considered affiliates at that time.
However, subject to the expiration or waiver of the 180-day lock-up period, the holders of these shares of Class A common stock (including shares issued upon exchange of OpCo Units or HoldCo Units or upon conversion of shares of Class C common stock, as applicable) will have the right, subject to certain exceptions and conditions, to require us to register their shares of Class A common stock under the Securities Act, and they will have the right to participate in future registrations of securities by us. As of June 30, 2020, the shares covered by registration rights represented approximately 86% of our total Class A common stock outstanding, assuming exchange of all OpCo Units and HoldCo Units and conversion of all shares of our Class C common stock. Registration of any of these outstanding shares of Class A common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.
We have filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock issued pursuant to the 2020 Plan. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market. Our registration statement on Form S-8 covers 18,650,000 shares of our Class A common stock.
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our Class A common stock (or securities convertible into or exchangeable for our Class A common stock) issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of Class A common stock. As restrictions on resale end, the market price of our shares of Class A common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our Class A common stock or other securities or to use our Class A common stock as consideration for acquisitions of other businesses, investments, or other corporate purposes.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make a merger with or acquisition of our Company more difficult without the approval of our board of directors. Among other things, these provisions:
•provide that our board of directors is divided into three classes, as nearly equal in size as possible, with directors in each class serving three-year terms and with terms of the directors of only one class expiring in any given year;
•provide for the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66⅔% in voting power of the outstanding shares of our capital stock entitled to vote if the parties to our stockholders agreement beneficially own less than 50% of the total voting power of all then-outstanding shares of our capital stock entitled to vote generally in the election of directors;
•allow us to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions, or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of common stock;
•prohibit stockholder action by written consent by holders of Class A common stock from and after the date on which the parties to our stockholders agreement cease to beneficially own at least 50% of the total voting power of all then-outstanding shares of our capital stock entitled to vote generally in the election of directors unless such action is recommended by all directors then in office;
•provide for certain limitations on convening special stockholder meetings;
•provide (i) that the board of directors is expressly authorized to make, alter, or repeal our bylaws and (ii) that our stockholders may only amend our bylaws with the approval of 66⅔% or more of all of then-outstanding shares of our capital stock entitled to vote if the parties to our stockholders agreement beneficially own less than 50% of the total voting power of all then-outstanding shares of our capital stock entitled to vote generally in the election of directors;
•provide that certain provisions of our amended and restated certificate of incorporation may be amended only by the affirmative vote of the holders of at least 66⅔% in voting power of then-outstanding shares of our capital stock entitled to vote if the parties to our stockholders agreement beneficially own less than 50% of the total voting power of all then-outstanding shares of our capital stock entitled to vote generally in the election of directors; and
•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Further, as a Delaware corporation, we are subject to provisions of Delaware law, which may impede or discourage a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our Company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. For further discussion of these and other such anti-takeover provisions, see “Description of Capital Stock—Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Certain Provisions of Delaware Law” in the IPO Prospectus.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or other stockholders.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, stockholder or employee of ours to us or our stockholders, (iii) action asserting a claim arising under any provision of the Delaware General Corporation Law (the “DGCL”), our amended and restated certificate of incorporation, or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Exchange Act or the Securities Act. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provision in our amended and restated certificate of incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders, or employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
In connection with the IPO, ZoomInfo Technologies Inc. effected a series of transactions occurring at various times prior to and/or concurrently with the closing of the IPO that resulted in a reorganization of its business (the “Reorganization Transactions”). In connection with the Reorganization Transactions, on June 3, 2020, ZoomInfo Technologies Inc. issued 98,106,387 shares of its Class C common stock, par value $0.01 per share (“Class C Common Stock”), to affiliates of TA Associates, The Carlyle Group, and 22C Capital. Shares of Class C Common Stock are convertible at the option of the holder into shares of ZoomInfo Technologies Inc.’s Class A common stock on a one-for-one basis, pursuant to the conversion terms described under “Description of Capital Stock” in the IPO Prospectus.
No underwriters were involved in the issuance and sale of the shares of Class C common stock. The issuances of the shares of Class C common stock described in the foregoing paragraph were made in reliance on Section 4(a)(2) of the Securities Act.
Use of Proceeds
On June 8, 2020, ZoomInfo Technologies Inc. completed the IPO, in which it sold 51,175,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $21.00 per share for net proceeds of $1,019.6 million, after deducting underwriters’ discounts (but excluding other offering expenses and reimbursements in accounts receivable as of June 30, 2020). The IPO was registered pursuant to a registration statement on Form S-1 (File No. 333-236674) that was declared effective by the SEC on June 3, 2020.
As contemplated in the IPO Prospectus, ZoomInfo Technologies Inc. used all of the proceeds from the IPO to (i) purchase 48,528,783 newly issued HoldCo Units from ZoomInfo HoldCo for approximately $966.9 million (which ZoomInfo HoldCo in turn used to purchase the same number of newly issued OpCo Units from ZoomInfo

OpCo); (ii) purchase 2,370,948 OpCo Units from certain Pre-IPO OpCo Unitholders for approximately $47.2 million; and (iii) fund $5.5 million of merger consideration payable to certain Pre-IPO Blocker Holders in connection with the Blocker Mergers. To date, ZoomInfo OpCo has used the proceeds it received through ZoomInfo HoldCo from the IPO to (i) redeem and cancel all outstanding Series A Preferred Units of ZoomInfo OpCo for approximately $274.2 million, including accumulated but unpaid distributions and related prepayment premiums; (ii) repay in full all outstanding indebtedness under our second lien credit agreement, for approximately $380.6 million, including related prepayment premiums and accrued interest; (iii) repay 35.0 million of outstanding borrowings under the Company’s first lien revolving credit facility; (iv) pay certain expenses related to the IPO; and (v) prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, including accrued interest thereon, using approximately $101.2 million of the proceeds; with the remaining proceeds intended to be used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.
        None.

Item 4. Mine Safety Disclosures.
        Not applicable.

Item 5. Other Information.
        Employment Agreement. On August 10, 2020, we entered into a new employment agreement (the “New Employment Agreement”) with Chris Hays, our Chief Revenue Officer. The New Employment Agreement will supersede Mr. Hays’ prior employment agreement, dated August 26, 2018, as amended on May 28, 2019.
 Under the terms of the New Employment Agreement, Mr. Hays will be (i) an at-will employee with no fixed contractual term of employment, and either party may terminate his employment at any time, with or without cause, upon at least 30 days advance notice; (ii) entitled to a base salary of $360,000; (iii) eligible for an annual cash incentive bonus, with a target bonus amount of $200,000 and a maximum bonus amount of $1 million based upon the achievement of specific performance for the applicable fiscal year, as approved by the Compensation Committee of the Board of Directors; and (iv) entitled to participate in all employee benefit plans provided generally to our senior executives.
 Pursuant the terms of the New Employment Agreement and except as otherwise described below, upon termination of Mr. Hays’ employment by the Company without cause or his resignation with good reason, Mr. Hays will be entitled to (i) a severance payment (subject to his execution of a general release of claims against the Company) equal to one year of his base salary plus the target amount of his annual cash incentive bonus for the year in which the termination occurs prorated based on the number of days that Mr. Hays is employed during the fiscal year in which the termination date occurs, payable in a single lump sum; (ii) payment of any earned but unpaid annual bonus for the fiscal year prior to the year in which the termination date occurs, payable in a single lump sum; (iii) continuation for twelve months following the termination date of any health insurance benefits to which he was entitled as of the termination date; and (iv) accelerated vesting of the portion of Mr. Hays’ then-unvested equity awards subject to time based vesting that he holds as of the termination date and are scheduled to vest within twelve months following the termination date.
 In the event of a termination of Mr. Hays’ employment by the Company without cause or his resignation with good reason, which in either case occurs during the period beginning three months prior to, and ending 12 months following, a “change in control” of the Company, he is entitled to a severance payment (subject to his execution of a general release of claims against the Company) equal to (i) 18 months of his base salary plus the target amount of his annual cash incentive bonus for the year in which the termination occurs, payable in a single lump sum; (ii) payment of any earned but unpaid annual bonus for the fiscal year prior to the year in which the termination date occurs, payable in a single lump sum; (iii) continuation for 18 months following the termination date of any health insurance benefits to which he was entitled as of the termination date; and (iv) full accelerated vesting of all of Mr. Hays’ then-unvested equity awards subject to time-based vesting that he holds as of the termination date.
 Under the terms of the New Employment Agreement, if Mr. Hays’ employment terminates due to death or disability, he will be entitled to a severance payment equal to his accrued and unpaid base salary plus the expected amount of his annual cash incentive bonus for the year in which the termination occurs prorated through the termination date.
Pursuant to the terms of the Agreement, Mr. Hays will be subject to the following restrictive covenants: (i) confidentiality during employment and for three years following termination, (ii) non-solicitation of customers and non-solicitation of employees for 24 months following termination, (iii) non-competition during employment and until the later of 12 months following the termination date or 24 months following the effective date of the IPO, and (iv) mutual non-disparagement for the longest period legally enforceable.

Item 6. Exhibits.
Exhibits filed or furnished herewith are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated. Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about ZoomInfo Technologies Inc., any other persons, any state of affairs or other matters.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.2
10.1	Fifth Amended and Restated Limited Liability Company Agreement of ZoomInfo Holdings LLC, dated as of June 3, 2020	8-K filed June 8, 2020	001-39310	10.1
10.2	Amended and Restated Limited Liability Company Agreement of ZoomInfo Intermediate Holdings LLC, dated as of June 3, 2020.	8-K filed June 8, 2020	001-39310	10.2
10.3	Exchange Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.3
10.4	Reorganization Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.4
10.5	Registration Rights Agreement, dated as of June 8, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.5
10.6	Stockholders Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.6
10.7†	ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan	8-K filed June 8, 2020	001-39310	10.7
10.8†	ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	8-K filed June 8, 2020	001-39310	10.8
10.9†	Form of Indemnification Agreement	S-1/A filed May 27, 2020	333-236674	10.9
10.10†	Employment Agreement, dated as of May 27, 2020, between ZoomInfo Technologies Inc., ZoomInfo OpCo and Henry Schuck	8-K filed June 8, 2020	001-39310	10.9
10.11†	Form of Standard Employee Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.28
10.12†	Form of Class P Unit Agreement for Henry Schuck under 2020 Omnibus Incentive Plan	S-1/A filed May 27, 2020	333-236674	10.29
10.13†	Form of Leverage Restoration Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.30
10.14†	Form of Standard Employee Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.31
10.15†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.32
10.16†	Form of Non-Employee Director Sign-On Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.33
10.17†	Form of Class P Unit Award Agreement under 2020 Omnibus Incentive Plan†*	S-1/A filed May 22, 2020	333-236674	10.34
10.18†	Form of LTIP Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.35
10.19†	Form of Restrictive Covenant Agreement Exhibit to Employee Equity Awards under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.36
+10.20†	Employment Agreement, dated as of August 10, 2020, between ZoomInfo Technologies Inc., ZoomInfo Technologies LLC and Joseph Christopher Hays
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† Management contract or compensatory plan or arrangement.
* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ZoomInfo Technologies Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOMINFO TECHNOLOGIES INC.

By:	/s/ P. Cameron Hyzer
Name: P. Cameron Hyzer Title: Chief Financial Officer
Date: August 10, 2020