Form 10-Q/A
period 2020-06-30
ZoomInfo Technologies Inc.
filed 2020-11-13
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note
ZoomInfo Technologies Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A” or the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, that was originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2020 (the “Original Filing”), to restate its unaudited Condensed Consolidated Balance Sheet as of June 30, 2020, its unaudited Consolidated Statements of Operations, its unaudited Consolidated Statements of Comprehensive Loss, its unaudited Consolidated Statements of Changes in Equity (Deficit), its unaudited Consolidated Statements of Cash Flows, and related footnote disclosures for the three and six months ended June 30, 2020.
As further discussed in Note 1 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, “Financial Statements” of this 10-Q/A, in connection with the preparation of the Company's unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2020, the Company reviewed its determination of a tax benefit of approximately $21.6 million related to the difference between the GAAP basis of tax partnerships owned by corporations within the Company's corporate structure during the quarterly period ended June 30, 2020 in the Company's unaudited condensed consolidated financial statements as of and for the periods ended June 30, 2020. In the Company's current judgment, this tax benefit should not have been recorded. Consequently, the Company’s unaudited condensed consolidated financial statements included in the Original Filing should no longer be relied upon.
As disclosed in the Original Filing, the Company’s management had previously determined that there were deficiencies in internal control over financial reporting that constituted a material weakness. For a description of the material weakness in internal control over financial reporting, see Part I, Item 4 “Controls and Procedures” included in this Form 10-Q/A.
Items Amended in this Form 10-Q/A
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as modified and superseded as necessary to reflect the restatement described above. Accordingly, the Amendment is presented as of the filing date of the Original Filing and does not reflect events occurring after that date or modify or update those disclosures affected by subsequent events or modify or update disclosures in any way other than as required to reflect the restatement described above and should be read in conjunction with the Original Filing and our other filings with the SEC. The following items in the Original Filing have been amended and restated in their entirety as a result of, and to reflect, the restatement:
A.Part I, Item 1. Financial Statements; and
B.Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have also updated the signature page and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1. No other sections of the Original Filing are updated or otherwise affected by the Amendment.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q/A
(Amendment No. 1)
For the Quarterly Period Ended June 30, 2020

i

GLOSSARY
As used in this quarterly report on Form 10-Q/A (this “Form 10-Q/A”), the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Form 10-Q/A to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-Q/A to “ZoomInfo,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc. and its consolidated subsidiaries unless the context indicates otherwise.
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
•“Blocker Mergers” refers to the mergers described under “Reorganization Transactions” in Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.
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
•“Reorganization Transactions” refers to the transactions described under “Reorganization Transactions” in Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.
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
The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Quarterly Report on Form 10-Q/A:
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
•our failure to protect and maintain our brand and our ability to attract and retain customers; and
•other factors described under “Risk Factors” in Item 1A of Part II of this Form 10-Q/A, and in other reports we file from time to time with the SEC.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q/A and our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in our forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make.
You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.
The Company intends to use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://ir.zoominfo.com. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations page at https://ir.zoominfo.com. The information on our website is not incorporated herein or otherwise a part of this Form 10-Q/A.
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
	(As restated)
Assets
Current assets:
Cash and cash equivalents	$259.1	$41.4
Restricted cash	1.1	1.1
Accounts receivable	89.4	86.9
Prepaid expenses and other current assets	8.7	8.3
Deferred costs	10.3	6.6
Income tax receivable	4.1	3.9
Total current assets	372.7	148.2

Property and equipment, net	27.1	23.3
Operating lease right-of-use assets, net	35.0	36.8

Other assets:
Intangible assets, net	350.2	370.6
Goodwill	966.8	966.8
Deferred tax assets	149.6	—
Deferred costs, net of current portion	17.9	16.2
Total assets	$1,919.3	$1,561.9

Liabilities, Temporary, and Permanent Equity (Deficit)
Current liabilities:
Accounts payable	9.9	7.9
Accrued expenses and other current liabilities	47.0	62.2
Unearned revenue, current portion	171.0	157.7
Income taxes payable	5.8	0.5
Related party payable	—	0.7
Current portion of operating lease liabilities	4.0	4.0
Current portion of long-term debt	—	8.7
Total current liabilities	237.7	241.7

Unearned revenue, net of current portion	1.1	1.4
Tax receivable agreements liability, net of current portion	98.4	—
Operating lease liabilities, net of current portion	38.3	40.7
Long-term debt, net of current portion	743.7	1,194.6
Deferred tax liabilities	11.1	82.8
Other long-term liabilities	5.7	14.3
Total liabilities	1,136.0	1,575.5

Series A Preferred Units	—	200.2
Commitments, Contingencies, and Guarantees (Note 10)

Permanent Equity (Deficit)
Members' equity (deficit)	—	(207.8)
Class A common stock, par value $0.01	0.5	—
Class B common stock, par value $0.01	2.4	—
Class C common stock, par value $0.01	1.0	—
Additional paid-in capital	366.4	—
Accumulated other comprehensive income (loss)	(2.8)	(6.0)
Retained Earnings	(34.4)	—
Noncontrolling interests	450.2	—
Total equity (deficit)	783.3	(213.8)

Total liabilities, temporary, and permanent equity (deficit)	$1,919.3	$1,561.9

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(As restated)		(As restated)

Revenue	$110.9	$68.5	$213.1	$123.1
Cost of service:
Cost of service(2)	28.2	10.2	43.0	19.3
Amortization of acquired technology	5.6	7.4	11.2	13.0
Gross profit	77.1	50.9	158.9	90.8
Operating expenses:
Sales and marketing(2)	59.5	20.5	93.6	38.8
Research and development(2)	16.4	8.9	26.3	14.1
General and administrative(2)	18.2	10.1	28.2	16.8
Amortization of other acquired intangibles	4.7	4.6	9.3	8.3
Restructuring and transaction related expenses	9.5	1.2	12.4	9.0
Total operating expenses	108.3	45.3	169.8	87.0
Income (loss) from operations	(31.2)	5.6	(10.9)	3.8
Interest expense, net	25.1	26.9	49.6	50.4
Loss on debt extinguishment	12.7	—	14.9	18.2
Other (income) expense, net	0.1	—	—	—
Income (loss) before income taxes	(69.1)	(21.3)	(75.4)	(64.8)
Benefit (expense) from income taxes	(8.8)	1.4	(8.4)	4.7
Net income (loss)	(77.9)	(19.9)	(83.8)	(60.1)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	0.8	(19.9)	(5.1)	(60.1)
Less: Net income (loss) attributable to noncontrolling interests	(44.3)	—	(44.3)	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(34.4)	$—	$(34.4)	$—

Net income (loss) per share of Class A and Class C common stock:(1)
Basic	$(0.30)	N/A	$(0.30)	N/A
Diluted	$(0.30)	N/A	$(0.30)	N/A
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
(2)Amounts include equity-based compensation expense, as follows:

Cost of service	$15.3	$0.7	$17.0	$1.9
Sales and marketing	32.0	1.4	38.4	4.1
Research and development	8.5	2.6	10.1	2.9
General and administrative	8.7	1.3	10.3	2.7
Total equity-based compensation expense	$64.5	$6.0	$75.8	$11.6

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Loss
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(As restated)		(As restated)

Net income (loss)	$(77.9)	$(19.9)	$(83.8)	$(60.1)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(2.1)	(5.9)	(9.6)	(5.9)
Realized loss (gain) on settlement of cash flow hedges	1.5	—	2.3	—
Amortization of deferred losses related to the dedesignated Interest Rate Swap	3.0	—	3.0	—
Other comprehensive income (loss)	2.4	(5.9)	(4.3)	(5.9)
Comprehensive income (loss)	(75.5)	(25.8)	(88.1)	(66.0)
Less: Net income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	(0.2)	(25.8)	(12.8)	(66.0)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(42.0)	—	(42.0)	—
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$(33.3)	$—	$(33.3)	$—

ZoomInfo Technologies Inc.
Consolidated Statements of Changes in Equity (Deficit)
(in millions, except share data; unaudited)

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2019	$(207.8)	—	—	—	$—	$—	$—	$—	$—	$(6.0)	$—	$(213.8)
Net income (loss)	(5.9)	—	—	—	—	—	—	—	—	—	—	(5.9)
Member distributions	(5.0)	—	—	—	—	—	—	—	—	—	—	(5.0)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(6.7)	—	(6.7)
Equity-based compensation	11.3	—	—	—	—	—	—	—	—	—	—	11.3
Balance at March 31, 2020	(207.4)	—	—	—	—	—	—	—	—	(12.7)	—	(220.1)
Net income (loss) prior to Reorganization Transactions	0.8	—	—	—	—	—	—	—	—	—	—	0.8
Other comprehensive loss prior to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Member distributions prior to Reorganization Transactions	(1.8)	—	—	—	—	—	—	—	—	—	—	(1.8)
Equity-based compensation prior to Reorganization Transactions	4.5	—	—	—	—	—	—	—	—	—	—	4.5
Impacts of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	203.9	—	242,414,027	98,381,656	—	2.4	1.0	(628.1)	—	8.4	412.4	—
Issuance of Class A common stock in IPO, net of costs	—	48,528,783	—	—	0.5	—	—	1,016.1	—	—	—	1,016.6
Purchases of ZoomInfo OpCo units in connection with IPO	—	2,370,948	(2,370,948)	—	—	—	—	(47.2)	—	—	—	(47.2)
Purchases of Class C units in connection with IPO	—	275,269	—	(275,269)	—	—	—	(5.5)	—	—	—	(5.5)
Opco Units exchanged into Class A shares	—	878,984	(878,984)	—	—	—	—	—	—	—	—	—
Forfeitures / cancellations	—	(59,693)	(10,882)	—	—	—	—	—	—	—	—	—
Series A Preferred Unit redemption accretion	—	—	—	—	—	—	—	(74.0)	—	—	—	(74.0)
Increase in deferred tax asset from step-up in tax basis under TRA related to unit exchanges (as restated)	—	—	—	—	—	—	—	82.0	—	1.4	42.9	126.3
Net income subsequent to Reorganization Transactions (as restated)	—	—	—	—	—	—	—	—	(34.4)	—	(44.3)	(78.7)
Other comprehensive loss subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1.1	2.3	3.4
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	23.1	—	—	36.9	60.0
Balance at June 30, 2020 (as restated)	$—	51,994,291	239,153,213	98,106,387	$0.5	$2.4	$1.0	$366.4	$(34.4)	$(2.8)	$450.2	$783.3

ZoomInfo Technologies Inc.
Consolidated Statements of Changes in Equity (Deficit) (continued)
($ in millions; unaudited)

	Members' Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	$(119.1)	$—	$(119.1)
Net income (loss)	(40.2)	—	(40.2)
Member distributions	(6.1)	—	(6.1)
Impact of adoption of new accounting standard (ASC 842)	(1.8)	—	(1.8)
Equity-based compensation	5.6	—	5.6
Other comprehensive income (loss)	—	—	—
Balance at March 31, 2019	(161.6)	—	(161.6)

Net income (loss)	(19.9)	—	(19.9)
Member distributions	(7.3)	—	(7.3)
Repurchase outstanding equity / member units	(11.9)	—	(11.9)
Equity-based compensation	5.9	—	5.9
Other comprehensive income (loss)	—	(5.9)	(5.9)
Balance at June 30, 2019	$(194.8)	$(5.9)	$(200.7)

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Six Months Ended June 30,
	2020	2019
	(As restated)
Cash flows from operating activities:
Net income (loss)	$(83.8)	$(60.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24.5	23.7
Amortization of debt discounts and issuance costs	2.5	2.3
Amortization of deferred commissions costs	11.1	2.1
Loss on early extinguishment of debt	14.9	9.4
Deferred consideration valuation adjustments	1.4	0.7
Equity-based compensation expense	75.8	11.6
Deferred income taxes	3.2	(6.7)
Provision for bad debt expense	0.9	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	0.7	(13.2)
Prepaid expenses and other current assets	(0.4)	(1.0)
Deferred costs and other assets	(14.5)	(9.0)
Income tax receivable	(0.2)	0.2
Related party receivable	(0.7)	0.5
Accounts payable	1.9	2.8
Accrued expenses and other liabilities	3.4	1.9
Unearned revenue	12.9	43.3
Net cash provided by (used in) operating activities	53.6	8.9

Cash flows from investing activities:
Purchases of property and equipment and other assets	(8.2)	(6.2)
Cash paid for acquisitions, net of cash acquired	—	(714.9)
Net cash provided by (used in) investing activities	(8.2)	(721.1)

Cash flows from financing activities:
Payments of deferred consideration	(24.0)	(0.3)
Proceeds from debt	35.0	1,220.8
Repayment of debt	(510.9)	(645.4)
Payments of debt issuance costs	(1.0)	(16.7)
Repurchase outstanding equity / member units	(332.4)	(11.9)
Proceeds from equity offering, net of underwriting discounts	1,019.6	200.2
Payments of IPO issuance costs	(7.2)	—
Tax distributions	(6.8)	(13.4)
Net cash provided by (used in) financing activities	172.3	733.3

Net increase (decrease) in cash, cash equivalents, and restricted cash	217.7	21.1
Cash, cash equivalents, and restricted cash at beginning of period	42.5	9.0
Cash, cash equivalents, and restricted cast at end of period	$260.2	$30.1

Supplemental disclosures of cash flow information
Interest paid in cash	$47.1	$47.7

Supplemental disclosures of non-cash investing and financing activities:
Deferred variable consideration from acquisition of a business	$—	$33.2
Issuance cost reimbursements included in accounts receivable	$4.2	$—

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
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
The Company has restated these financial statements to make a change relating to our accounting for income taxes. In connection with the preparation of the Company’s unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2020, the Company reviewed its determination of a tax benefit of approximately $21.6 million related to the difference between the GAAP basis and tax basis of partnerships owned by corporations within the Company’s corporate structure recorded during the quarterly period ended June 30, 2020 in the Company’s unaudited condensed consolidated financial statements as of and for the periods ended June 30, 2020. In the Company's current judgement, it should not have recorded the tax benefit.
The effects of the restatement on the line items within the Company’s unaudited Condensed Consolidated Balance Sheet as of June 30, 2020 are as follows:

	June 30, 2020

(in millions)	As Originally Reported	Adjustments	As Restated
Deferred tax assets	$211.9	$(62.3)	$149.6
Tax receivable agreements liability, net of current portion	$109.4	$(11.0)	$98.4
Deferred tax liabilities	$0.2	$10.9	$11.1
Additional paid-in capital	$406.9	$(40.5)	$366.4
Retained Earnings	$(20.4)	$(14.0)	$(34.4)
Noncontrolling interests	$457.9	$(7.7)	$450.2
The effects of the restatement on the line items within the Company’s unaudited Consolidated Statement of Operations for the six months ended June 30, 2020 are as follows:

Note 1 - Organization and Background (continued)

	Six Months Ended June 30, 2020

(in millions, except per share amounts)	As Originally Reported	Adjustments(1)	As Restated
Benefit (expense) from income taxes	$13.3	$(21.6)	$(8.4)
Net income (loss)	$(62.1)	$(21.6)	$(83.8)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	$(5.1)	$—	$(5.1)
Less: Net income (loss) attributable to noncontrolling interests	$(36.6)	$(7.7)	$(44.3)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(20.4)	$(14.0)	$(34.4)
Net income (loss) per share of Class A and Class C common stock:
Basic	$(0.21)	$(0.09)	$(0.30)
Diluted	$(0.22)	$(0.08)	$(0.30)
(1) May not foot and crossfoot due to rounding
The effects of the restatement on the line items within the Company’s Consolidated Statement of Operations for the three months ended June 30, 2020 are as follows:

	Three Months Ended June 30, 2020

(in millions, except per share amounts)	As Originally Reported	Adjustments(1)	As Restated
Benefit (expense) from income taxes	$12.9	$(21.6)	$(8.8)
Net income (loss)	$(56.2)	$(21.6)	$(77.9)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	$0.8	$—	$0.8
Less: Net income (loss) attributable to noncontrolling interests	$(36.6)	$(7.7)	$(44.3)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(20.4)	$(14.0)	$(34.4)
Net income (loss) per share of Class A and Class C common stock:
Basic	$(0.21)	$(0.09)	$(0.30)
Diluted	$(0.22)	$(0.08)	$(0.30)
(1) May not foot or crossfoot due to rounding

Note 1 - Organization and Background (continued)
The effects of the restatement on the line items within the Company’s Consolidated Statement of Comprehensive Loss for the three months ended June 30, 2020 are as follows:

	Three Months Ended June 30, 2020

(in millions)	As Originally Reported	Adjustments(1)	As Restated
Net income (loss)	$(56.2)	$(21.6)	$(77.9)
Other comprehensive income (loss), net of tax	2.4	—	2.4
Comprehensive income (loss)	(53.8)	(21.6)	(75.5)
Less: Net income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	(0.2)	—	(0.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(34.3)	(7.7)	(42.0)
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$(19.3)	$(14.0)	$(33.3)
(1) May not foot or crossfoot due to rounding
The effects of the restatement on the line items within the Company’s Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2020 are as follows:

	Six Months Ended June 30, 2020

(in millions)	As Originally Reported	Adjustments(1)	As Restated
Net income (loss)	$(62.1)	$(21.6)	$(83.8)
Other comprehensive income (loss), net of tax	(4.3)	—	(4.3)
Comprehensive income (loss)	(66.4)	(21.6)	(88.1)
Less: Net income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	(12.8)	—	(12.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(34.3)	(7.7)	(42.0)
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$(19.3)	$(14.0)	$(33.3)
(1) May not foot or crossfoot due to rounding
Although there was with no impact to net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities, the effects of the restatement on the line items within the unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2020 are as follows:

	Six Months Ended June 30, 2020

(in millions)	As Originally Reported	Adjustments(1)	As Restated
Net income (loss)	$(62.1)	$(21.6)	$(83.8)
Deferred income taxes	$(18.5)	$21.6	$3.2
Net cash provided by operating activities	$53.6	$—	$53.6
(1) May not crossfoot due to rounding
The impacts of the restatement have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2020 and 2019, or accounted for more than 10% of accounts receivable as of June 30, 2020 and December 31, 2019. Net assets located outside of the United States were immaterial as of June 30, 2020 and December 31, 2019.
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
Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from a combination of current and long-term portions of debt. Upon a refinancing or amendment, previously-capitalized debt issuance costs are expensed and included in loss on extinguishment of debt, if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously-capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. The company performs assessments of debt modifications at a lender-specific level for all syndicated financing arrangements.
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
The Company accounts for incentive units in accordance with ASC 718, Compensation-Stock Compensation (ASC 718). In accordance with ASC 718, compensation expense is measured at estimated fair value of the incentive units and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. The amendments are the result of a broader disclosure project, which aims to improve the effectiveness of disclosures. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years.  The Company adopted ASU 2018-13 on January 1, 2020, and the adoption did not have a material effect on the Company’s financial statements or disclosures.
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

Note 3 - Revenue from Contracts with Customers (continued)
Of the total revenue recognized in the three and six months ended June 30, 2020, $41.7 million and $116.5 million were included in the unearned revenue balance as of December 31, 2019, respectively. Of the total revenue recognized in the three and six months ended June 30, 2019, $12.5 million and $39.4 million were included in the unearned revenue balance as of December 31, 2018, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material for the three and six months ended June 30, 2020 and 2019.
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
The Company records a contract asset when revenue recognized on a contract exceeds the billings to date for that contract. Unearned revenue results from cash received or amounts billed to customers in advance of revenue recognized upon the satisfaction of performance obligations. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size, and new business timing within the quarter. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.
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

Note 4 - Business Combinations (continued)
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

Note 4 - Business Combinations (continued)
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

Note 5 - Property and Equipment (continued)

Depreciation expense was $2.1 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively. Depreciation expense was $4.0 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively.
Note 6 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of June 30, 2020 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$268.6	$(43.5)	$225.1	15.0
Acquired technology	163.9	(73.7)	90.2	6.0
Brand portfolio	4.6	(2.7)	1.9	9.7
Net intangible assets subject to amortization	$437.1	$(119.9)	$317.2

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	966.8	$—	$966.8
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
The first lien debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable margin is 2.75% to 3.00% for Base Rate loans or 3.75% or 4.00% for LIBOR Based Loans, depending on the Company’s leverage. On June 17, 2020, the Company used approximately $101.2 million to prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, including accrued interest thereon of $1.2 million. The repayment was funded with a portion of the net proceeds received from the initial public offering of the Company’s Class A common stock. As of June 30, 2020, $756.4 million aggregate principal amount of term loans were outstanding under the First Lien Credit Agreement. The interest related portion of the repayment was recorded

Note 7 - Financing Arrangements (continued)
within Interest expense, net in its Consolidated Statements of Operations, and represented use of cash from operating activities in the Consolidated Statements of Cash Flows. The quarterly repayment requirement on first lien borrowings has been satisfied for the remainder of the term after the $100.0 million principal payment. The company recognized $1.7 million within Loss on debt extinguishment on the Consolidated Statements of Operations comprised of the write-off of the unamortized issuance costs. The effective interest rate on the first lien debt was 4.6% and 7.5% as of June 30, 2020 and December 31, 2019, respectively.
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
As of June 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$406.4	3.500%	April 30, 2024
Interest rate swap contracts	Two	$350.0	2.301%	April 29, 2022
The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of June 30, 2020 (in millions):

		Fair Value of Derivative Liabilities
Instrument	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Interest rate cap contract	Accrued expenses and other current liabilities	$0.3	$0.3
Interest rate cap contract	Other long-term liabilities	0.4	0.4
Interest rate swap contracts	Accrued expenses and other current liabilities	7.1	2.3
Interest rate swap contracts	Other long-term liabilities	5.2	3.0
Total designated derivative liabilities		$13.0	$6.0

Derivatives not designated as hedging instruments
Interest rate cap contract	Accrued expenses and other current liabilities	$—	$—
Interest rate cap contract	Other long-term liabilities	0.1	—
Total undesignated derivative liabilities		0.1	—
Total derivative liabilities		$13.1	$6.0
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

Note 12 - Loss Per Share (As Restated)
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

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(Unaudited)
Numerator:
Net income (loss)	$(77.9)	$(83.8)
Less: Net income (loss) attributable to ZoomInfo OpCo before Reorganization Transactions	0.8	(5.1)
Less: Net income (loss) attributable to noncontrolling interests	(44.3)	(44.3)
Less: Excess of consideration paid over carrying amount to holders of Series A Preferred Units attributable to common shares	11.0	11.0
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(45.4)	$(45.4)
The following table sets forth the computation of basic and diluted net income per share of Class A and Class C common stock (in millions, except share amounts, and per share amounts, unaudited):

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Class A	Class C	Class A	Class C

	(Unaudited)
Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$(15.7)	$(29.7)	$(15.7)	$(29.7)
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	52.0	98.1	52.0	98.1
Basic net income (loss) per share attributable to common stockholders	$(0.30)	$(0.30)	$(0.30)	$(0.30)

Note 12 - Loss Per Share (continued)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Class A	Class C	Class A	Class C

	(Unaudited)
Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$(15.7)	$(29.7)	$(15.7)	$(29.7)
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	(29.7)		(29.7)
Allocation of undistributed earnings	$(45.4)	$(29.7)	$(45.4)	$(29.7)

Denominator:
Number of shares used in basic computation	51,994,291	98,106,387	51,994,291	98,106,387
Add: weighted-average effect of dilutive securities:
Conversion of Class C to Class A common shares outstanding	98,106,387		98,106,387
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	150,100,678	98,106,387	150,100,678	98,106,387
Diluted net income (loss) per share attributable to common stockholders	$(0.30)	$(0.30)	$(0.30)	$(0.30)
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
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

Six Months Ended June 30, 2020
HSKB II Class 1 Units	1,824,814
HSKB II Phantom Units	375,201
HSKB I Class 1 Units	13,169,365
OpCo Units	219,637,430
Class P Units	12,548,938
LTIP Units	26,595
Class A Stock Options / LROs	287,299
Restricted Stock Units	290,795
HoldCo Units	1,250,509
Total anti-dilutive securities	249,410,946

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
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2020 (in millions):

Year Ending December 31,	Operating Leases
2020 (excluding six months ended June 30, 2020)	$2.8
2021	7.5
2022	7.6
2023	7.2
2024	6.8
Thereafter	22.8
Total future minimum lease payments	54.7
less effects of discounting	12.4
Total lease liabilities	$42.3

Reported as of June 30, 2020
Current portion of operating lease liabilities	$4.0
Operating lease liabilities, net of current portion	38.3
Total lease liabilities	$42.3
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

Note 16 - Income Taxes (As Restated)
The Company recorded income tax expense of $8.8 million and income tax benefit of $1.4 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded income tax expense of $8.4 million and income tax benefit of $4.7 million for the six months ended June 30, 2020 and 2019, respectively. The Company’s estimated effective tax rate for the six months ended June 30, 2020 was (11.1)%. The Company’s estimated annual effective tax rate is less than the statutory rate of 21.0% primarily due to certain compensation expenses that will not have a corresponding deduction for tax, and because the Company is not liable for income taxes on the portion of earnings that are attributable to non-controlling interest.
As a result of the IPO, the Company recorded a change in the net deferred tax asset position, net of valuation allowance, of $224.4 million, which primarily consisted of the Company’s outside basis differences in its partnership subsidiaries, resulting in a deferred tax asset position of $149.6 million.
In assessing the realizability of deferred tax assets, including the deferred tax assets recorded as a result of the IPO and current year operations, management determined that it was more likely than not that the deferred tax assets will be realized. In addition, the Company has assessed the need for valuation allowances on indefinite lived assets recorded at its lower tier subsidiaries. As of the result, the Company has recorded a valuation allowance of $171.5 million related to the indefinite outside basis in the corporate stock of its wholly owned subsidiary.
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
As of June 30, 2020, the Company had a liability of $98.4 million related to its projected obligations under the Tax Receivable Agreements. Tax Receivable Agreements related liabilities are classified as current or noncurrent based on the expected date of payment and are included in our consolidated balance sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.

Note 17 - Subsequent Events
On August 19, 2020, the Company entered into an underwriting agreement with certain selling stockholders relating to an offering of 14,938,379 shares of the Company's Class A common stock, par value $0.01 per share, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-248079) at a public offering price of $37.00 per share (the “Secondary Offering”). In addition, the underwriters exercised their over-allotment option to purchase an additional 2,240,756 shares of Class A Common Stock. The Company did not sell any shares in the Secondary Offering. The Secondary Offering was completed on August 24, 2020, and the selling stockholders received all of the net proceeds.
In October 2020, the Company acquired substantially all the assets, and certain specified liabilities, of Clickagy, LLC, a leading provider of artificial intelligence-powered buyer intent data. In November 2020, the Company acquired EverString Technology, LLC, a leading artificial intelligence-powered, business-to-business (B2B) data solutions provider. In connection with these acquisitions, the Company has agreed to pay an aggregate cash consideration, inclusive of vesting cash retention payments, of approximately $71.5 million, subject to working capital and other customary adjustments, and issued 67,075 shares of unregistered Class A common stock of the Company. We funded cash payments made at closing with cash on hand. Neither acquisition is expected to be material to the Company’s results of operations for the three months or year ended December 31, 2020 or the Company’s financial position as of December 31, 2020. The initial accounting of the business combinations is incomplete as of the issuance date of these financial statements. The Company has not yet determined the acquisition date fair value of the assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in the IPO Prospectus, the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the IPO Prospectus, and the unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q/A. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q/A and under “Risk Factors” in Part II, Item 1A of this Form 10-Q/A.
References in this Form 10-Q/A to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-Q/A to “ZoomInfo,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc. and its consolidated subsidiaries unless the context indicates otherwise. Numerical figures included in this Form 10-Q/A have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
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

Recent Developments
Reorganization Transactions
ZoomInfo Technologies Inc. was incorporated in November 2019 with no operating assets or operations for the purposes of facilitating an initial public offering of its Class A common stock (the “IPO”) and other related transactions in order to carry on the business of the operating entity ZoomInfo Holdings LLC (“ZoomInfo OpCo”) (formerly known as DiscoverOrg Holdings, LLC) following the consummation of the transactions described under “Reorganization Transactions” in Note 1 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A (the “Reorganization Transactions”).
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
In response to the COVID-19 pandemic, in the first quarter of 2020, we temporarily closed all of our offices, including our office in Israel, and enabled our entire work force to work remotely. We have also implemented travel restrictions for non-essential business. These changes remained in effect in the second quarter of 2020 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Risk Factors” in Part II, Item 1A of this Form 10-Q/A for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

The following table presents a reconciliation of Allocated Combined Receipts for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Revenue	$110.9	$68.5	$213.1	$123.1
Impact of fair value adjustments to acquired unearned revenue(a)	0.3	10.7	1.7	19.2
Pre-Acquisition ZI revenue(b)	—	—	—	9.7
Impact of fair value adjustments to acquired unearned revenue recorded by Pre-Acquisition ZI(c)	—	—	—	0.1
Pre-acquisition revenue of other acquired companies(d)	—	0.2	—	0.3
Allocated Combined Receipts	$111.2	$79.4	$214.8	$152.4
Growth	40%		41%
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
The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
	(As Restated)		(As Restated)
Net income (loss)	$(77.9)	$(19.9)	$(83.8)	$(60.1)
Benefit (expense) from income taxes	8.8	(1.4)	8.4	(4.7)
Interest expense, net	25.1	26.9	49.6	50.4
Loss on debt extinguishment	12.7	—	14.9	18.2
Other (income) expense, net(a)	0.1	—	—	—
Income (loss) from operations	(31.2)	5.6	(10.9)	3.8
Impact of fair value adjustments to acquired unearned revenue(b)	0.3	10.7	1.7	19.2
Amortization of acquired technology	5.6	7.4	11.2	13.0
Amortization of other acquired intangibles	4.7	4.6	9.3	8.3
Equity-based compensation expense	64.5	6.0	75.8	11.6
Restructuring and transaction related expenses(c)	9.5	1.2	12.4	9.0
Integration costs and acquisition-related expenses(d)	1.6	5.8	4.5	8.0
Adjusted Operating Income	$55.0	$41.3	$104.0	$72.9
Benefit (expense) from income taxes	(8.8)	1.4	(8.4)	4.7
Tax impacts of adjustments to net income (loss)	5.9	(2.0)	1.1	(5.6)
Interest expense, net	(25.1)	(26.9)	(49.6)	(50.4)
Other (income) expense, net	(0.1)	—	—	—
Adjusted Net Income	$27.0	$13.8	$47.2	$21.7
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
	(As Restated)		(As Restated)
Net income (loss)	$(77.9)	$(19.9)	$(83.8)	$(60.1)
Benefit (expense) from income taxes	8.8	(1.4)	8.4	(4.7)
Interest expense, net	25.1	26.9	49.6	50.4
Loss on debt extinguishment	12.7	—	14.9	18.2
Depreciation	2.1	1.3	4.0	2.4
Amortization of acquired technology	5.6	7.4	11.2	13.0
Amortization of other acquired intangibles	4.7	4.6	9.3	8.3
EBITDA	(18.9)	18.9	13.6	27.5
Other (income) expense, net(a)	0.1	—	—	—
Impact of fair value adjustments to acquired unearned revenue(b)	0.3	10.7	1.7	19.2
Equity-based compensation expense	64.5	6.0	75.8	11.6
Restructuring and transaction related expenses(c)	9.5	1.2	12.4	9.0
Integration costs and acquisition-related expenses(d)	1.6	5.8	4.5	8.0
Adjusted EBITDA	$57.1	$42.6	$108.0	$75.3
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
Impact of the Reorganization Transactions
ZoomInfo Technologies Inc. is a corporation for U.S. federal and state income tax purposes. Our accounting predecessor, ZoomInfo OpCo, was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, only certain subsidiaries that were organized as corporations for U.S. federal income tax purposes have been subject to U.S. federal income tax at the entity level historically. Accordingly, unless otherwise specified, the historical results of operations and other financial information set forth in this Form 10-Q/A only include a provision for U.S. federal income tax for income allocated to those subsidiaries that were organized as corporations for U.S. federal income tax purposes. Following the completion of the Reorganization Transactions, ZoomInfo Technologies Inc. pays U.S. federal and state income taxes as a corporation on its share of our taxable income.
ZoomInfo OpCo is the predecessor of ZoomInfo Technologies Inc. for financial reporting purposes. As a result, the consolidated financial statements of ZoomInfo Technologies Inc. recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of ZoomInfo OpCo, the accounting predecessor.
In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreements described in Note 16 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.
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
In connection with the Zoom Information Acquisition, ZoomInfo OpCo entered into an $865.0 million first lien term loan facility, a $100.0 million first lien revolving credit facility, which was undrawn at the time of the acquisition, and a $370.0 million second lien term loan facility, and issued $207.0 million of Series A Preferred Units. In addition to funding the Zoom Information Acquisition, the additional proceeds from such facilities and Series A Preferred Units were used to repay existing debt. These debt facilities drove a significant impact to our interest expense from the date of the acquisition. We would have expected interest expense for the three and six months ended June 30, 2020 to be greater than that of the three and six months ended June 30, 2019 due to the debt being outstanding for the entire period in 2020. However, this increase was mitigated and offset by a) a reduction in interest rates period over period, and b) the debt repayments and prepayments referenced above and in Note 7 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.
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
Additionally, as part of the integration of Pre-Acquisition ZI, we identified that certain roles and responsibilities were redundant between the two companies and terminated the employment of certain executives immediately upon the closing of the transaction. We subsequently eliminated additional positions that were no longer needed as a result of the functionally aligned reporting structure, including the Russia operations of Pre-Acquisition ZI, certain development positions in Vancouver, Washington, and certain executives from DiscoverOrg and Pre-Acquisition ZI. Expenses relating to severance paid were recorded as restructuring and transaction expenses on the statement of operations with the majority of those expenses being recognized in the three months ended March, 31, 2019, and not recurring in the three months ended June 30, 2019 nor in 2020. Expenses relating to any accelerated payments under the Cash Vesting Payment Program (see Note 4 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A) were recorded as operating expense according to the functional area aligning to the employee’s salary and is included in integration and transaction-related compensation expenses when calculating non-GAAP metrics.
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
Benefit (expense) from Income Taxes
ZoomInfo OpCo is currently treated as a pass-through entity for U.S. federal income tax purposes and most applicable state and local income tax purposes. Benefit (expense) from income tax, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid by our corporate subsidiaries and, to the extent paid directly by our limited liability companies and partnerships that are treated as partnerships for tax purposes, our partnerships. Our corporate subsidiaries, RKSI Acquisition Corporation and Zebra Acquisition Corporation, are subject to income taxes in both the United States and foreign jurisdictions and hold noncontrolling interests in our subsidiary, ZoomInfo Technologies LLC. ZoomInfo Technologies LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by ZoomInfo Technologies LLC is passed through to and included in the taxable income or loss of its partners, including ZoomInfo LLC, RKSI Acquisition Corporation, and Zebra Acquisition Corporation. However, because RKSI Acquisition Corporation and Zebra Acquisition Corporation are subject to income taxes in both the United States and foreign jurisdictions, income allocated to such corporate subsidiaries for tax purposes reduces the taxable income allocated to and distributions made to ZoomInfo OpCo. Significant judgments and estimates are required in determining our consolidated income tax expense. See Note 2 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A for additional information.
After consummation of the Reorganization Transactions, ZoomInfo Technologies Inc. became subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of ZoomInfo OpCo, and is taxed at the prevailing corporate tax rates. ZoomInfo Technologies Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes. Accordingly, a provision for income taxes will be recorded for the anticipated tax consequences of our reported results of operations for federal income taxes. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the tax receivable agreements, which we expect to be significant. The limited liability company agreement of ZoomInfo OpCo, provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. See Note 16 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A. However, our ability to make such distributions may be limited due to, among other things, restrictive covenants in our secured credit facilities. In addition, because RKSI Acquisition Corporation and Zebra Acquisition Corporation will continue to be subject to income taxes in both the United States and foreign jurisdictions, income allocated to such corporate subsidiaries for tax purposes will reduce the distributions made to ZoomInfo OpCo, thereby reducing our allocable share of U.S. taxable income of ZoomInfo OpCo. See “Risk Factors—Risks Related to Our Organizational Structure—ZoomInfo Technologies Inc. is a holding company, its only material asset is its interest in ZoomInfo HoldCo, which is a holding company whose only material asset is its interest in ZoomInfo OpCo, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from

ZoomInfo OpCo through ZoomInfo HoldCo to pay taxes, make payments under the tax receivable agreements, and pay dividends.” in Part II, Item 1A of this Form 10-Q/A.
Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
	(As Restated)		(As Restated)
Revenue	$110.9	$68.5	$213.1	$123.1

Cost of service:
Cost of service(1)	28.2	10.2	43.0	19.3
Amortization of acquired technology	5.6	7.4	11.2	13.0
Gross profit	77.1	50.9	158.9	90.8

Operating expenses:
Sales and marketing(1)	59.5	20.5	93.6	38.8
Research and development(1)	16.4	8.9	26.3	14.1
General and administrative(1)	18.2	10.1	28.2	16.8
Amortization of other acquired intangibles	4.7	4.6	9.3	8.3
Restructuring and transaction related expenses	9.5	1.2	12.4	9.0
Total operating expenses	108.3	45.3	169.8	87.0
Income (loss) from operations	(31.2)	5.6	(10.9)	3.8

Interest expense, net	25.1	26.9	49.6	50.4
Loss on debt extinguishment	12.7	—	14.9	18.2
Other (income) expense, net	0.1	—	—	—
Income (loss) before income taxes	(69.1)	(21.3)	(75.4)	(64.8)
Benefit (expense) from income taxes	(8.8)	1.4	(8.4)	4.7
Net income (loss)	(77.9)	(19.9)	(83.8)	(60.1)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	0.8	(19.9)	(5.1)	(60.1)
Less: Net income (loss) attributable to noncontrolling interests	(44.3)	—	(44.3)	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(34.4)	$—	$(34.4)	$—

__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Cost of service	$15.3	$0.7	$17.0	$1.9
Sales and marketing	32.0	1.4	38.4	4.1
Research and development	8.5	2.6	10.1	2.9
General and administrative	8.7	1.3	10.3	2.7
Total equity-based compensation expense	$64.5	$6.0	$75.8	$11.6
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
Benefit (expense) from Income Taxes. Benefit (expense) from income taxes was $(8.8) million for the three months ended June 30, 2020, a decrease of $10.2 million, or 729%, as compared to $1.4 million for the three months ended June 30, 2019. The decrease in the benefit from income taxes was primarily due to the company recording increased pre-tax book income adjusted for certain compensation expenses that will not have a corresponding deduction for tax.
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
Benefit (expense) from Income Tax. Income tax expense was $8.4 million for the six months ended June 30, 2020, a decrease of $13.1 million, or 278%, as compared to $4.7 million of income tax benefit for the six months ended June 30, 2019. The decrease in the income tax benefit was primarily due to the company recording increased pre-tax book income adjusted for certain compensation expenses that will not have a corresponding deduction for tax.
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
After the consummation of the Restructuring Transactions, ZoomInfo Technologies Inc. became a holding company with no material assets other than its ownership of HoldCo Units, and ZoomInfo HoldCo became a holding company with no material assets other than its ownership of OpCo Units. ZoomInfo Technologies Inc. has no independent means of generating revenue. The limited liability company agreement of ZoomInfo OpCo provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. The manager of ZoomInfo HoldCo has broad discretion to make distributions out of ZoomInfo HoldCo. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that the manager of ZoomInfo HoldCo would cause ZoomInfo HoldCo to cause ZoomInfo OpCo to make distributions to ZoomInfo HoldCo, which in turn will make distributions to ZoomInfo Technologies Inc., in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements, including the secured credit facilities, contain covenants that may restrict ZoomInfo OpCo and its subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo HoldCo and ZoomInfo OpCo are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo HoldCo or ZoomInfo OpCo (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo OpCo are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo OpCo. See “Risk Factors—Risks Related to Our Organizational Structure—ZoomInfo Technologies Inc. is a holding company, its only material asset is its interest in ZoomInfo HoldCo, which is a holding company whose only material asset is its interest in ZoomInfo OpCo, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from ZoomInfo OpCo through ZoomInfo HoldCo to pay taxes, make payments under the tax receivable agreements, and pay dividends.” in Part II, Item 1A of this Form 10-Q/A.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See “Risk Factors” in Part II, Item 1A of this Form 10-Q/A.
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
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $53.6 million for the six months ended June 30, 2020 as a result of a net loss of $83.8 million, adjusted by non-cash charges of $134.3 million and the change in our operating assets net of operating liabilities of $3.1 million. The non-cash charges are primarily comprised of depreciation and amortization of $24.5 million, equity-based compensation of $75.8 million, loss on early extinguishment of debt of $14.9 million, amortization of deferred commission costs of $11.1 million, and a decrease in deferred tax assets net of deferred tax liabilities of $3.2 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $12.9 million and an increase in accrued expenses and other liabilities of $3.4 million, partially offset by an increase in deferred costs and other assets of $14.5 million.
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
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Class A common stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Technologies Inc. may make under the tax receivable agreements will be substantial. We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreements (assuming all Pre-IPO OpCo Unitholders exchange their outstanding OpCo Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock on June 30, 2020) is approximately $387.6 million (assuming a price of $51.03 per share of Class A common stock, which is the last reported sale price of our Class A common stock on the Nasdaq on June 30, 2020). The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. See Note 16 in our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Form 10-Q/A regarding recently issued accounting pronouncements which we adopted and have not yet adopted and the impact on our consolidated financial statements.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on LIBOR. As of June 30, 2020, the total principal balance outstanding was $756.4 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 7 of our consolidated financial statements included elsewhere in this Form 10-Q/A). Based on the outstanding balances and interest rates of our debt as of June 30, 2020, a hypothetical 10% relative increase or decrease in LIBOR would cause an increase or decrease in interest expense of approximately $1.6 million over the next 12 months.
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
We adopted Topic 606, effective January 1, 2018, using the full retrospective method of adoption as if the adoption occurred on January 1, 2017, while Pre-Acquisition ZI adopted Topic 606 effective January 1, 2019, using the modified retrospective method of adoption. Results for Pre-Acquisition ZI beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be presented in accordance with their historic accounting under ASC Topic 605 Revenue Recognition. We believe that the revenue presented for Pre-Acquisition ZI in 2018 would not have materially changed, had Pre-Acquisition ZI used the full retrospective method of adoption for Topic 606 and restated their 2018 revenue figures. See Note 2 - to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A.
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
In addition, because the material weakness discussed above had not been fully remediated as of June 30, 2020, our management was unable to conclude that our disclosure controls and procedures were effective as of June 30, 2020. See the disclosure under the heading “Evaluation of Disclosure Controls and Procedures” in Item 4 of Part I of this Form 10-Q/A.
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
We have incurred significant net losses in each year since our inception, including net losses of $28.6 million in 2018, $78.0 million in 2019 and $83.8 million for the six months ended June 30, 2020, and we had an accumulated deficit of $213.8 million as of December 31, 2019. We may not achieve or maintain profitability in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development, expand our partnerships, operations and infrastructure, both domestically and internationally, continue to enhance our platform and develop and expand its features, integrations, and capabilities, and expand and improve our platform. We also intend to continue to build and enhance our platform through both internal research and development and selectively pursuing acquisitions that can contribute to the capabilities of our platform. In addition, as we grow, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset the expected increases in our operating expenses, we may not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on our platform, any failure to increase our number of paying customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our platform, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.2
10.1	Fifth Amended and Restated Limited Liability Company Agreement of ZoomInfo Holdings LLC, dated as of June 3, 2020	8-K filed June 8, 2020	001-39310	10.1
10.2	Amended and Restated Limited Liability Company Agreement of ZoomInfo Intermediate Holdings LLC, dated as of June 3, 2020.	8-K filed June 8, 2020	001-39310	10.2
10.3	Exchange Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.3
10.4	Reorganization Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.4
10.5	Registration Rights Agreement, dated as of June 8, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.5
10.6	Stockholders Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.6
10.7†	ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan	8-K filed June 8, 2020	001-39310	10.7
10.8†	ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	8-K filed June 8, 2020	001-39310	10.8
10.9†	Form of Indemnification Agreement	S-1/A filed May 27, 2020	333-236674	10.9
10.10†	Employment Agreement, dated as of May 27, 2020, between ZoomInfo Technologies Inc., ZoomInfo OpCo and Henry Schuck	8-K filed June 8, 2020	001-39310	10.9
10.11†	Form of Standard Employee Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.28
10.12†	Form of Class P Unit Agreement for Henry Schuck under 2020 Omnibus Incentive Plan	S-1/A filed May 27, 2020	333-236674	10.29
10.13†	Form of Leverage Restoration Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.30
10.14†	Form of Standard Employee Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.31
10.15†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.32
10.16†	Form of Non-Employee Director Sign-On Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.33
10.17†	Form of Class P Unit Award Agreement under 2020 Omnibus Incentive Plan†*	S-1/A filed May 22, 2020	333-236674	10.34
10.18†	Form of LTIP Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.35
10.19†	Form of Restrictive Covenant Agreement Exhibit to Employee Equity Awards under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.36
10.20†	Employment Agreement, dated as of August 10, 2020, between ZoomInfo Technologies Inc., ZoomInfo Technologies LLC and Joseph Christopher Hays	Form 10-Q filed August 11, 2020	001-39310	10.20
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: November 13, 2020