Form 10-Q
period 2020-09-30
ZoomInfo Technologies Inc.
filed 2020-11-13
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2020, the number of outstanding shares of the registrant's common stock was:
69,240,501 shares of Class A common stock.
228,488,162 shares of Class B common stock.
91,582,353 shares of Class C common stock.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

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
•“OpCo Units” refers to the class of units of ZoomInfo OpCo and does not include Class P Units.
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
•“Secondary Offering” refers to the offering by certain selling stockholders, including entities affiliated with the Sponsors, of 17,179,135 shares of Class A common stock of ZoomInfo Technologies Inc. completed on August 24, 2020.
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
•our ability to successfully integrate acquired businesses, services, databases and technologies into our operations; and
•other factors described under “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended June 30,2020, and in other reports we file from time to time with the SEC.
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
Website Disclosure
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$304.9	$41.4
Restricted cash	1.1	1.1
Accounts receivable	90.4	86.9
Prepaid expenses and other current assets	10.2	8.3
Deferred costs	10.7	6.6
Income tax receivable	4.1	3.9
Total current assets	421.4	148.2

Property and equipment, net	28.4	23.3
Operating lease right-of-use assets, net	34.0	36.8

Other assets:
Intangible assets, net	340.0	370.6
Goodwill	966.8	966.8
Deferred tax assets	238.1	—
Deferred costs, net of current portion	19.8	16.2
Total assets	$2,048.5	$1,561.9

Liabilities, Temporary, and Permanent Equity (Deficit)
Current liabilities:
Accounts payable	$9.7	$7.9
Accrued expenses and other current liabilities	52.5	62.9
Unearned revenue, current portion	175.3	157.7
Income taxes payable	5.1	0.5
Current portion of operating lease liabilities	4.9	4.0
Current portion of long-term debt	—	8.7
Total current liabilities	247.5	241.7

Unearned revenue, net of current portion	0.7	1.4
Tax receivable agreements liability, net of current portion	182.6	—
Operating lease liabilities, net of current portion	37.0	40.7
Long-term debt, net of current portion	744.3	1,194.6
Deferred tax liabilities	7.9	82.8
Other long-term liabilities	8.0	14.3
Total liabilities	1,228.0	1,575.5

Series A Preferred Units	—	200.2
Commitments and Contingencies (Note 11)

Permanent Equity (Deficit)
Members' equity (deficit)	—	(207.8)
Class A common stock, par value $0.01	0.7	—
Class B common stock, par value $0.01	2.3	—
Class C common stock, par value $0.01	0.9	—
Additional paid-in capital	402.1	—
Accumulated other comprehensive income (loss)	(2.9)	(6.0)
Retained Earnings	(29.5)	—
Noncontrolling interests	446.9	—
Total equity (deficit)	820.5	(213.8)

Total liabilities, temporary, and permanent equity (deficit)	$2,048.5	$1,561.9

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$123.4	$79.1	$336.5	$202.2
Cost of service:
Cost of service(2)	21.2	11.2	64.2	30.5
Amortization of acquired technology	5.5	6.6	16.7	19.6
Gross profit	96.7	61.3	255.6	152.1
Operating expenses:
Sales and marketing(2)	46.1	24.2	139.7	63.0
Research and development(2)	10.6	7.5	36.9	21.6
General and administrative(2)	17.1	9.1	45.3	25.9
Amortization of other acquired intangibles	4.6	4.6	13.9	12.9
Restructuring and transaction related expenses	(0.1)	2.8	12.3	11.8
Total operating expenses	78.3	48.2	248.1	135.2
Income (loss) from operations	18.4	13.1	7.5	16.9
Interest expense, net	9.7	26.5	59.3	76.9
Loss on debt extinguishment	—	—	14.9	18.2
Other (income) expense, net	(3.8)	—	(3.8)	—
Income (loss) before income taxes	12.5	(13.4)	(62.9)	(78.2)
Benefit (expense) from income taxes	(1.4)	1.0	(9.8)	5.7
Net income (loss)	11.1	(12.4)	(72.7)	(72.5)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	(12.4)	(5.1)	(72.5)
Less: Net income (loss) attributable to noncontrolling interests	6.2	—	(38.1)	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$4.9	$—	$(29.5)	$—

Net income (loss) per share of Class A and Class C common stock(1):
Basic	$0.03	N/A	$(0.26)	N/A
Diluted	$0.02	N/A	$(0.26)	N/A
________________
(1)Basic and diluted net income (loss) per share of Class A and Class C common stock is applicable only for the period from June 4, 2020 through September 30, 2020, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Consolidated Financial Statements). See Note 13 for the number of shares used in the computation of net income (loss) per share of Class A and Class C common stock and the basis for the computation of net income (loss) per share.
(2)Amounts include equity-based compensation expense, as follows:

Cost of service	$6.8	$1.0	$23.8	$2.9
Sales and marketing	15.2	3.1	53.6	7.2
Research and development	1.8	0.5	11.9	3.4
General and administrative	4.6	0.9	14.9	3.6
Total equity-based compensation expense	$28.4	$5.5	$104.2	$17.1

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$11.1	$(12.4)	$(72.7)	$(72.5)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(1.5)	(1.4)	(11.1)	(7.3)
Realized loss (gain) on settlement of cash flow hedges	1.7	0.1	4.0	0.1
Amortization of deferred losses related to the dedesignated Interest Rate Swap	—	—	3.0	—
Other comprehensive income (loss)	0.2	(1.3)	(4.1)	(7.2)
Comprehensive income (loss)	11.3	(13.7)	(76.8)	(79.7)
Less: Net income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	(13.7)	(12.8)	(79.7)
Less: Comprehensive income (loss) attributable to noncontrolling interests	6.3	—	(35.7)	—
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$5.0	$—	$(28.3)	$—

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited)

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2019	$(207.8)	—	—	—	$—	$—	$—	$—	$—	$(6.0)	$—	$(213.8)
Net income (loss)	(5.9)	—	—	—	—	—	—	—	—	—	—	(5.9)
Member distributions	(5.0)	—	—	—	—	—	—	—	—	—	—	(5.0)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(6.7)	—	(6.7)
Equity-based compensation	11.3	—	—	—	—	—	—	—	—	—	—	11.3
Balance at March 31, 2020	(207.4)	—	—	—	—	—	—	—	—	(12.7)	—	(220.1)
Net income (loss) prior to Reorganization Transactions	0.8	—	—	—	—	—	—	—	—	—	—	0.8
Other comprehensive loss prior to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Member distributions prior to Reorganization Transactions	(1.8)	—	—	—	—	—	—	—	—	—	—	(1.8)
Equity-based compensation prior to Reorganization Transactions	4.5	—	—	—	—	—	—	—	—	—	—	4.5
Impacts of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	203.9	—	242,414,027	98,381,656	—	2.4	1.0	(628.1)	—	8.4	412.4	—
Issuance of Class A common stock in IPO, net of costs	—	48,528,783	—	—	0.5	—	—	1,016.1	—	—	—	1,016.6
Purchases of ZoomInfo OpCo units in connection with IPO	—	2,370,948	(2,370,948)	—	—	—	—	(47.2)	—	—	—	(47.2)
Purchases of Class C units in connection with IPO	—	275,269	—	(275,269)	—	—	—	(5.5)	—	—	—	(5.5)
Opco Units exchanged into Class A shares	—	878,984	(878,984)	—	—	—	—	—	—	—	—	—
Forfeitures / cancellations	—	(59,693)	(10,882)	—	—	—	—	—	—	—	—	—
Series A Preferred Unit redemption accretion	—	—	—	—	—	—	—	(74.0)	—	—	—	(74.0)
Increase in deferred tax asset from step-up in tax basis under TRA related to unit exchanges	—	—	—	—	—	—	—	82.0	—	1.4	42.9	126.3
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(34.4)	—	(44.3)	(78.7)
Other comprehensive loss subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1.1	2.3	3.4
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	23.1	—	—	36.9	60.0
Balance at June 30, 2020	—	51,994,291	239,153,213	98,106,387	0.5	2.4	1.0	366.4	(34.4)	(2.8)	450.2	783.3

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited)(continued)

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Exchanges	—	17,179,135	(10,655,101)	(6,524,034)	0.2	(0.1)	(0.1)	19.3	—	(0.2)	(19.1)	—
Forfeitures / cancellations	—	—	(6,511)	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	4.9	—	6.2	11.1
Other comprehensive income	—	—	—	—	—	—	—	—	—	0.1	0.1	0.2
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	(7.2)	(7.2)
Equity-based compensation	—	—	—	—	—	—	—	11.7	—	—	16.7	28.4
Tax receivable agreement adjustments	—	—	—	—	—	—	—	4.7	—	—	—	4.7
Balance at September 30, 2020	$—	69,173,426	228,491,601	91,582,353	$0.7	$2.3	$0.9	$402.1	$(29.5)	$(2.9)	$446.9	$820.5

ZoomInfo Technologies Inc.
Consolidated Statements of Changes in Equity (Deficit) (continued)
($ in millions; unaudited)

	Members' Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2018	$(119.1)	$—	$(119.1)
Net income (loss)	(40.2)	—	(40.2)
Member distributions	(6.1)	—	(6.1)
Impact of adoption of new accounting standard (ASC 842)	(1.8)	—	(1.8)
Equity-based compensation	5.6	—	5.6
Other comprehensive income (loss)	—	—	—
Balance at March 31, 2019	(161.6)	—	(161.6)

Net income (loss)	(19.9)	—	(19.9)
Member distributions	(7.3)	—	(7.3)
Repurchase outstanding equity / member units	(11.9)	—	(11.9)
Equity-based compensation	5.9	—	5.9
Other comprehensive income (loss)	—	(5.9)	(5.9)
Balance at June 30, 2019	(194.8)	(5.9)	(200.7)

Net income (loss)	(12.4)	—	(12.4)
Member distributions	(3.1)	—	(3.1)
Repurchase outstanding equity / member units	(5.2)	—	(5.2)
Equity-based compensation	5.5	—	5.5
Other comprehensive income (loss)	—	(1.3)	(1.3)
Balance at September 30, 2019	$(210.0)	$(7.2)	$(217.2)

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(72.7)	$(72.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37.0	36.7
Amortization of debt discounts and issuance costs	3.2	3.6
Amortization of deferred commissions costs	17.5	4.5
Loss on early extinguishment of debt	14.9	9.4
Deferred consideration valuation adjustments	1.2	1.0
Equity-based compensation expense	104.2	17.1
Deferred income taxes	4.5	(6.1)
Tax receivable agreement remeasurement	(3.9)	—
Provision for bad debt expense	1.1	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4.6)	(7.4)
Prepaid expenses and other current assets	(2.7)	(1.3)
Deferred costs and other assets	(22.3)	(13.2)
Income tax receivable	(0.2)	(1.9)
Accounts payable	1.8	4.7
Accrued expenses and other liabilities	6.9	6.2
Unearned revenue	16.8	46.2
Net cash provided by (used in) operating activities	102.7	27.4

Cash flows from investing activities:
Purchases of property and equipment and other assets	(11.8)	(9.3)
Cash paid for acquisitions, net of cash acquired	—	(714.9)
Net cash provided by (used in) investing activities	(11.8)	(724.2)

Cash flows from financing activities:
Payments of deferred consideration	(24.7)	(0.3)
Proceeds from debt	35.0	1,220.8
Repayment of debt	(510.9)	(647.6)
Payments of debt issuance costs	(1.0)	(16.7)
Repurchase outstanding equity / member units	(332.4)	(11.9)
Proceeds from equity offering, net of underwriting discounts	1,023.7	200.2
Payments of IPO issuance costs	(7.2)	—
Tax distributions	(9.9)	(16.5)
Net cash provided by (used in) financing activities	172.6	728.0

Net increase (decrease) in cash, cash equivalents, and restricted cash	263.5	31.2
Cash, cash equivalents, and restricted cash at beginning of period	42.5	9.0
Cash, cash equivalents, and restricted cash at end of period	$306.0	$40.2

Supplemental disclosures of cash flow information
Interest paid in cash	$56.8	$70.7
Cash paid for taxes	$0.8	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred variable consideration from acquisition of a business	$—	$33.2

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
Initial Public Offering
On June 8, 2020, ZoomInfo Technologies Inc. completed the IPO, in which it sold 51,175,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $21.00 per share for net proceeds of $1,019.6 million, after deducting underwriters’ discounts (but excluding other offering expenses and reimbursements). ZoomInfo Technologies Inc. used all of the proceeds from the IPO to (i) purchase 48,528,783 newly issued HoldCo Units from ZoomInfo HoldCo for approximately $966.9 million (which ZoomInfo HoldCo in turn used to purchase the same number of newly issued OpCo Units from ZoomInfo OpCo); (ii) purchase 2,370,948 OpCo Units from certain Pre-IPO OpCo Unitholders for approximately $47.2 million; and (iii) fund $5.5 million of merger consideration payable to certain Pre-IPO Blocker Holders in connection with the Blocker Mergers (as defined below).
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
•certain pre-IPO owners acquired interests in ZoomInfo HoldCo as a result of the merger of an entity that held OpCo Units on behalf of such pre-IPO owners into ZoomInfo HoldCo (the “ZoomInfo HoldCo

Note 1 - Organization and Background (continued)
Contributions”) and the redemption of some OpCo Units pursuant to which the holders of such OpCo Units received HoldCo Units; and
•the limited liability company agreement of each of ZoomInfo OpCo and ZoomInfo HoldCo was amended and restated to, among other things, modify their capital structure by reclassifying the interests held by the Pre-IPO OpCo Unitholders, the Continuing Class P Unitholders, and the Pre-IPO HoldCo Unitholders, resulting in OpCo Units of ZoomInfo OpCo, Class P Units of ZoomInfo OpCo, and HoldCo Units of ZoomInfo HoldCo, respectively (such reclassification, the “Reclassification”).
We refer to the Reclassification, together with the Blocker Mergers and the ZoomInfo HoldCo Contributions, as the “Reorganization Transactions.” Following the Reorganization Transactions, ZoomInfo Technologies Inc. became a holding company, with its sole material asset being a controlling equity interest in ZoomInfo HoldCo, which became a holding company with its sole material asset being a controlling equity interest in ZoomInfo OpCo. ZoomInfo Technologies Inc. will operate and control all of the business and affairs, and consolidate the financial results, of ZoomInfo OpCo through ZoomInfo HoldCo and, through ZoomInfo OpCo and its subsidiaries, conduct our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo HoldCo, and therefore ZoomInfo OpCo, and reports the non-controlling interests of the Pre-IPO HoldCo Units and Pre-IPO OpCo Units on its consolidated financial statements. As of September 30, 2020, ZoomInfo Technologies Inc. owned 98% of the outstanding HoldCo Units, and ZoomInfo HoldCo owned 42% of the outstanding OpCo Units.
In connection with the Reorganization Transactions and the IPO, ZoomInfo Technologies Inc. entered into two tax receivable agreements. See Note 17.
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
The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2020 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of September 30, 2020, and results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the audited consolidated balance sheets of the Company but does not contain all of the footnote disclosures from those annual financial statements. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
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
Revenue Recognition
The company derives revenue primarily from subscription services. Our subscription services consist of our SaaS applications and related access to our databases. Subscription contracts are generally based on the number of users that access our applications, the level of functionality that they can access, and the amount of data that a customer integrates with their systems. Our subscriptions contracts typically have a term of 1 to 3 years and are non-cancellable. We typically bill for services annually, semi-annually, or quarterly in advance of delivery.

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
Cash and Cash Equivalents
Cash equivalents consist of highly liquid marketable debt securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable debt securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Condensed Consolidated Balance Sheets. Gains and losses are determined using the specific identification method and recognized when realized in our Consolidated Statements of Operations. If we were to determine that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss shall be recognized in income.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2020 and 2019, or accounted for more than 10% of accounts receivable as of September 30, 2020 and December 31, 2019. Net assets located outside of the United States were immaterial as of September 30, 2020 and December 31, 2019.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for doubtful accounts and does not bear interest. Management’s evaluation of the adequacy of the allowance for doubtful accounts considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for doubtful accounts is immaterial as of September 30, 2020 and December 31, 2019.
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
Deferred Commissions
Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These sales commissions for initial contracts are capitalized and current amounts are included in Deferred costs and noncurrent amounts are included in Deferred costs, net of current portion in our Condensed Consolidated Balance Sheets. Deferred sales commissions are amortized on a straight-line basis over the estimated period of benefit from the customer relationship which we have determined to be 1 and 3 years for renewals and new clients, respectively. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Amortization expense is included in Sales and marketing expense on the Consolidated Statements of Operations.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, Other Expenses - Advertising Cost. Advertising expenses of $3.4 million and $8.9 million were recorded for the three and nine months ended September 30, 2020. Advertising expenses of $3.5 million and $6.9 million were recorded for the three and nine months ended September 30, 2019. Advertising expenses are included in Sales and marketing on the Consolidated Statements of Operations.
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
Acquired technology, customer lists, trade names or brand portfolios, and other intangible assets are related to previous acquisitions (see Note 7). Acquired intangible assets are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from 2 years to 15 years.
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing under ASC 350 is necessary. No impairment charges were recorded for the three and nine month periods ended September 30, 2020 and 2019.
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
Note 3 - Revenue from Contracts with Customers
Revenue Detail
Revenue comprised the following service offerings (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Subscription	$122.4	$78.0	$333.3	$199.2
Usage-based	1.0	1.1	3.2	3.0
Total revenue	$123.4	$79.1	$336.5	$202.2
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
Usage-based revenue is comprised largely of email verification services, which is a service whereby customers can verify that emails are valid prior to sending and can be helpful to avoid wasting resources or being flagged as sending spam. We regularly observe that customers integrate our usage-based services into their internal workflows and use our services on an ongoing basis. We recognize usage-based revenue at the point in time the services are consumed by the customer, thereby satisfying our performance obligation.
Of the total revenue recognized in the three and nine months ended September 30, 2020, $26.0 million and $142.8 million were included in the unearned revenue balance as of December 31, 2019, respectively. Of the total revenue recognized in the three and nine months ended September 30, 2019, $7.2 million and $46.6 million were included in the unearned revenue balance as of December 31, 2018, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material for the three and nine months ended September 30, 2020 and 2019.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 9% and 9% of our total revenues in the three months ended September 30, 2020 and 2019, respectively. Revenues derived from customers and partners located outside the United States accounted for approximately 9% and 8% of our total revenues in the nine months ended September 30, 2020 and 2019, respectively. We have no Company sales offices located in a foreign country as of September 30, 2020, and we contract exclusively with our customers in the United States Dollar.

Note 3 - Revenue from Contracts with Customers (continued)
Contract Assets and Unearned Revenue
The Company’s standard billing terms typically require payment at the beginning of each annual, semi-annual or quarterly period. Subscription revenue is generally recognized ratably over the contract term starting with when our service is made available to the customer. Usage-based revenue is recognized in the period services are utilized by our customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services.
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
As of September 30, 2020 and December 31, 2019, the Company had contract assets of $2.1 million and $0.1 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, the Company had unearned revenue of $176.0 million and $159.1 million, respectively.
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
The remaining performance obligations consisted of the following (unaudited):

(in millions)	Recognized within one year	Noncurrent	Total
As of September 30, 2020	$349.0	$108.6	$457.6
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

Cash	$8.3
Contingent earn-out payments	0.2
Total purchase consideration	$8.5
The fair value of the contingent earn-out payments was determined based on the Company’s probability-weighted estimate of future payments. Potential contingent payments may be as high as $4.0 million if all performance criteria are met, of which 40% is attributable to purchase consideration and the balance compensation

Note 4 - Business Combinations (continued)
expense as it is contingent upon continued employment with the Company by Komiko’s co-founders. During the three and nine months ended September 30, 2020, the Company adjusted the Komiko contingent payment liability by $(0.4) million and $1.3 million, respectively.
The following table summarizes the fair values of the assets acquired and liabilities assumed, as of the date of acquisition (in millions):

Developed technology	$2.4
Unearned revenue	(0.2)
Total identifiable net assets acquired	2.2
Goodwill	6.3
Total consideration	8.5
Contingent earn-out payments	(0.2)
Cash paid for acquisitions, net of cash acquired	$8.3
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

Note 4 - Business Combinations (continued)
In accordance with the purchase agreement, the Company agreed to pay deferred consideration of $25.0 million and $10.0 million on the first and second anniversary of the Pre-Acquisition ZI acquisition, respectively. As of September 30, 2020, $9.9 million was recorded in Accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheets representing the present value of the $10.0 million deferred consideration to be paid in 2021. The fair value of the deferred consideration payments was determined using a present value calculation. The following table summarizes the fair values of the assets acquired and liabilities assumed, as of the date of acquisition (in millions):

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
As of September 30, 2020, the potential value of future payments under the Cash Vesting Payment Program was $5.9 million to be paid to employees through 2022, assuming continued employment for each employee. The Company recognized $1.3 million and $5.3 million of expense under the Cash Vesting Program for the three and nine months ended September 30, 2020, respectively. Based on the requirement for continued service, the cost related to payments under the Cash Vesting Payment Program is recognized as compensation and reflected on the Statement of Operations in the same category as salary expense of the recipient.

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
Note 5 - Cash and Cash Equivalents
Cash and cash equivalents consisted of the following as of September 30, 2020 (unaudited):

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$204.9	$—	$—	$204.9
Cash equivalents:
Corporate debt securities	17.6	—	—	17.6
Money market mutual funds	82.4	—	—	82.4
Total cash equivalents	100.0	—	—	100.0
Total cash and cash equivalents	$304.9	$—	$—	$304.9

Cash and cash equivalents consisted of $41.4 million of cash as of December 31, 2019.
See Note 10 for further information regarding the fair value of our financial instruments.
We had immaterial gross unrealized losses related to our available-for-sale securities as of September 30, 2020. The following table summarizes the fair value of our available-for-sale securities that have been in a continuous unrealized loss position as of September 30, 2020:

	September 30, 2020		December 31, 2019
(in millions)	Less Than Twelve Months	More Than Twelve Months	Less Than Twelve Months	More Than Twelve Months
	(Unaudited)

Corporate debt securities	$17.6	$0.0	N/A	N/A
There were five securities in an unrealized loss position for less than twelve months at September 30, 2020. There were no securities in an unrealized loss position for more than twelve months at September 30, 2020.

Note 6 - Property and Equipment
The Company’s fixed assets consist of the following:

	September 30,	December 31,
	2020	2019
(in millions)	(Unaudited)
Computer equipment	$6.4	$4.1
Furniture and fixtures	5.3	4.8
Leasehold improvements	7.0	5.0
Internal use developed software	25.1	19.7
Construction in progress	1.9	0.9
	45.7	34.5
Less: accumulated depreciation	(17.3)	(11.2)
Property and equipment, net	$28.4	$23.3

Depreciation expense was $2.4 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively. Depreciation expense was $6.4 million and $4.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of September 30, 2020 (unaudited):

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$268.6	$(48.0)	$220.6	15.0
Acquired technology	163.9	(79.2)	84.7	6.0
Brand portfolio	4.6	(2.9)	1.7	9.7
Net intangible assets subject to amortization	$437.1	$(130.1)	$307.0

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$966.8	$—	$966.8
Amortization expense was $10.1 million and $11.2 million for the three months ended September 30, 2020 and 2019, respectively. Amortization expense was $30.6 million and $32.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Goodwill, as of September 30, 2020, was $966.8 million, and there have been no changes since December 31, 2019.
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the nine months ended September 30, 2020 or September 30, 2019.

Note 8 - Financing Arrangements
As of September 30, 2020 and December 31, 2019, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	September 30, 2020	December 31, 2019
				(Unaudited)
First Lien Term Loan	February 1, 2019	February 1, 2026	LIBOR + 3.75%	$744.3	$841.6
First Lien Revolver	February 1, 2019	February 1, 2024	LIBOR + 3.50%	—	—
Second Lien Term Loan	February 1, 2019	February 1, 2027	LIBOR + 8.50%	—	361.7
Total Carrying Value of Debt				$744.3	$1,203.3
Less current portion				—	(8.7)
Total Long Term Debt				$744.3	$1,194.6
First Lien Term Loan
In conjunction with the acquisition of Pre-Acquisition ZI on February 1, 2019, ZoomInfo raised $965 million of first lien debt through the First Lien Credit Agreement. In addition to funding the purchase of Pre-Acquisition ZI, the proceeds were used to repay all previously outstanding indebtedness.
On February 19, 2020, the Company completed a repricing of its First Lien Term Loan Facility in order to take advantage of currently available lower interest rates. The repricing decreased the interest rate by 50 basis points to LIBOR plus 4.00% per annum. The transaction did not include additional borrowings, and the maturity date of the financing arrangement remained unchanged.
The first lien debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable margin is 2.75% to 3.00% for Base Rate loans or 3.75% or 4.00% for LIBOR Based Loans, depending on the Company’s leverage. On June 17, 2020, the Company used approximately $101.2 million to prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, including accrued interest thereon of $1.2 million. The repayment was funded with a portion of the net proceeds received from the initial public offering of the Company’s Class A common stock. As of September 30, 2020, $756.4 million aggregate principal amount of term loans were outstanding under the First Lien Credit Agreement. The interest related portion of the repayment was recorded within Interest expense, net in its Consolidated Statements of Operations, and represented use of cash from operating activities in the Consolidated Statements of Cash Flows. The quarterly repayment requirement on first lien borrowings has been satisfied for the remainder of the term after the $100.0 million principal payment. The effective interest rate on the first lien debt was 4.3% and 7.5% as of September 30, 2020 and December 31, 2019, respectively.
Second Lien Term Loan
In conjunction with the acquisition of Pre-Acquisition ZI on February 1, 2019, ZoomInfo raised $370 million of second lien debt.
On June 8, 2020, the Company used approximately $380.6 million of the proceeds of the IPO to repay the entire aggregate principal amount outstanding under the Second Lien Credit Agreement, including prepayment premiums of $3.7 million and accrued interest thereon of $6.9 million. The effective interest rate was 10.8% as of the

Note 8 - Financing Arrangements (continued)
repayment date. The Company recognized $7.3 million loss on the extinguishment of debt relating to the write-off of unamortized issuance costs. The company recognized $11.0 million within Loss on debt extinguishment on the Consolidated Statements of Operations comprised of the write-off of unamortized issuance costs and the prepayment penalty incurred on the payoff. The effective interest rate on the second lien debt was 11.9% as of December 31, 2019.
First Lien Revolving Credit Facility
In conjunction with the acquisition of Pre-Acquisition ZI on February 1, 2019, ZoomInfo entered into the First Lien Credit Agreement providing a $100.0 million credit facility.
On June 8, 2020, the Company paid off the outstanding $35.0 million balance of the revolving credit facility with proceeds from the IPO. The effective interest rate was 3.7% as of the repayment date. Immaterial debt issuance costs were incurred in connection with the entry into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs, net of current portion on the accompanying Condensed Consolidated Balance Sheets were immaterial as of September 30, 2020 and December 31, 2019.
First Lien Credit Agreement
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
If the Company draws more than $35.0 million of the revolving credit loan, the revolving credit loan is subject to a springing financial covenant pursuant to which the consolidated first lien net leverage ratio must not exceed 7.65 to 1.00. The credit agreements also contain certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the credit agreements will be entitled to take various actions, including the acceleration of amounts due under the credit agreements and all actions permitted to be taken by a secured creditor.
Redeemable Series A Preferred Units
In conjunction with the acquisition of Pre-Acquisition ZI on February 1, 2019, ZoomInfo issued 51,750,000 of Series A Preferred Units in exchange for $200.2 million, net of issuance costs. On June 8, 2020, the Company

Note 8 - Financing Arrangements (continued)
redeemed and cancelled all outstanding Series A Preferred Units of ZoomInfo OpCo. Refer to Note 15 for additional discussion regarding Series A Preferred Units and related redemption.
The expected future principal payments for all borrowings as of September 30, 2020 is as follows (in millions):

		Contractual Maturity	Discounts and Issuance Costs	As Presented
For the year ended December 31,	2020	$—	$(0.6)	$(0.6)
	2021	—	(2.6)	(2.6)
	2022	—	(2.7)	(2.7)
	2023	—	(2.9)	(2.9)
	2024	—	(3.0)	(3.0)
	Thereafter	756.4	(0.3)	756.1
		$756.4	$(12.1)	$744.3
Note 9 - Derivatives and Hedging Activities
Hedge Accounting and Hedging Programs
We are exposed to changes in interest rates, primarily relating to changes in interest rates on our first lien term loan. Consequently, from time to time, we may use interest rate swaps or other financial instruments to manage our exposure to interest rate movements. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. We do not enter into derivative transactions for speculative or trading purposes.
We recognize derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s Condensed Consolidated Balance Sheets and measure them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.
In April 2019, the Company entered into two separate interest rate swap agreements to convert a portion of the Company’s floating-rate debt that is based on LIBOR to a fixed-rate, reducing the impact of interest rate changes on future interest expense. The first agreement converts $350.0 million of floating rate debt under our first lien credit facility to fixed rate obligations. The second agreement caps the interest rate applied to $500.0 million of the Company’s floating-rate debt in the event the interest rate should rise above the cap strike rate. Our interest rate swap contracts mature in April 2022, and our interest rate cap contract matures in April of 2024.
During the three months ended September 30, 2020, we began to hedge the variability of forecasted interest payments on our first lien debt using forward-starting swaps. The total notional amount of these forward-starting interest rate swaps is $500.0 million as of September 30, 2020. These forward-starting interest rate swaps will fix the benchmark interest rate and hedge the variability of forecasted interest payments from April 2022 through January 2026.

Note 9 - Derivatives and Hedging Activities (continued)
During the second quarter of 2020, the Company reduced its LIBOR based debt to $756.4 million (refer to Note 8), which is below the total notional amounts of our Derivative Instruments of $850.0 million as of the date of the debt repayment. Consequently, concurrent with the repayment of the entire aggregate principal amount outstanding under the Second Lien Credit Agreement and prepayment of $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, we dedesignated the Derivative Instruments. As the forecasted interest payments on $93.7 million not redesignated was probable to not occur, the Company reclassified the existing deferred loss on that portion of the derivative of $3.3 million from AOCI into Interest expense, net in the Consolidated Statements of Operations.
During the three months ended September 30, 2020 the Company dedesignated and redesignated certain hedges contemporaneously with the inception of our forward-starting interest rate swaps to achieve optimal interest rate protections. As of September 30, 2020, $243.6 million of the notional amount of the interest rate cap contract is not designated as an accounting hedge.
As of September 30, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$256.4	3.500%	April 30, 2024
Interest rate swap contracts	Two	$350.0	2.301%	April 29, 2022
Forward-starting interest rate swap contracts	Two	$500.0	0.370%	January 30, 2026
The following table summarizes the fair value and presentation in the Company’s Condensed Consolidated Balance Sheets for derivatives as of September 30, 2020 (in millions):

		Fair Value of Derivative Liabilities
Instrument	Balance Sheet Location	September 30, 2020	December 31, 2019
		(Unaudited)
Derivatives designated as hedging instruments
Interest rate cap contract	Accrued expenses and other current liabilities	$0.2	$0.3
Interest rate cap contract	Other long-term liabilities	0.2	0.4
Interest rate swap contracts	Accrued expenses and other current liabilities	7.0	2.3
Interest rate swap contracts	Other long-term liabilities	3.6	3.0
Forward-starting interest rate swap contracts	Other long-term liabilities	1.0	N/A
Total designated derivative liabilities		$12.0	$6.0

Derivatives not designated as hedging instruments
Interest rate cap contract	Accrued expenses and other current liabilities	$0.2	$—
Interest rate cap contract	Other long-term liabilities	0.2	—
Total undesignated derivative liabilities		$0.4	$—
Total derivative liabilities		$12.4	$6.0
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when

Note 9 - Derivatives and Hedging Activities (continued)
interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows in our Consolidated Statements of Cash Flows. Over the next 12 months, we expect to reclassify approximately $5.6 million into interest expense from AOCI.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.
Note 10 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. The carrying value of the Company’s cash equivalents, which consist of corporate debt securities and money market mutual funds, approximate fair value and are based on the closing price of these assets as of the reporting date. We classify our corporate debt securities and money market mutual funds as Level 1. The carrying values of the Company's debt instruments approximate their fair value based on Level 2 inputs since the instruments carry variable interest rates based on LIBOR or other applicable reference rates.
The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility for options, caps and floors, basis swap adjustments, overnight indexed swap (“OIS”) short term rates and OIS swap rates, when applicable, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements. Key inputs, including the cash rates for very short term, futures rates and swap rates beyond the derivative maturity are interpolated to provide spot rates at resets specified by each derivative (reset rates are then further adjusted by the basis swap, if necessary). Derivatives are discounted to present value at the measurement date at LIBOR rates unless they are fully collateralized. Fully collateralized derivatives are discounted to present value at the measurement date at OIS rates (short term OIS rates and long term OIS swap rates).
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
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Note 10 - Fair Value (continued)

Fair Value at September 30, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Corporate debt securities	$17.6	$—	$—
Money market mutual funds	$82.4	$—	$—
Derivative contract, net	$—	$(12.4)	$—

Measured on a non-recurring basis:
N/A	$—	$—	$—

Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Measured on a recurring basis:
Corporate debt securities	$—	$—	$—
Money market mutual funds	$—	$—	$—
Derivative contract, net	$—	$(6.0)	$—

Measured on a non-recurring basis:
Impaired right-of-use assets	$—	$—	$1.4
There have been no transfers between fair value measurements levels during the nine months ended September 30, 2020.
See Note 5 for further information regarding the fair value of our financial instruments.
Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations - As of September 30, 2020, we had additional outstanding non-cancelable purchase obligations with a term of 12 months or longer of $10.4 million over the corresponding amount disclosed in our audited financial statements for the year ended December 31, 2019, mainly related to third-party cloud hosting and sales and marketing activities.
Sales and use tax - The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $2.1 million and $2.1 million at September 30, 2020 and December 31, 2019, respectively. This liability is included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Contingent earn-out payments - As of September 30, 2020, the Company is contingently committed to making an earn-out payment of up to $4.0 million as part of our acquisition of Komiko (refer to Note 4 for additional information).
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

Note 12 - Noncontrolling Interest
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
As of September 30, 2020, ZoomInfo Technologies Inc. held 160,755,779 HoldCo Units, and ZoomInfo HoldCo held 164,963,877 OpCo Units resulting in an ownership interest of 41% in the consolidated subsidiaries.
Note 13 - Earnings Per Share
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
Prior to the IPO, the ZoomInfo OpCo membership structure included Series A Preferred Units, Preferred units, Common units, and Profits Interests in the form of Class P Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information has not been presented for the three and nine months ended September 30, 2019.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A and Class C common stock for the three and nine months ended September 30, 2020. The basic and diluted earnings per share period for the three and nine months ended September 30, 2020, represents only the period from June 4, 2020 to September 30, 2020, which represents the period wherein we had outstanding Class A and Class C common stock.

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(Unaudited)
Numerator:
Net income (loss)	$11.1	$(72.7)
Less: Net income (loss) attributable to ZoomInfo OpCo before Reorganization Transactions	—	(5.1)
Less: Excess of consideration paid over carrying amount to holders of Series A Preferred Units attributable to common shares	—	11.0
Less: Net income (loss) attributable to noncontrolling interests	6.2	(38.1)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$4.9	$(40.5)
The following table sets forth the computation of basic and diluted net income per share of Class A and Class C common stock (in millions, except share amounts, and per share amounts, unaudited):

Note 13 - Earnings Per Share (continued)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Class A	Class C	Class A	Class C

	(Unaudited)
Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$1.9	$3.0	$(15.5)	$(25.0)
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	61,153,504	94,631,630	59,075,363	95,420,020
Basic net income (loss) per share attributable to common stockholders	$0.03	$0.03	$(0.26)	$(0.26)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$1.9	$3.0	$(15.5)	$(25.0)
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	0.6	1.0	—	—
Reallocation of earnings as a result of conversion of potentially dilutive instruments	2.4	(2.4)	—	—
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	1.6		(25.0)
Allocation of undistributed earnings	$6.5	$1.6	$(40.5)	$(25.0)

Note 13 - Earnings Per Share (continued)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Class A	Class C	Class A	Class C

	(Unaudited)
Denominator:
Number of shares used in basic computation	61,153,504	94,631,630	59,075,363	95,420,020
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
OpCo Units	213,965,530	—	—	—
Class P Units	12,334,249	—	—	—
HSKB I Class 1 Units	13,572,783	—	—	—
HSKB II Class 1 Units		—	—	—
HSKB II Phantom Units		—	—	—
HoldCo Units	1,212,228	—	—	—
Restricted Stock Units	202,703	—	—	—
LTIP Units	22,817	—	—	—
Exercise of Class A Common Stock Options	225,212	—	—	—
Conversion of Class C to Class A common shares outstanding	94,631,630	—	95,420,020	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	397,320,656	94,631,630	154,495,383	95,420,020
Diluted net income (loss) per share attributable to common stockholders	$0.02	$0.02	$(0.26)	$(0.26)
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
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
OpCo Units	—	216,801,480
Class P Units	—	12,441,594
HSKB I Class 1 Units	—	13,371,074
HSKB II Class 1 Units	1,957,685	1,891,249
HSKB II Phantom Units	364,281	369,741
HoldCo Units	—	1,231,368
Restricted Stock Units	—	246,749
LTIP Units	—	24,706
Exercise of Class A Common Stock Options	—	256,256
Total anti-dilutive securities	2,321,966	246,634,217

Note 14 - Leases
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
The Company also has a sublease of a former corporate office. The sublease has a remaining lease term of less than one year. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income from operations in the Consolidated Statements of Operations was immaterial for the three and nine months ended September 30, 2020 and 2019.
The following are additional details related to leases recorded on our balance sheet as of September 30, 2020 and December 31, 2019:

		September 30,	December 31,
		2020	2019
(in millions)		(Unaudited)
Assets
Operating lease right-of-use assets, net	Operating leases	$34.0	$36.8

Liabilities
Current portion of operating lease liabilities	Operating leases	$4.9	$4.0
Operating lease liabilities, net of current portion	Operating leases	$37.0	$40.7
Rent expense was $1.8 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively. Rent expense was $5.5 million and $4.3 million for the nine months ended September 30, 2020 and 2019, respectively.
Other information related to leases was as follows:

(unaudited, in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Cash Flow Information	2020	2019	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1.5	$0.9	$5.3	$2.5

Lease liabilities arising from obtaining right-of-use assets
From Zoom Information, Inc. acquisition	$—	$—	$—	$28.6
Other	$—	$—	$0.1	$0.2

	As of
	September 30, 2020	December 31, 2019
Weighted average remaining lease term (in years)	8.0	8.6
Weighted average discount rate	6.3%	6.3%

Note 14 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2020 (in millions):

Year Ending December 31,	Operating Leases
2020 (excluding nine months ended September 30, 2020)	$1.7
2021	7.5
2022	7.6
2023	7.2
2024	6.8
Thereafter	22.9
Total future minimum lease payments	53.7
Less effects of discounting	11.8
Total lease liabilities	$41.9

Reported as of September 30, 2020
Current portion of operating lease liabilities	$4.9
Operating lease liabilities, net of current portion	37.0
Total lease liabilities	$41.9
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
As of September 30, 2020, we had additional operating leases for office space that have not yet commenced with undiscounted future lease payments of $2.7 million. These operating leases will commence in the fourth quarter of fiscal year 2020. Expense associated with short term leases and variable lease costs were immaterial for the three and nine months ended September 30, 2020. The expense related to short-term leases reasonably reflects our short-term lease commitments.
Note 15 - Redeemable Series A Preferred Units
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
Note 16 - Equity-based Compensation
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

Note 16 - Equity-based Compensation (continued)
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
Restricted Stock Units
Restricted Stock Unit (“RSU”) activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	829,348	$27.85
Vested	(20,625)	$21.00
Forfeited	(9,116)	$23.67
Unvested at end of period	799,607	$28.07
Class A Common Stock Options
Unvested Options activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2020
	Options	Weighted Average Exercise Price
Unvested at beginning of period	—	$—
Effect of Reorganization Transactions and IPO	576,708	$21.00
Forfeited	(10,120)	$21.00
Unvested at end of period	566,588	$21.00

Note 16 - Equity-based Compensation (continued)
The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of September 30, 2020.

September 30, 2020
Aggregate intrinsic value (in millions)
Unit Options outstanding	$12.5
Unit Options exercisable	$—
Weighted average remaining contractual life (in years)
Unit Options outstanding	9.7 years
Unit Options exercisable	N/A
All Options outstanding were issued at the time of the IPO. No additional options have been issued to date. The fair value of Class A stock options granted at the time of the IPO was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

Nine Months Ended September 30, 2020
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
HoldCo Units
Unvested HoldCo Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2020
	HoldCo Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Effect of Reorganization Transactions and IPO	1,332,239	$8.98
Vested	(68,587)	$6.08
Forfeited	(12,773)	$9.67
Unvested at end of period	1,250,879	$9.13

Note 16 - Equity-based Compensation (continued)
OpCo Units
OpCo Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	OpCo Units	Weighted Average Grant Date Fair Value	OpCo Units
Unvested at beginning of period	228,819	$1.72	441,681
Effect of Reorganization Transactions and IPO	(6,909)	$10.48	—
Vested	(162,218)	$1.72	(118,867)
Forfeited	(59,692)	$0.68	(93,995)
Unvested at end of period	—	$—	228,819
Class P Units
Class P Units were issued under both the prior and current LLC agreement of ZoomInfo OpCo. Class P Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Class P Units	Weighted Average Participation Threshold	Class P Units
Unvested at beginning of period	16,893,603	$6.19	5,716,467
Effect of Reorganization Transactions and IPO	(1,950,930)	$7.01	—
Granted	642,500	$21.00	10,831,275
Vested	(5,078,777)	$5.27	—
Forfeited	(430,965)	$6.56	(1,571,151)
Unvested at end of period	10,075,431	$6.62	14,976,591
In September 2019, ZoomInfo OpCo expanded its employee incentive programs under a newly-formed upper tier entity DiscoverOrg Management Holdings, LLC (“Management Holdings”), established to issue Incentive Units to employees of the Company. Through this newly formed upper tier entity, Class P Units were issued by Management Holdings to employees, directors, and consultants or advisors of the Company, and ZoomInfo OpCo issued corresponding Class P Units to Management Holdings. The cancellation or forfeiture of any Management Holdings’ Class P Units automatically results in a cancellation of an equal number of ZoomInfo OpCo’s Class P Units. Management Holdings was subsequently merged with and into ZoomInfo HoldCo in connection with the Reorganization Transactions and IPO.

Note 16 - Equity-based Compensation (continued)
On June 3, 2020 concurrent with the pricing of the IPO, the Company granted additional Class P Units. The fair value of these Class P Units was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

	Nine Months Ended September 30,
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
LTIP Units
LTIP Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2020
	LTIP Units	Weighted Average Participation Threshold
Unvested at beginning of period	—	$—
Granted	47,620	$21.00
Unvested at end of period	47,620	$21.00
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

Note 16 - Equity-based Compensation (continued)
In 2018, in connection with the Carlyle Investment described above, holders of HSKB Grants received $21.8 million in cash distributions. In addition, HSKB allocated $31.3 million to be paid over three years from 2019 to 2021 if the holder of the HSKB Grant remains employed by the Company as of the payment date. On March 31, 2020, HSKB allocated an additional $5.3 million to be paid out over four years, starting with March 31, 2020, to holders of HSKB Grants who received their grants after the March 2018 Carlyle Investment, subject to the holders continued employment by the Company. During the nine months ended September 30, 2020, HSKB paid $11.3 million from allocated funds and has $12.2 million remaining that it has allocated to be paid through 2023.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(unaudited)		(unaudited)
Cost of service and Operating expenses include equity-based compensation expenses as follows:
Cost of service	$6.8	$1.0	$23.8	$2.9
Sales and marketing	15.2	3.1	53.6	7.2
Research and development	1.8	0.5	11.9	3.4
General and administrative	4.6	0.9	14.9	3.6
Total equity-based compensation expense	$28.4	$5.5	$104.2	$17.1

Note 16 - Equity-based Compensation (continued)
As of September 30, 2020, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

	Amount	Weighted Average Remaining Service Period (years)
Restricted Stock Units	$21.1	3.5
Class A Common Stock Options	1.4	2.8
HoldCo Units	8.1	2.8
Class P Units	26.9	2.5
LTIP Units	0.9	4.2
HSKB Incentive Units	71.1	1.9
HSKB Phantom Units	5.0	2.7
Total unamortized equity-based compensation cost	$134.5	2.4
Note 17 - Income Taxes
The Company recorded $1.4 million of income tax expense and $1.0 million of income tax benefit for the three months ended September 30, 2020 and 2019, respectively, and $9.8 million of income tax expense and $5.7 million of income tax benefit for the nine months ended September 30, 2020 and 2019, respectively. The Company’s estimated effective tax rate for the nine months ended September 30, 2020 was (15.5)%. The Company’s estimated annual effective tax rate differs from the statutory rate of 21.0% primarily due to certain compensation expenses that will not have a corresponding deduction for tax, and because the Company is not liable for income taxes on the portion of earnings that are attributable to non-controlling interest.
As a result of the IPO, the Company recorded a change in the net deferred tax asset position, net of valuation allowance, of $224.4 million, which primarily consisted of the Company’s outside basis differences in its partnership subsidiaries.
As a result of the Secondary Offering, the Company recorded an additional deferred tax asset, net of valuation allowance, of $92.9 million, which primarily consists of the Company’s outside basis differences in its partnership subsidiaries.
In assessing the realizability of deferred tax assets, including the deferred tax assets recorded as a result of the IPO, Secondary Offering, and current year operations, management determined that it was more likely than not that the deferred tax assets will be realized. In addition, the Company has assessed the need for valuation allowances on indefinite lived assets recorded at its lower tier subsidiaries. As of the result, the Company has recorded a valuation allowance of $207.4 million related to the indefinite outside basis in the corporate stock of its wholly owned subsidiary.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. The Act contained several retroactive corporate tax provisions, including modifications to net operating loss application and the Section 163(j) limitation on business interest expense. Under U.S. GAAP, the effect of a change in tax law is recorded discretely as a component of the income tax provision related to continuing operations in the period of enactment. The Act did not have a material impact on the income tax benefit or the deferred taxes of the Company for the three and nine months ended September 30, 2020.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2020, that if recognized, would affect the annual effective tax rate.

Note 17 - Income Taxes (continued)
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
As of September 30, 2020, the Company had a liability of $182.6 million related to its projected obligations under the Tax Receivable Agreements. Tax Receivable Agreements related liabilities are classified as current or noncurrent based on the expected date of payment and are included in the Company’s Condensed Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.
Note 18 - Subsequent Events
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in the IPO Prospectus, the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the IPO Prospectus, and the unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q and under “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.
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
We offer access to our platform on a subscription basis and we generate substantially all our revenue from sales of subscriptions. Our subscription fees include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length with over 25% of our ACV being under multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.
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
Initial Public Offering
On June 8, 2020, ZoomInfo Technologies Inc. completed the IPO, in which it sold 51,175,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $21.00 per share for net proceeds of $1,019.6 million, after deducting underwriters’ discounts (but excluding other offering expenses and reimbursements). ZoomInfo Technologies Inc. used all of the proceeds from the IPO to (i) purchase 48,528,783 newly issued HoldCo Units from ZoomInfo HoldCo for approximately $966.9 million (which ZoomInfo HoldCo in turn used to purchase the same number of newly issued OpCo Units from ZoomInfo OpCo); (ii) purchase 2,370,948 OpCo Units from certain Pre-IPO OpCo Unitholders for approximately $47.2 million; and (iii) fund $5.5 million of merger consideration payable to certain Pre-IPO Blocker Holders in connection with the Blocker Mergers. To date, ZoomInfo OpCo has used the proceeds it received through ZoomInfo HoldCo from the IPO to (i) redeem and cancel all outstanding Series A Preferred Units of ZoomInfo OpCo for approximately $274.2 million, including accumulated but unpaid distributions and related prepayment premiums; (ii) repay in full all outstanding indebtedness under our second lien credit agreement, for approximately $380.6 million, including related prepayment premiums and accrued interest; (iii) repay $35.0 million of outstanding borrowings under the Company’s first lien revolving credit facility; (iv) pay certain expenses related to the IPO; and (v) prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under our first lien credit agreement, including accrued interest thereon, using approximately $101.2 million of the proceeds; with the remaining proceeds intended to be used for general corporate purposes.
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
COVID-19
In December 2019, a novel strain of Coronavirus disease (“COVID-19”) was reported, and in March 2020, the WHO characterized COVID-19 as a pandemic. The ongoing COVID-19 pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of certain businesses, and greater uncertainty in global financial markets. Such conditions are creating disruption in global supply chains, increasing rates of unemployment, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.
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
As a result of the COVID-19 pandemic, we expect we may experience slowed growth or decline in new customer demand for our platform or lower demand from our existing customers for upgrades within our platform. We have experienced and may to continue to experience an increase in potential customers seeking lower prices or other more favorable contract terms and current customers attempting to obtain concessions on the terms of existing contracts, including requests for quarterly billing, early termination, or waiver of payment obligations, all of which has adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic; its impact on the health and welfare of our employees and their families; its impact on our customers and our sales cycles; its impact on customer, industry, or employee events; delays in hiring and onboarding new employees; and effects on our partners and vendors, some of which are uncertain, difficult to predict, and not within our control.

In response to the COVID-19 pandemic, in the first quarter of 2020, we temporarily closed all of our offices, including our office in Israel, and enabled our entire work force to work remotely. We have also implemented travel restrictions for non-essential business. These changes remained in effect in the second and third quarters of 2020 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.
Acquisitions
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
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform. The majority of revenue growth when comparing the three months ending September 30, 2020 to the three months ending September 30, 2019 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory network. We will need to continue to invest in our efficient go-to-market effort to acquire new customers.
Delivering Additional High-Value Solutions to Our Existing Customers
Many of our customers purchase additional high-value solutions as they expand their use of our platform. Customers add additional services and/or upgrade their platform. We believe there is a significant opportunity for expansion with our existing customers through additional solutions.
Expanding Relationships with Existing Customers
Many of our customers increase spending with us by adding users or integrating incremental data as they increase their use of our platform. Several of our largest customers have expanded the deployment of our platform across their organizations following their initial deployment. We believe there is a significant opportunity to add additional users and data integration within our existing customers.

Our ability to expand relationships with existing customers and deliver additional high-value solutions is demonstrated by our net annual retention rate. We measure our retention rate on an annual basis and define annual net revenue retention as the total ACV generated by our customers and customers of Pre-Acquisition ZI at the end of the year divided by the ACV generated by the same group of customers at the end of the prior year. Our net annual retention rate for the year ended December 31, 2019 was 109%. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of September 30, 2020, we had more than 720 customers with over $100,000 in ACV.
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
We view Allocated Combined Receipts, Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, and Adjusted Net Income as operating performance measures. We believe that the most directly comparable GAAP financial measure to Allocated Combined Receipts is GAAP revenue. We believe that the most directly comparable GAAP financial measure to Adjusted Operating Income is GAAP operating income. We believe that the most directly comparable GAAP finance measure to Adjusted Operating Income Margin is GAAP operating income divided by GAAP revenue. We believe that the most directly comparable GAAP financial measure to Adjusted EBITDA and Adjusted Net Income is GAAP Net Income, and the most directly comparable GAAP financial measure to Adjusted Net Income per diluted share is net earnings per diluted share.
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
Allocated Combined Receipts
We define Allocated Combined Receipts as the combined receipts of our Company and companies that we have acquired allocated to the period of service delivery. We calculate Allocated Combined Receipts as the sum of (i) revenue, (ii) revenue recorded by acquired companies prior to our acquisitions of them, and (iii) the impact of fair value adjustments to acquired unearned revenue related to services billed by an acquired company prior to its acquisition. Management uses this measure to evaluate organic growth of the business period over period, as if the Company had operated as a single entity and excluding the impact of acquisitions or adjustments due to purchase accounting. Organic growth in current and future periods is driven by sales to new customers and the addition of additional subscriptions and functionality to existing customers, offset by customer cancellations or reduced subscriptions upon renewal. We believe that it is important to evaluate growth on this organic basis, as it is an indication of the success of our services from the customer’s perspective that is not impacted by corporate events such as acquisitions or the fair value estimates of acquired unearned revenue. We believe this measure is useful to investors because it illustrates the trends in our organic revenue growth and allows investors to analyze the drivers of revenue on the same basis as management. Since our Allocated Combined Receipts has converged over time with our GAAP revenue, we do not expect to continue reporting Allocated Combined Receipts following the third quarter of 2020.
The following table presents a reconciliation of Allocated Combined Receipts for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Revenue	$123.4	$79.1	$336.5	$202.2
Impact of fair value adjustments to acquired unearned revenue(a)	0.2	8.1	1.9	27.3
Pre-Acquisition ZI revenue(b)	—	—	—	9.7
Impact of fair value adjustments to acquired unearned revenue recorded by Pre-Acquisition ZI(c)	—	—	—	0.1
Pre-acquisition revenue of other acquired companies(d)	—	0.2	—	0.6
Allocated Combined Receipts	$123.6	$87.5	$338.4	$239.9
Growth	41%		41%
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
Allocated Combined Receipts for the three months ended September 30, 2020 was $123.6, which represented an increase of $36.2 million, or 41%, relative to the three months ended September 30, 2019. Allocated Combined Receipts for the nine months ended September 30, 2020 was $338.4 million, which represented an increase of $98.5 million, or 41%, relative to the nine months ended September 30, 2019. We consider this to be our organic growth, representative of the growth in receipts from customers allocated to the period of service delivery. This growth was primarily attributed to sales to new customers in the applicable and preceding periods, while incremental sales to existing customers were mostly offset by cancellations and reductions of subscriptions upon renewal.
Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income
We define Adjusted Operating Income as income from operations plus (i) impact of fair value adjustments to acquired unearned revenue, (ii) amortization of acquired technology and other acquired intangibles, (iii) equity-based compensation expense, (iv) restructuring and transaction-related expenses, and (v) integration costs and acquisition-related compensation. We exclude the impact of fair value adjustments to acquired unearned revenue and amortization of acquired technology and other acquired intangibles, as well as equity-based compensation, because these are non-cash expenses or non-cash fair value adjustments and we believe that excluding these items provides meaningful supplemental information regarding performance and ongoing cash-generation potential. We exclude restructuring and transaction-related expenses, as well as integration costs and acquisition-related compensation, because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted Operating Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Operating Income should not be considered as an alternative to operating income as an indicator of operating performance.
We define Adjusted Net Income as Adjusted Operating Income less (i) interest expense, net (ii) other (income) expense, net, excluding TRA liability remeasurement expense (benefit) and (iii) income tax expense (benefit) including incremental tax effects of adjustments to arrive at Adjusted Operating Income and current tax benefits related to the TRA. Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net income (loss)	$11.1	$(12.4)	$(72.7)	$(72.5)
Benefit (expense) from income taxes	1.4	(1.0)	9.8	(5.7)
Interest expense, net	9.7	26.5	59.3	76.9
Loss on debt extinguishment	—	—	14.9	18.2
Other (income) expense, net(a)	(3.8)	—	(3.8)	—
Income (loss) from operations	18.4	13.1	7.5	16.9
Impact of fair value adjustments to acquired unearned revenue(b)	0.2	8.1	1.9	27.3
Amortization of acquired technology	5.5	6.6	16.7	19.6
Amortization of other acquired intangibles	4.6	4.6	13.9	12.9
Equity-based compensation expense	28.4	5.5	104.2	17.1
Restructuring and transaction related expenses(c)	(0.1)	2.8	12.3	11.8
Integration costs and acquisition-related expenses(d)	1.5	6.1	6.0	14.3
Adjusted Operating Income	$58.5	$47.0	$162.6	$120.0
Interest expense, net	(9.7)	(26.5)	(59.3)	(76.9)
Other (income) expense, net, excluding TRA liability remeasurement (benefit) expense	0.1	—	0.1	—
Benefit (expense) from income taxes	(1.4)	1.0	(9.8)	5.7
Tax impacts of adjustments to net income (loss)	(4.6)	(1.8)	(3.4)	(7.4)
Adjusted Net Income	$42.8	$19.7	$89.9	$41.4
__________________
(a)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2020, this expense related primarily to professional fees for the preparation for an initial public offering and deferred acquisition cost revaluations. For the three and nine months ended September 30, 2019, this expense related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance, and acceleration of payments for terminated employees.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended September 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended September 30, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses. For the nine months ended September 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the nine months ended September 30, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses, as well as expense incurred for retention awards granted upon the Company’s acquisitions of RainKing and NeverBounce. (see Note 4 to our unaudited consolidated financial statements included elsewhere in this document for additional discussion regarding cash vesting payments associated with the acquisition of Pre-Acquisition ZI). This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Cost of service	$0.1	$0.2	$0.3	$0.3
Sales and marketing	0.7	2.1	2.5	5.2
Research and development	0.6	1.5	2.9	3.1
General and administrative	0.1	2.3	0.3	5.7
Total integration costs and acquisition-related compensation	$1.5	$6.1	$6.0	$14.3
We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Adjusted Operating Income	$58.5	$47.0	$162.6	$120.0

Revenue	123.4	79.1	336.5	202.2
Impact of fair value adjustments to acquired unearned revenue	0.2	8.1	1.9	27.3
Revenue for adjusted operating margin calculation	$123.6	$87.2	$338.4	$229.5
Adjusted Operating Income Margin	47%	54%	48%	52%
Adjusted Operating Income for the three months ended September 30, 2020 was $58.5 million and represented an Adjusted Operating Income Margin of 47%. Adjusted Operating Income for the three months ended September 30, 2019 was $47.0 million and represented an Adjusted Operating Income Margin of 54%. The increase of $11.5 million, or 24%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 47% in the three months ended September 30, 2020 from 54% in the three months ended September 30, 2019 due to incremental sales and marketing expenses related to signing new customers and retaining and upselling existing customers, and general and administration costs to support incremental public company related requirements.
Adjusted Operating Income for the nine months ended September 30, 2020 was $162.6 million and represented an Adjusted Operating Income Margin of 48%. Adjusted Operating Income for the nine months ended September 30, 2019 was $120.0 million and represented an Adjusted Operating Income Margin of 52%. The increase in Adjusted Operating Income of $42.6 million, or 35%, was driven primarily from the growth in revenue that resulted from the acquisition of Pre-Acquisition ZI and additional customers in 2020 and 2019. Adjusted Operating Income Margin decreased due to incremental sales and marketing expenses related to signing new customers and retaining and upselling existing customers, and general and administration costs to support incremental public company related requirements.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Net income (loss)	$11.1	$(12.4)	$(72.7)	$(72.5)
Benefit (expense) from income taxes	1.4	(1.0)	9.8	(5.7)
Interest expense, net	9.7	26.5	59.3	76.9
Loss on debt extinguishment	—	—	14.9	18.2
Depreciation	2.4	1.8	6.4	4.2
Amortization of acquired technology	5.5	6.6	16.7	19.6
Amortization of other acquired intangibles	4.6	4.6	13.9	12.9
EBITDA	34.7	26.1	48.3	53.6
Other (income) expense, net(a)	(3.8)	—	(3.8)	—
Impact of fair value adjustments to acquired unearned revenue(b)	0.2	8.1	1.9	27.3
Equity-based compensation expense	28.4	5.5	104.2	17.1
Restructuring and transaction related expenses(c)	(0.1)	2.8	12.3	11.8
Integration costs and acquisition-related expenses(d)	1.5	6.1	6.0	14.3
Adjusted EBITDA	$60.9	$48.6	$169.0	$124.1
__________________
(a)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2020, this expense related primarily to professional fees for the preparation for an initial public offering and deferred acquisition cost revaluations. For the three and nine months ended September 30, 2019, this expense related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance, and acceleration of payments for terminated employees.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended September 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended September 30, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses. For the nine months ended September 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the nine months ended September 30, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses, as well as expense incurred for retention awards granted upon the Company’s acquisitions of RainKing and NeverBounce. (see Note 4 to our unaudited consolidated financial statements included elsewhere in this document for additional discussion regarding cash vesting payments associated with the acquisition of Pre-Acquisition ZI). This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Cost of service	$0.1	$0.2	$0.3	$0.3
Sales and marketing	0.7	2.1	2.5	5.2
Research and development	0.6	1.5	2.9	3.1
General and administrative	0.1	2.3	0.3	5.7
Total integration costs and acquisition-related compensation	$1.5	$6.1	$6.0	$14.3
Adjusted EBITDA for the three months ended September 30, 2020 was $60.9 million, an increase of $12.2 million, or 25%, relative to the three months ended September 30, 2019. This increase was driven primarily from the growth in revenue and additional customers in 2020 and 2019.
Adjusted EBITDA for the nine months ended September 30, 2020 was $169.0 million, an increase of $44.8 million, or 36%, relative to the nine months ended September 30, 2019. This increase was driven primarily from the growth in revenue that resulted from the acquisition of Pre-Acquisition ZI and additional customers in 2020 and 2019.
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
In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreements described in Note 17 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Initial Public Offering
On June 8, 2020, ZoomInfo Technologies Inc. completed the IPO, in which it sold 51,175,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $21.00 per share for net proceeds of $1,019.6 million, after deducting underwriters’ discounts (but excluding other offering expenses and reimbursements). To date, ZoomInfo OpCo has used the proceeds it received through ZoomInfo HoldCo from the IPO to (i) redeem and cancel all outstanding Series A Preferred Units of ZoomInfo OpCo for approximately $274.2 million, including accumulated but unpaid distributions and related prepayment premiums; (ii) repay in full all outstanding indebtedness under our second lien credit agreement, for approximately $380.6 million, including related prepayment premiums and accrued interest; (iii) repay $35.0 million of outstanding borrowings under the Company’s first lien revolving credit facility; (iv) pay certain expenses related to the IPO; and (v) prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under our first lien credit agreement, including accrued interest thereon, using approximately $101.2 million of the proceeds; with the remaining proceeds intended to be used for general corporate purposes. We expect these debt repayments to drive future reductions in our interest expense compared to historical results.
Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include Pre-Acquisition ZI in February 2019, and Komiko in October 2019. As discussed below under “Results of Operations,” these acquisitions have been a significant driver of our revenue, cost of service, operating expense, and interest expense growth. Purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date, including unearned revenue. Revenue from contracts that are impacted by the estimate of fair value of the unearned revenue upon acquisition will be recorded based on the fair value until such contract is terminated or renewed, which will differ from the receipts received by the acquired company allocated over the service period for the same reporting periods.
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
In connection with the Zoom Information Acquisition, ZoomInfo OpCo entered into an $865.0 million first lien term loan facility, a $100.0 million first lien revolving credit facility, which was undrawn at the time of the acquisition, and a $370.0 million second lien term loan facility, and issued $207.0 million of Series A Preferred Units. In addition to funding the Zoom Information Acquisition, the additional proceeds from such facilities and Series A Preferred Units were used to repay existing debt. These debt facilities drove a significant impact to our interest expense from the date of the acquisition. We would have expected interest expense for the three and nine months ended September 30, 2020 to be greater than that of the three and nine months ended September 30, 2019 due to the debt being outstanding for the entire period in 2020. However, this increase was mitigated and offset by (a) a reduction in interest rates period over period, and (b) the debt repayments and prepayments referenced above and in Note 8 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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

Additionally, as part of the integration of Pre-Acquisition ZI, we identified that certain roles and responsibilities were redundant between the two companies and terminated the employment of certain executives immediately upon the closing of the transaction. We subsequently eliminated additional positions that were no longer needed as a result of the functionally aligned reporting structure, including the Russia operations of Pre-Acquisition ZI, certain development positions in Vancouver, Washington, and certain executives from DiscoverOrg and Pre-Acquisition ZI. Expenses relating to severance paid were recorded as restructuring and transaction expenses on the statement of operations with the majority of those expenses being recognized in the three months ended March, 31, 2019, and not recurring in the three months ended September 30, 2019 nor in 2020. Expenses relating to any accelerated payments under the Cash Vesting Payment Program (see Note 4 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q) were recorded as operating expense according to the functional area aligning to the employee’s salary and is included in integration and transaction-related compensation expenses when calculating non-GAAP metrics.
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
Equity-Based Compensation
In December 2019, HSKB modified all outstanding awards to add an alternative performance and time vesting condition and to also permit settlement through exchange into the Company’s public shares in addition to the existing cash-settlement option. This modification resulted in the revaluation of the awards in accordance with GAAP. Through the date of modification, no equity-based compensation had been recognized for these awards as the qualifying event (i.e., IPO) was not probable. Upon completion of the IPO, the Company recognized $57.6 million of additional compensation expense attributable to service periods already elapsed on HSKB awards and the acceleration of vesting select Class P Units. The remaining unamortized fair value as of the modification date will be recognized as equity-based compensation over the remaining service period of the awards. In addition to the impact of the modified HSKB awards, new awards and modifications that took place as part of the Reorganization Transactions and the IPO will contribute to higher equity-based compensation expense in 2020 and 2021. See Note 16 for unamortized equity-based compensation costs related to each type of equity-based incentive award.

Components of Our Results of Operations
Revenue
We derive 99% of our revenue from subscription services and the remainder from recurring usage-based services. Our subscription services consist of our SaaS applications. Pricing of our subscription contracts are generally based on the functionality provided, the number of users that access our applications, the amount of data that the customer integrates into their systems, and add-on functionality that is provided. Our subscription contracts typically have a term ranging from one to three years and are non-cancellable. We typically bill for services in advance annually, semi-annually, or quarterly, and we typically require payment at the beginning of each annual, semi-annual, or quarterly period.
Subscription revenue is generally recognized ratably over the contract term starting with when our service is made available to the customer. Recurring usage-based revenue is recognized in the period services are utilized by our customers. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these services. We record a contract asset when revenue recognized on a contract exceeds the billings to date for that contract.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, restructuring and transaction expenses, and amortization of acquired intangibles. The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation and amortization, and marketing.

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
General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, stock-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses for professional fees including legal services, accounting, and other consulting services, including those associated with operating as a public company.
We expect general and administrative expenses as a percentage of revenue to increase in 2020 and then stay consistent or modestly decrease thereafter, as we realize operating leverage in the business.
Amortization of other acquired intangibles. Amortization of acquired intangibles primarily consists of amortization of customer relationships, trade names, and brand portfolios.
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
We have realized, and will continue to realize, a reduction in our interest expense during the three months ended September 30, 2020 over prior periods as a result of the repayment of a portion of our outstanding indebtedness with the proceeds from IPO during June 2020. While our hedging programs are effective at hedging a significant portion of our variable interest rate risk, interest expense could increase in the future based on changes in variable interest rates or the incurrence of additional debt.

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
Benefit (expense) from Income Taxes
ZoomInfo OpCo is currently treated as a pass-through entity for U.S. federal income tax purposes and most applicable state and local income tax purposes. Benefit (expense) from income taxes, Deferred tax assets, Deferred tax liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid by our corporate subsidiaries and, to the extent paid directly by our limited liability companies and partnerships that are treated as partnerships for tax purposes, our partnerships. Our corporate subsidiaries, RKSI Acquisition Corporation and Zebra Acquisition Corporation, are subject to income taxes in both the United States and foreign jurisdictions and hold noncontrolling interests in our subsidiary, ZoomInfo Technologies LLC. ZoomInfo Technologies LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by ZoomInfo Technologies LLC is passed through to and included in the taxable income or loss of its partners, including ZoomInfo LLC, RKSI Acquisition Corporation, and Zebra Acquisition Corporation. However, because RKSI Acquisition Corporation and Zebra Acquisition Corporation are subject to income taxes in both the United States and foreign jurisdictions, income allocated to such corporate subsidiaries for tax purposes reduces the taxable income allocated to and distributions made to ZoomInfo OpCo. Significant judgments and estimates are required in determining our consolidated income tax expense. See Note 2 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
After consummation of the Reorganization Transactions, ZoomInfo Technologies Inc. became subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of ZoomInfo OpCo, and is taxed at the prevailing corporate tax rates. ZoomInfo Technologies Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes. Accordingly, a provision for income taxes will be recorded for the anticipated tax consequences of our reported results of operations for federal income taxes. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the tax receivable agreements, which we expect to be significant. The limited liability company agreement of ZoomInfo OpCo, provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. See Note 17 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q. However, our ability to make such distributions may be limited due to, among other things, restrictive covenants in our secured credit facilities. In addition, because RKSI Acquisition Corporation and Zebra Acquisition Corporation will continue to be subject to income taxes in both the United States and foreign jurisdictions, income allocated to such corporate subsidiaries for tax purposes will reduce the distributions made to ZoomInfo OpCo, thereby reducing our allocable share of U.S. taxable income of ZoomInfo OpCo. See “Risk Factors - Risks Related to Our Organizational Structure” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Revenue	$123.4	$79.1	$336.5	$202.2

Cost of service:
Cost of service(1)	21.2	11.2	64.2	30.5
Amortization of acquired technology	5.5	6.6	16.7	19.6
Gross profit	96.7	61.3	255.6	152.1

Operating expenses:
Sales and marketing(1)	46.1	24.2	139.7	63.0
Research and development(1)	10.6	7.5	36.9	21.6
General and administrative(1)	17.1	9.1	45.3	25.9
Amortization of other acquired intangibles	4.6	4.6	13.9	12.9
Restructuring and transaction related expenses	(0.1)	2.8	12.3	11.8
Total operating expenses	78.3	48.2	248.1	135.2
Income (loss) from operations	18.4	13.1	7.5	16.9

Interest expense, net	9.7	26.5	59.3	76.9
Loss on debt extinguishment	—	—	14.9	18.2
Other (income) expense, net	(3.8)	—	(3.8)	—
Income (loss) before income taxes	12.5	(13.4)	(62.9)	(78.2)
Benefit (expense) from income taxes	(1.4)	1.0	(9.8)	5.7
Net income (loss)	11.1	(12.4)	(72.7)	(72.5)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	(12.4)	(5.1)	(72.5)
Less: Net income (loss) attributable to noncontrolling interests	6.2	—	(38.1)	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$4.9	$—	$(29.5)	$—
__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Cost of service	$6.8	$1.0	$23.8	$2.9
Sales and marketing	15.2	3.1	53.6	7.2
Research and development	1.8	0.5	11.9	3.4
General and administrative	4.6	0.9	14.9	3.6
Total equity-based compensation expense	$28.4	$5.5	$104.2	$17.1

Three Months Ended September 30, 2020 and Three Months Ended September 30, 2019
Revenue. Revenue was $123.4 million for the three months ended September 30, 2020, an increase of $44.3 million, or 56%, as compared to $79.1 million for the three months ended September 30, 2019. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers, and, to a lesser extent, due to the recognition of revenue for renewed contracts at the contracted value, as opposed to the fair value ascribed to acquired contracts under purchase accounting during the prior year period.
Cost of Service. Cost of service was $26.7 million for the three months ended September 30, 2020, an increase of $8.9 million, or 50%, as compared to $17.8 million for the three months ended September 30, 2019. The increase was primarily due to additional stock-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Additional expense increases primarily related to additional headcount and hosting expense to support new and growing customers.
Operating Expenses. Operating expenses were $78.3 million for the three months ended September 30, 2020, an increase of $30.1 million, or 62%, as compared to $48.2 million for the three months ended September 30, 2019. The increase was primarily due to additional stock-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Excluding stock-based compensation expenses, operating expenses were $56.7 million for the three months ended September 30, 2020, an increase of $13.0 million, or 30%, as compared to $43.7 million for the three months ended September 30, 2019. The increase was primarily due to:
•an increase in sales and marketing expense (excluding stock-based compensation) of $9.8 million, or 46%, to $30.9 million for the three months ended September 30, 2020, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding stock-based compensation) of $1.8 million, or 26%, to $8.8 million for the three months ended September 30, 2020, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services;
•an increase in general and administrative expense (excluding stock-based compensation) of $4.3 million, or 52%, to $12.5 million for the three months ended September 30, 2020, due primarily to additional professional services and corporate insurance costs related to operating as a public company, as well as additional headcount and related salaries and benefits expenses to support the larger organization, which were partially offset by a decrease in integration-related expenses in the three months ended September 30, 2019, which did not recur in the three months ended September 30, 2020; and
•restructuring and transaction-related expense of $(0.1) million for the three months ended September 30, 2020, primarily related to the revaluation of expected earn-out payments for prior acquisitions. This represented a decrease of $2.9 million, or 104%, as compared to expense of $2.8 million for the three months ended September 30, 2019, due primarily to restructuring expenses related to the integration of Pre-Acquisition ZI that did not recur in 2020.
Interest Expense, Net. Interest expense, net was $9.7 million for the three months ended September 30, 2020, a decrease of $16.8 million, or 63%, as compared to $26.5 million for the three months ended September 30, 2019. The decrease was primarily due to interest savings as a result of repayment of the second lien debt and $100.0 million first lien debt principal repayment in June 2020.
Benefit (expense) from Income Taxes. Benefit (expense) from income taxes was $(1.4) million for the three months ended September 30, 2020, a decrease of $2.4 million, or 240%, as compared to $1.0 million for the three months ended September 30, 2019. The decrease in the income tax benefit was primarily due to the company recording increased pre-tax book income adjusted for certain compensation expenses that will not have a corresponding deduction for tax.

Nine months ended September 30, 2020 and Nine months ended September 30, 2019
Revenue. Revenue was $336.5 million for the nine months ended September 30, 2020, an increase of $134.3 million, or 66%, as compared to $202.2 for the nine months ended September 30, 2019. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers, and, to a lesser extent, due to the recognition of revenue for renewed contracts at the contracted value, as opposed to the fair value ascribed to acquired contracts under purchase accounting during the prior year period or recognized by Pre-Acquisition ZI before the acquisition on February 1, 2019.
Cost of Service. Cost of service was $80.9 million for the nine months ended September 30, 2020, an increase of $30.8 million, or 61%, as compared to $50.1 million for the nine months ended September 30, 2019. The increase was primarily due to additional stock-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Additional expenses related to additional headcount and hosting expense to support new and growing customers were largely offset by reductions in amortization of acquired technology.
Operating Expenses. Operating expenses were $248.1 million for the nine months ended September 30, 2020, an increase of $112.9 million, or 84%, as compared to $135.2 million for the nine months ended September 30, 2019. The increase was primarily due to additional stock-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Excluding stock-based compensation expenses, operating expenses were $167.7 million for the nine months ended September 30, 2020, an increase of $46.7 million, or 39%, as compared to $121.0 million for the nine months ended September 30, 2019. The increase was primarily due to:
•an increase in sales and marketing expense (excluding stock-based compensation) of $30.3 million, or 54%, to $86.1 million for the nine months ended September 30, 2020, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding stock-based compensation) of $6.8 million, or 37%, to $25.0 million for the nine months ended September 30, 2020, due primarily to additional engineering and product management resources added to support continued innovation of our services;
•an increase in general and administrative expense (excluding stock-based compensation) of $8.1 million, or 36%, to $30.4 million for the nine months ended September 30, 2020, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization, which were offset by a decrease in integration-related expenses in the nine months ended September 30, 2019, which did not recur in the nine months ended September 30, 2020;
•an increase in amortization of acquired intangibles expense of $1.0 million, or 8%, to $13.9 million for the nine months ended September 30, 2020, due to amortization expense related to intangible assets acquired in the Zoom Information Acquisition during the full period for the current year; and
•restructuring and transaction-related expense of $12.3 million for the nine months ended September 30, 2020, primarily related to the IPO. This represented an increase of $0.5 million, or 4%, as compared to expense of $11.8 million for the nine months ended September 30, 2019, related to acquisition of Pre-Acquisition ZI.
Interest Expense, Net. Interest expense, net was $59.3 million for the nine months ended September 30, 2020, a decrease of $17.6 million, or 23%, as compared to $76.9 million for the nine months ended September 30, 2019. The decrease was primarily due to interest savings as a result of the repayment of our second lien debt in full and $100.0 million of first lien debt, offset by nonrecurring interest expense recognized upon partial dedesignation of cash flow hedges resulting from reclassification from Accumulated other comprehensive income (loss).

Loss on Debt Extinguishment. Loss on debt extinguishment was $14.9 million for the nine months ended September 30, 2020, related to penalties and derecognition of deferred and unamortized debt issuance costs resulting from the repayment of the second lien debt and $100.0 million first lien debt principal repayment after the IPO. This represented a decrease of $3.3 million, or 18%, as compared to expense of $18.2 million for the nine months ended September 30, 2019, related to costs incurred with respect to prior debt instruments that were repaid in conjunction with the acquisition of Pre-Acquisition ZI in February 2019.
Benefit (expense) from Income Tax. Benefit (expense) from income taxes was $(9.8) million for the nine months ended September 30, 2020, a decrease of $15.5 million, or 271%, as compared to $5.7 million for the nine months ended September 30, 2019. The decrease in the income tax benefit was primarily due to the company recording increased pre-tax book income adjusted for certain compensation expenses that will not have a corresponding deduction for tax.
Liquidity and Capital Resources
As of September 30, 2020, we had $304.9 million of cash and cash equivalents and $100.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included in the Condensed Consolidated Balance Sheet as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2020, we had unearned revenue of $176.0 million, of which $175.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
After the consummation of the Restructuring Transactions, ZoomInfo Technologies Inc. became a holding company with no material assets other than its ownership of HoldCo Units, and ZoomInfo HoldCo became a holding company with no material assets other than its ownership of OpCo Units. ZoomInfo Technologies Inc. has no independent means of generating revenue. The limited liability company agreement of ZoomInfo OpCo provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. The manager of ZoomInfo HoldCo has broad discretion to make distributions out of ZoomInfo HoldCo. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that the manager of ZoomInfo HoldCo would cause ZoomInfo HoldCo to cause ZoomInfo OpCo to make distributions to ZoomInfo HoldCo, which in turn will make distributions to ZoomInfo Technologies Inc., in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements, including the secured credit facilities, contain covenants that may restrict ZoomInfo OpCo and its subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo HoldCo and ZoomInfo OpCo are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo HoldCo or ZoomInfo OpCo (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo OpCo are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo OpCo. See “Risk Factors - Risks Related to Our Organizational Structure” in Part II, Item 1A of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2020.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
($ in millions)	2020	2019
Net cash provided by (used in) operating activities	$102.7	$27.4
Net cash provided by (used in) investing activities	(11.8)	(724.2)
Net cash provided by (used in) financing activities	172.6	728.0
Net increase (decrease) in cash and cash equivalents and restricted cash	$263.5	$31.2
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $102.7 million for the nine months ended September 30, 2020 as a result of a net loss of $72.7 million, adjusted by non-cash charges of $179.7 million and partially offset by the change in our operating assets net of operating liabilities of $4.3 million. The non-cash charges are primarily comprised of depreciation and amortization of $37.0 million, equity-based compensation of $104.2 million, loss on early extinguishment of debt of $14.9 million, amortization of deferred commission costs of $17.5 million, and a decrease in deferred tax assets net of deferred tax liabilities of $4.5 million. The change in operating assets net of operating liabilities was primarily the result of an increase in deferred costs and other assets of $22.3 million and an increase in accounts receivable of $4.6 million, partially offset by an increase in unearned revenue of $16.8 million and an increase in accrued expenses and other liabilities of $6.9 million.
Net cash provided by operations was $27.4 million for the nine months ended September 30, 2019 as a result of a net loss of $72.5 million, adjusted by non-cash charges of $66.6 million and the change in our operating assets net of operating liabilities of $33.3 million. The non-cash charges are primarily comprised of depreciation and amortization of $36.7 million, equity-based compensation of $17.1 million, loss on early extinguishment of debt of $9.4 million, and amortization of deferred commission costs of $4.5 million, offset by an increase in deferred tax assets net of deferred tax liabilities of $6.1 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $46.2 million and an increase in accrued expenses and other liabilities of $6.2 million, partially offset by an increase in deferred costs and other assets of $13.2 million and an increase in accounts receivable of $7.4 million.
Restructuring and transaction-related cash costs for the nine months ended September 30, 2020 primarily related to cash IPO costs and are not expected to recur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the nine months ended September 30, 2020, and 2019, we incurred the following cash expenditures:

	Nine Months Ended September 30,
($ in millions)	2020	2019
Cash interest expense	56.8	70.7
Restructuring and transaction-related expenses paid in cash(a)	11.7	10.4
Integration costs and acquisition-related compensation paid in cash(b)	7.6	12.9
$56.8
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the nine months ended September 30, 2020, these payments related primarily to the IPO, including professional fees, severance and acceleration of payments for terminated employees, and deferred consideration. For the nine months ended September 30, 2019, these payments related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance, and acceleration of payments for terminated employees.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the nine months ended September 30, 2020, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the nine months ended September 30, 2019, these payments related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses, as well as payments of retention awards granted upon the Company’s acquisition of RainKing.
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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the nine months ended September 30, 2020 was $11.8 million, consisting of purchases of property and equipment and other assets.
Cash used in investing activities for the nine months ended September 30, 2019 was $724.2 million, consisting of cash payments for the acquisition of Pre-Acquisition ZI of $714.9 million and purchases of property and equipment and other assets of $9.3 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash Flows from (used in) Financing Activities
Cash provided from financing activities for the nine months ended September 30, 2020 was $172.6 million, consisting of the IPO proceeds, net of underwriter discount, of $1,023.7 million, partially offset by the redemption of Series A Preferred Units of $274.2 million, payments on long-term debt of $510.9 million, purchase of OpCo Units from Pre-IPO Unitholders for $47.2 million, payments of deferred consideration of $24.7 million, the payment of debt issuance costs of $7.2 million, and distributions to equity partners of $9.9 million.
Cash provided from financing activities for the nine months ended September 30, 2019 was $728.0 million, consisting of the proceeds from long-term debt of $1,220.8 million, and equity offering, net of transaction costs of $200.2 million, partially offset by the payments on long-term debt of $647.6 million.
Refer to Note 8 of our consolidated financial statements for additional information related to each of our borrowings.
Debt Obligations
As of September 30, 2020, the aggregate remaining balance of $756.4 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026, which represents the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable margin is 2.75% to 3.00% for Base Rate loans or 3.75% or 4.00% for LIBOR Based Loans, depending on the Company’s leverage. On June 17, 2020, the Company used approximately $101.2 million to prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, including accrued interest thereon of $1.2 million. The repayment was funded with a portion of the net proceeds received from the initial public offering of the Company’s Class A common stock. As of September 30, 2020, $756.4 million aggregate principal amount of term loans were outstanding under the First Lien Credit Agreement. The interest related portion of the repayment was recorded within Interest expense, net in its Consolidated Statements of Operations, and represented use of cash from operating activities in the Consolidated Statements of Cash Flows. The quarterly repayment requirement on first lien borrowings has been satisfied for the remainder of the term after the $100.0 million principal payment. The effective interest rate on the first lien debt was 4.3% and 7.5% as of September 30, 2020 and December 31, 2019, respectively.
Our consolidated first lien net leverage ratio is defined in our first lien credit agreement, and the EBITDA used for that ratio (“Credit Agreement EBITDA”), differs from Adjusted EBITDA due to certain defined add-backs, including pro forma cost savings from synergies and cash generated from changes in unearned revenue. Credit Agreement EBITDA for the 12 months ended September 30, 2020 was $256.6 million. Our consolidated first lien net leverage ratio as of September 30, 2020 was 1.8x.
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
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Class A common stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Technologies Inc. may make under the tax receivable agreements will be substantial. We estimate the amount of existing tax basis with respect to which our pre-IPO owners will be entitled to receive payments under the tax receivable agreements (assuming all Pre-IPO OpCo Unitholders exchange their outstanding OpCo Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock on September 30, 2020) is approximately $344.8 million (assuming a price of $42.99 per share of Class A common stock, which is the last reported sale price of our Class A common stock on the Nasdaq on September 30, 2020). The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. See Note 17 in our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2020, there were “no off-balance sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Recently Issued Accounting Pronouncements
Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q regarding recently issued accounting pronouncements.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on LIBOR. As of September 30, 2020, the total principal balance outstanding was $756.4 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of September 30, 2020, a hypothetical 1% relative increase or decrease in our effective interest rate would cause a corresponding change in interest expense of approximately $4.1 million over the next 12 months.
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
As previously reported, in connection with the audit of our consolidated financial statements for the year ended December 31, 2019, our management and auditors determined that a material weakness existed in our internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by the company. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we continue to take remediation steps, including hiring additional personnel around and subsequent to December 31, 2019, we have not concluded that the material weakness has been remediated as of September 30, 2020, and therefore have concluded that our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2020, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in our Quarterly Report on Form 10-Q for the period ended June 30, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
    Not applicable.

Item 3.    Defaults Upon Senior Securities.
    None.

Item 4.    Mine Safety Disclosures.
    Not applicable.

Item 5.    Other Information.
    None.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.2
10.1†	Employment Agreement, dated as of August 10, 2020, between ZoomInfo Technologies Inc., ZoomInfo Technologies LLC and Joseph Christopher Hays	10-Q filed August 11, 2020	001-39310	10.20
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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