Form 10-K
period 2020-12-31
ZoomInfo Technologies Inc.
filed 2021-02-26
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________
Commission File Number: 001-39310

ZoomInfo Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-3721253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Broadway Street, Suite 900
Vancouver, Washington 98660
Telephone: (800) 914-1220
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.01 per share	ZI	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $2.7 billion.

As of February 19, 2021, the number of outstanding shares of the registrant's common stock was:
93,428,060 shares of Class A common stock, par value $0.01 per share.
212,276,824 shares of Class B common stock, par value $0.01 per share.
84,955,178 shares of Class C common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2021 Annual Meeting of Stockholders of ZoomInfo Technologies Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this report.

i

GLOSSARY
As used in this annual report on Form 10-K (this “Form 10-K”), the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Form 10-K to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-K to “ZoomInfo,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc. and its consolidated subsidiaries unless the context indicates otherwise.
•“ACV” refers to annual contract value, or the total annualized value that a customer has agreed to pay for subscription services at any particular point in time under contract(s) that are or were enforceable at that point in time.
•“Blocker Companies” refers to certain of our Pre-IPO OpCo Unitholders that are taxable as corporations for U.S. federal income tax purposes.
•“Blocker Mergers” refers to the mergers described under “Reorganization Transactions” in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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
•“HSKB II” refer to HSKB Funds II, LLC, a privately held limited liability company formed on May 28, 2020 for the purpose of effecting a reorganization of HSKB I at the time of the IPO and to issue equity to certain persons who had performed and would continue to perform services for ZoomInfo OpCo.
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
•“PCAOB” refers to the Public Company Accounting Oversight Board.
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
•“Reorganization Transactions” refers to the transactions described under “Reorganization Transactions” in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
•“SEC” refers to the Securities and Exchange Commission.
•“Secondary Offerings” refers to (i) the offering by certain selling stockholders, including entities affiliated with the Sponsors, of 17,179,135 shares of Class A common stock of ZoomInfo Technologies Inc. completed on August 24, 2020; and (ii) the offering by certain selling stockholders, including entities affiliated with the Sponsors, of 14,375,000 shares of Class A common stock of ZoomInfo Technologies Inc. completed on December 4, 2020, as applicable.
•“Securities Act” refers to the Securities Act of 1933, as amended.
•“Series A Preferred Units” refers to the Series A preferred units of ZoomInfo OpCo outstanding immediately prior to the IPO.
•“Sponsors” refers collectively to TA Associates, Carlyle, and investment funds associated with 22C Capital LLC and its predecessor.
•“TA Associates” refers to investment funds associated with TA Associates.
•“Tax Receivable Agreements” or “TRA” refers collectively to the Exchange Tax Receivable Agreement and the Reorganization Tax Receivable Agreement.
•“Topic 606” refers to Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, later codified as Accounting Standards Codification (“ASC”) Topic 606 (collectively with subsequent amendments).
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. In some cases, you can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “trend,” “will,” “would,” or the negative version of these words or other comparable words.
We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. A summary of some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Annual Report on Form 10-K, is provided below under “Risk Factor Summary.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. You should not place undue reliance on our forward-looking statements.
Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.
Risk Factor Summary
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from forward-looking statements included in this Annual Report on Form 10-K. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows and should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A. in this report:
•the COVID-19 pandemic, including the global economic uncertainty and measures taken in response, could materially impact our business and future results of operations;
•larger well-funded companies may shift their existing business models to become more competitive with us;

•we may be unable to provide or adapt our platform for changes in laws and regulations or public perception, or changes in the enforcement of such laws, relating to data privacy, which could impact our ability to efficiently gather, process, update and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products and services;
•we may experience competition from companies that more effectively cater to our customers by offering more tailored products or platforms at lower costs;
•adverse general economic and market conditions may reduce spending on sales and marketing, which could harm our revenue, results of operations and cash flows;
•a decline in demand for sales and marketing subscription platforms could negatively impact our business;
•if we are unable to improve our technology and keep up with new processes for data collection, organization, and cleansing, competing products and services could surpass ours;
•we may be unable to provide a highly accurate, reliable, and comprehensive platform moving forward, which could cause a reduction in demand for our products and services;
•we rely on third-party systems that we do not control to integrate with our system and we may be unable to continue to support integration;
•we may be unable to adequately fund research and development, which could limit introduction of new features, integrations, and enhancements, which may limit our ability to compete effectively;
•we may be unable to attract new customers and expand existing subscriptions, which could harm our revenue growth and profitability;
•a decrease in participation in our contributory network or increased opt-out rates could lead to a deterioration in the depth, breadth, and accuracy of our platform;
•we may fail to protect and maintain our brand, which could impair our ability to attract and retain customers;
•we may not achieve and maintain effective internal controls over financial reporting, which has impaired and could continue to impair our ability to produce timely and accurate financial statements;
•we may be unable to successfully integrate acquired businesses, services, databases, and technologies into our operations, which could have an adverse effect on our business;
•our substantial indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, and our ability to meet our obligations under our outstanding indebtedness, and could divert our cash flow from operations for debt payments;
•the parties to our stockholders agreement control us and their interests may conflict with ours or yours in the future; and
•we are a “controlled company” within the meaning of the Nasdaq rules and, as a result, we qualify for exemptions from certain corporate governance requirements, as a result of which our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
v

Website Disclosure
The Company intends to use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://ir.zoominfo.com. Accordingly, you should monitor the investor relations portion of our website at https://ir.zoominfo.com/ in addition to following our press releases, SEC filings, and public conference calls and webcasts (which are not incorporated herein or otherwise a part of this Annual Report on Form 10-K). In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations page at https://ir.zoominfo.com. The information on our website is not incorporated herein or otherwise a part of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
Overview
ZoomInfo is a leading go-to-market intelligence platform for sales and marketing teams. Our cloud-based go-to-market data and insights platform delivers comprehensive and high-quality intelligence and analytics to provide sales and marketing professionals accurate information and insights on the organizations and professionals they target enabling our customers to shorten sales cycles and increase win rates by enabling sellers and marketers to deliver the right message, to the right person, at the right time.
We are able to deliver high-quality intelligence at scale by leveraging an artificial intelligence (“AI”) and machine learning (“ML”) powered engine that gathers data from millions of sources in real time and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people at scale. This data engine and our team of research analysts and data scientists enrich our platform by providing deep insights, such as personnel moves, pain points, or planned investments, technologies used by companies, intent signals, decision-maker contact information, advanced attributes (such as time series growth, granular department and location information, and employee trends), organizational charts, news and events, hierarchy information, locations, and funding details. Our customers access insights directly in our platform and can also integrate our data and insights directly into their customer relationship management system (“CRM”) or sales and marketing automation systems, to improve their existing go-to-market processes.
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by our CEO, Henry Schuck. DiscoverOrg achieved significant organic growth since its founding and acquired Zoom Information, Inc. (“Pre-Acquisition ZI”) in February 2019 to further expand the breadth of our go-to-market intelligence, industry coverage, and addressable market opportunity. The combined business was incorporated as ZoomInfo Technologies Inc. in November 2019 for the purposes of facilitating the IPO. On June 8, 2020, ZoomInfo completed the IPO.
Our corporate headquarters are located in Vancouver, Washington. The company has additional offices across the United States, including in Waltham, Massachusetts; Bellevue, Washington; Bethesda, Maryland; Conshohocken, Pennsylvania; Grand Rapids, Michigan; San Mateo, California; and Atlanta, Georgia, as well as a presence in Ra’anana, Israel. Our primary website address is www.zoominfo.com. The information on our website is not incorporated herein or otherwise a part of this Annual Report on Form 10-K.
Our Platform
Our cloud-based go-to-market data and insights platform delivers comprehensive and high-quality intelligence and analytics to provide sales and marketing professionals accurate information and insights on the organizations and professionals they target.
We enhance the breadth of this intelligence with deep insights, such as personnel moves, pain points, or planned investments, technologies used by companies, intent signals, decision-maker contact information, advanced attributes (such as time series growth, granular department and location information, and employee trends), organizational charts, news and events, hierarchy information, locations, and funding details. All of this can be integrated directly into our customers’ CRM and sales & marketing automation systems.
This 360-degree view provides detailed understanding, and coupled with our analytics, shortens sales cycles and increases win rates by enabling sellers and marketers to deliver the right message, to the right person, at the right time. Our intelligence is kept up to date in real time. This is accomplished through a combination of robust systems and processes leveraging AI, ML, and our proprietary human-in-the-loop approach.

Our Data Engine
We deliver high-quality intelligence at scale by leveraging an AI and ML powered engine that gathers data from millions of sources and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people at scale. We aggregate and extract distinct types of data, such as revenue, locations, technologies, keywords, contact information, including email addresses, titles, and phone numbers, and many others, from millions of public and proprietary sources. Our evidence-based ML algorithm scores, ranks, and makes determinations about these billions of data points each week. To help train our AI and ML technologies and augment our contributory network, we have a team of research analysts and data scientists with deep expertise in cleaning B2B data. This human-in-the-loop team plays a strategic role, focusing on quality assurance and addressing data and intelligence gaps that technology alone cannot solve. We have processes in place to use our research team to tag anomalies in data, review data pieces that require another manual verification, identify patterns to transform this understanding into algorithms, and identify methods to automate data gathering. We are able to provide a guarantee of 95%+ accuracy as a result of our focus on quality.
Our Competition
We believe there are currently no competitors who offer a sales and marketing intelligence platform as comprehensive as ours. We are able to provide measurable revenue improvement; accuracy, depth and coverage of data; unique data points to leverage insights; and a platform that can be integrated and automated with a variety of CRM or marketing platforms. In limited circumstances, we will see other vendors that focus on specific use-cases, niche end-markets, or leveraging legacy and/or inaccurate data sets try to compete in potential deals. These potential competitors include LinkedIn Sales Navigator, D&B Hoovers, and TechTarget.
We believe the principal factors that drive competition between vendors in the market include:
•comprehensive platform offering;
•quality and accuracy of data;
•breadth and depth of data;
•ease of use and deployment;
•tangible benefits and ROI for customers;
•data privacy and security;
•ability to integrate with customers’ CRM and sales and marketing automation systems; and
•sophistication of solutions used to manage, maintain and combine intelligence.
We believe we compete favorably across these factors. We have achieved a median sales cycle of less than 30 days from opportunity creation to close. For additional information, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Our Customers
Our large and diversified customer base spans a wide variety of industry verticals, including software, business services, manufacturing, telecommunications, financial services, media and internet, transportation, education, hospitality, and real estate. Our customers range from the largest global enterprises, to mid-market companies, down to small businesses. No single customer contributed more than 1% of revenue for the year ended December 31, 2020.

Intellectual Property
Protecting our intellectual property and proprietary technology is an important aspect of our business. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as written agreements and other contractual provisions, to protect our proprietary technology, processes and other intellectual property.
We own a number of patents, registered trademarks (including ZOOMINFO and DISCOVERORG, among others) and copyrights in the United States. We also have a portfolio of registered domain names (including zoominfo.com) for websites that we use in our business.
In addition, we generally enter into confidentiality agreements and invention or work product assignment agreements with employees and contractors involved in the development of our proprietary intellectual property.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective.
Data Privacy and Protection
The business contact information and other personal data we collect and process are an integral part of our products and services. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the United States, as well as the enactment of the European Union’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, the United Kingdom’s transposition of GDPR into its domestic laws post Brexit in January 2021, and the California Consumer Privacy Act (“CCPA”), which took effect in January 2020. Other data privacy or data protection laws or regulations are under consideration in other jurisdictions. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our customers. These laws impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with the ability to opt out of such personal data collection, and place downstream obligations on our customers relating to their use of the information we provide.
These complex laws may be implemented, interpreted, or enforced in a non-uniform or inconsistent way across jurisdictions and we may not be aware of every development that impacts our business. These laws may also require us to make additional changes to our services in order for us or our customers to comply with such legal requirements and may also increase our potential liability as a result of higher potential penalties for noncompliance. These and other legal requirements could reduce our ability to gather personal data used in our products and services. They could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process personal data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. For example, the European Union Court of Justice recently struck down a permitted personal data transfer mechanism between the European Union and the United States and introduced requirements to carry out risk assessments in relation to use of other data transfer mechanisms. This may increase regulatory and compliance burdens and may lead to uncertainty about or interruptions of personal data transfers from Europe to the United States (and beyond). Use of other data transfer mechanisms now involves additional compliance steps and in the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.

The costs of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather personal data needed to provide our products and services, negatively impact the use or adoption of our products and services, reduce overall demand for our products and services, make it more difficult for us to meet expectations from or commitments to customers and users, lead to significant fines, penalties, or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.
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
Our respect for laws and regulations regarding the collection and processing of personal data underlies our strategy to improve our customer experience and build trust. Our privacy team is devoted to processing and fulfilling any requests regarding access to and deletion of their contact information in our platform. In particular, we have developed a “Privacy Center” on our website as a one-stop-shop for any person to submit access requests, request opt-out, or delete his or her information from our database. We have implemented a program for providing direct notifications to individuals in certain jurisdictions, including the European Union and California, which we plan to expand to our entire database. In addition, we endeavor to honor opt-out requests across our entire database.
Our privacy and legal teams are focused on any applicable privacy laws and regulations and monitor changes to such laws and regulations with a view to implementing what we believe are best practices in the industry. Our sales, privacy, and data practices teams are well versed in helping customers and prospective customers navigate relevant privacy concerns and requirements with respect to our platform.
For more information, please read “Risk Factors – Risks Related to Our Business and Industry - Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services” in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital
As of December 31, 2020, we had 1,747 employees, consisting of 403 in cost of service, 775 in sales and marketing, 385 in research and development, and 184 in general and administrative. Of these, 87% of our employees were located in the U.S.

Diversity and Inclusion
We place a high value on diversity and inclusion and are committed to ensuring that our organization creates a sense of belonging for all employees. Understanding that representation matters, as part of our Global Inclusion and Diversity Initiative (GIDI), we take an active role in focusing on the equity, advancement and empowerment of all communities, and strategize ways to increase diversity through recruitment, retention, professional development, diversity education, and community outreach. As ZoomInfo continues to grow, we want to empower all employees to excel in their professional objectives and feel proud to work for a company that celebrates their individuality while recognizing their differences.
We believe in the power of the team. Winning teams look for the best talent, regardless of background. We know that employees are our greatest asset, and we are proud of the diversity that we foster in our workplaces.
As of December 31, 2020, our U.S. workforce was approximately 21% ethnically diverse. Ethnically diverse is defined as individuals who self-identify in one or more of the following groups: Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander or Two or More Races or Ethnicities. In addition, 35% of the Company’s U.S. workforce identified as female and 1% identified as non-binary gender.
Benefits, Safety, and Wellness
We aim to offer fair compensation and benefits that encourage employee well-being as well as attract and retain top talent. Our compensation packages provide a competitive salary and bonus, medical, dental, vision, retirement benefits, and generous paid time off.
To address the safety and health of our employees during the COVID-19 pandemic, in the first quarter of 2020, we temporarily closed all of our offices and enabled our entire workforce to work remotely. We are proud of the great flexibility and engagement demonstrated by our employees during this time, allowing us to preserve business continuity without sacrificing our commitment to keeping our team and our communities safe.
Training and Development
Ensuring our employees have access to development opportunities and understand how to grow their career at ZoomInfo is a key tenet of our talent and engagement practices. As part of our efforts, we invest in a robust learning management system for employees, complete with online courses and live training on a variety of topics. To recognize and promote outstanding employees, we perform a comprehensive annual talent review process, through which we empower employees to drive their professional development in a way that also aligns with company objectives and our company values.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at http://ir.zoominfo.com/financial-information/sec-filings or by contacting our Investor Relations department at our office address listed above following our filing of any of these reports with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse impact on our financial position, results of operations, or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. You should carefully review the information provided in this section before making an investment in our Company.
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
Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic, including the retail, restaurant, hotel, hospitality, consumer discretionary, airline, and oil and gas industries and companies whose customers operate in impacted industries, may reduce their technology or sales and marketing spending or delay their sales transformation initiatives as a result of the pandemic, which could materially and adversely impact our business. During 2020, we experienced certain headwinds as a result of the pandemic that adversely impacted our business. In early 2020, we experienced headwinds in some sales cycles as business leaders adapted to the impacts of the pandemic and we saw heightened cancellations and reductions in spend from customers in heavily impacted industries relative to pre-COVID time frames. We also experienced longer sales cycles and more intense scrutiny, particularly for larger purchases and upgrades as customers and prospects re-assessed their growth trajectory in light of the changing economic environment. These headwinds dissipated during the course of 2020 and by the end of the year, demand for our platform normalized and returned to levels materially consistent with historical trends. However, there can be no assurance that we won’t experience similar or other headwinds as a result of the pandemic in future periods. Any such factors could result in our experiencing slowed growth or a decline in new customer demand for our platform and lower demand from our existing customers for upgrades within our platform, as well as existing and potential customers reducing or delaying purchasing decisions. We could also experience an increase in prospective customers seeking lower prices or other more favorable contract terms and current customers attempting to obtain concessions on the terms of existing contracts, including requests for early termination or waiver or delay of payment obligations, all of which has adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.
In response to the COVID-19 pandemic, we have temporarily closed all of our offices (including our headquarters), enabled our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted company events to virtual-only experiences, and we may deem it advisable to similarly alter, postpone, or cancel entirely additional events in the future. If the COVID-19 pandemic worsens, especially in regions where we have offices, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.
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
The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic including vaccine availability and deployment; the impact on the health and welfare of our employees and their families; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; delays in hiring and onboarding new employees; and the effect on our partners, vendors, and supply chains, all of which are uncertain and cannot be predicted. Because of our largely subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.
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
Our products and services rely heavily on the collection and use of information to provide effective insights to our customers and users. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the United States, as well as the enactment of GDPR, which took effect in May 2018, the United Kingdom’s transposition of GDPR into its domestic laws post Brexit (as defined below) in January 2021, and the CCPA, which took effect in January 2020. Other data privacy or data protection laws or regulations are under consideration in other jurisdictions. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our customers. These laws impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with the ability to opt out of such personal data collection, and place downstream obligations on our customers relating to their use of the information we provide.
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
These complex laws may be implemented, interpreted, or enforced in a non-uniform or inconsistent way across jurisdictions and we may not be aware of every development that impacts our business. These laws may also require us to make additional changes to our services in order for us or our customers to comply with such legal requirements and may also increase our potential liability as a result of higher potential penalties for noncompliance. These and other legal requirements could reduce our ability to gather personal data used in our products and services. They could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process personal data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. For example, the European Union Court of Justice recently struck down a permitted personal data transfer mechanism between the European Union and the United States and introduced requirements to carry out risk assessments in relation to use of other data transfer mechanisms. This may increase regulatory and compliance burdens and may lead to uncertainty about or interruptions of personal data transfers from Europe to the United States (and beyond). Use of other data transfer mechanisms now involves additional compliance steps and in the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.
The costs of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather personal data needed to provide our products and services, negatively impact the use or adoption of our products and services, reduce overall demand for our products and services, make it more difficult for us to meet expectations from or commitments to customers and users, lead to significant fines, penalties, or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.
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
Since the enactment of CCPA, new privacy and data security laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States. A ballot initiative from privacy rights advocates intended to augment and expand the CCPA called the California Privacy Rights Act (“CPRA”) was passed in November 2020 and will take effect in January 2023 (with a look back to January 2022). The CPRA will significantly modify the CCPA, including creating a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, and information security in the United States and other jurisdictions, and we cannot determine the impact such future laws, regulations, and standards may have on our business. We could be subject to legal claims, government action, or harm to our reputation or incur significant remediation costs if we experience a security breach or our practices fail, or are seen as failing, to comply with our policies or with applicable laws concerning personally identifiable information.
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
Our current competitors include:
•free online and offline sources of information on companies and business professionals, including government records, telephone books, company websites, and open online databases of business professionals, such as LinkedIn Sales Navigator, D&B Sales & Marketing Solutions, and TechTarget;
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales, marketing, and recruiting, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology and information. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments, such as potential trade wars, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Further actions or inactions of the U.S. or other major national governments, including the United Kingdom’s exiting the European Union (“Brexit”), may also impact economic conditions, which could result in financial market disruptions or an economic downturn.
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
Our product offerings are also concentrated by varying degrees across different industries, particularly the software and business services industries in the United States. In 2019, approximately 39% and 29% of our customers, as measured by ACV, operated in the software and business services industries, respectively. In 2020, approximately 45% and 23% of our customers, as measured by ACV, operated in the software and business services industries, respectively. Our customer base suffers when financial markets experience volatility, illiquidity, and disruption, which has occurred in the past and may reoccur, and the potential for increased and continuing disruptions going forward present considerable risks to our business and revenue.

We generate revenue from sales of subscriptions to our platform and data, and any decline in demand for the types of technologies and information we offer would negatively impact our business.
For the year ended December 31, 2020, we derived approximately 99% of our revenue from subscription services and expect to continue to generate revenue from the sale of subscriptions to our platform and data. As a result, the continued use of telephones and email as a primary means of B2B sales, marketing, and recruiting, and the continued use of internet cloud-based platforms to access telephone, email, and related information for such purposes, is critical to our future growth and success. If the sales and marketing information market fails to grow, or grows more slowly than we currently anticipate, or if there is a decrease in the use of telephones and email as primary means of B2B communication, demand for our platform and data would be negatively affected.
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
Our technologies that allow our platform to interoperate with various third-party applications (which we call “integrations”) are critically important to our business. Many of our customers use our integrations to access our data from within, or send data to, CRM, marketing automation, applicant tracking, sales enablement, and other systems, including Salesforce.com, Marketo, HubSpot, Microsoft Dynamics, Oracle Sales Cloud, and a variety of other commonly used tools. The functionality of these integrations depends upon access to these systems, which is not within our control. For instance, as of December 31, 2020, approximately 60% of our customers used our Salesforce.com integration. Some of our competitors own, develop, operate, or distribute CRM and similar systems or have material business relationships with companies that own, develop, operate, or distribute CRM and similar systems that our platform integrates into. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their CRM and similar systems or those of their business partners. In addition, companies that already operate CRM and similar systems may choose to become competitive with ZoomInfo. See also “—Larger and more well-funded companies with access to significant resources, large amounts of data or data collection methods and sophisticated technologies may shift their business model to become competitive with us.”
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
As part of our business strategy, from time to time we make investments in, or acquisitions of, complementary businesses, services, databases, and technologies, and we expect that we will continue to make such investments and acquisitions in the future to further grow our business and our product and service offerings. For example, in February 2019, we completed our largest acquisition to date of Pre-Acquisition ZI, for $748.0 million, net of cash acquired. We have incurred severance costs and expect to incur additional costs to integrate prior acquisitions, such as IT integration expenses and costs related to the renegotiation of redundant vendor agreements. Since January 1, 2018, we have acquired substantially all of the assets of other businesses as well, including NeverBounce, Komiko, Inc., Clickagy, LLC and EverString Technology, LLC. We may have difficulty effectively integrating the personnel, businesses, and technologies of these acquisitions into our Company and achieving the goals of those acquisitions.
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
We may not be able to successfully implement our strategic initiatives in accordance with our expectations, or in the timeframe we desire, which may result in an adverse impact on our business and financial results. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations, and financial condition will be harmed and we may not be able to achieve or maintain profitability.
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
We have estimated the size of our total addressable market based on internally generated data and assumptions, and such information is inherently imprecise. In addition, our projections, assumptions, and estimates of opportunities within our market are subject to a high degree of uncertainty and risk due to a variety of factors, including, but not limited to, those described in this Annual Report on Form 10-K. If these internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market may be more limited than our estimates. In addition, these inaccuracies or errors may cause us to misallocate capital and other critical business resources, which could harm our business.
Even if our total addressable market meets our size estimates and experiences growth, we may not continue to grow our share of the market. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our estimates of our total addressable market should not be taken as indicative of our ability to grow our business.
We may experience quarterly fluctuations in our operating results due to a number of factors which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance, and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described in this Annual Report on Form 10-K, factors that may affect our quarterly operating results include the following:
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
Our success depends in part on our ability to expand sales to customers located outside of the United States. For the years ended December 31, 2020, 2019, and 2018, our business outside of the United States accounted for approximately 9%, 9%, and 7% of total revenue, respectively. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be as receptive to our products and services as we anticipate. Expansion of sales to international customers may also create challenges for our U.S.-based sales and customer experience functions and may require us to consider expanding operations internationally. A significant increase in international customers or an expansion of our operations into other countries could create additional risks and challenges, including:
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
•uncertainty regarding regulation, currency, tax, and operations resulting from Brexit that could disrupt trade, the sale of our services and commerce and movement of our people between the United Kingdom, the European Union, and other locations;
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
We may experience breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities including attempts by former, current or future employees to misuse their authorized access and/or gain unauthorized access to our systems. Actual or perceived breaches of our security could subject us to regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations and other liabilities. Any such incident could also materially damage our reputation and harm our business, results of operations and financial condition. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.
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
Risks Related to Certain Accounting and Financial Reporting Matters
Changes in existing financial accounting standards or practices may harm our results of operations.
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
In particular, in May 2014, the FASB and International Accounting Standard Board jointly issued a new revenue recognition standard, ASU 2014-09, Revenue from Contracts with Customers, later codified as Accounting

Standards Codification (“ASC”) Topic 606 (collectively with subsequent amendments, “Topic 606”), that is designed to improve financial reporting by creating a common recognition guidance for U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services.
We adopted Topic 606, effective January 1, 2018, using the full retrospective method of adoption as if the adoption occurred on January 1, 2017, while Pre-Acquisition ZI adopted Topic 606 effective January 1, 2019, using the modified retrospective method of adoption. Results for Pre-Acquisition ZI beginning after January 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be presented in accordance with their historic accounting under ASC Topic 605, Revenue Recognition. We believe that the revenue presented for Pre-Acquisition ZI in 2018 would not have materially changed, had Pre-Acquisition ZI used the full retrospective method of adoption for Topic 606 and restated their 2018 revenue figures. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies within our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
Failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of SOX has impaired and could continue to impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. Our failure to establish or maintain appropriate internal financial reporting controls and procedures, could cause us to fail to meet our reporting obligations on a timely basis, has resulted in and could in the future result in material misstatements in our consolidated financial statements, and could harm our operating results. In addition, we are required, pursuant to Section 404 of SOX, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report on Form 10-K following the completion of the IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Beginning with our second annual report on Form 10-K following the completion of the IPO, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 of SOX in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting.
In addition to our results determined in accordance with U.S. GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in this Annual Report on Form 10-K and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
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
In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, our management and auditors determined that a material weakness existed in the internal control over financial reporting due to insufficient controls over the review and approval of manual journal entries, including appropriate segregation of duties, and limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by the company. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. While we remediated several of the issues described above and continue to take remediation steps, including hiring additional personnel around and subsequent to December 31, 2018, including a new chief financial officer with experience with scale subscription businesses and a vice president of accounting and controller with public company experience, and other steps as described under “Controls and Procedures” in Part II, Item 9A of this Annual Report on Form 10-K, we are still in the process of testing our processes, procedures and controls. Our material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness in our internal control over financial reporting had been remediated as of December 31, 2020.
In addition, because the material weakness discussed above has not been determined to have been fully remediated as of December 31, 2020, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2020.
Although we expect the material weakness will be remediated in 2021 as a result of the remediation efforts undertaken by management to date, there can be no assurance that the material weakness will be remediated on a timely basis or at all, or that additional material weaknesses will not be identified in the future. If we are unable to remediate the material weakness, our ability to record, process, and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, to may adversely affect our reputation and business and the market price of our Class A common stock.
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
We have incurred significant net losses in each year since our inception, including net losses of $36.4 million in 2020, $78.0 million in 2019, and $28.6 million in 2018. We may not achieve or maintain profitability in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we hire additional personnel, particularly in sales and marketing and research and development, expand our partnerships, operations and infrastructure, both domestically and internationally, continue to enhance our platform and develop and expand its features, integrations, and capabilities, and expand and improve our platform. We also intend to continue to build and enhance our platform through both internal research and development and selectively pursuing acquisitions that can contribute to the capabilities of our platform. In addition, as we grow, we will incur additional significant legal, accounting, and other expenses that we did not incur as a private company. If our revenue does not increase to offset the expected increases in our operating expenses, we may not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on our platform, any failure to increase our number of paying customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our platform, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
Our balance sheet reflects goodwill of $1,000.1 million and $966.8 million as of December 31, 2020 and 2019, respectively, and intangible assets, net of $365.7 million and $370.6 million as of December 31, 2020 and 2019, respectively. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:
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

Risks Related to Certain Tax Matters
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
As of December 31, 2020, we had total outstanding indebtedness of approximately $756.4 million consisting of outstanding borrowings under our first lien credit facilities. Additionally, we had $100 million of availability under our first lien revolving credit facility as of December 31, 2020. Our substantial indebtedness may:
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
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry, and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control, including those discussed elsewhere in this “Risk Factors” section. Our total principal repayments of debt made in 2020, 2019, and 2018 were $510.9 million, $649.8 million and $3.7 million, respectively. Our total interest expense, net for 2020, 2019, and 2018 was $69.3 million, $102.4 million and $58.2 million, respectively. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
Distributions from ZoomInfo OpCo may in certain periods exceed our liabilities, including tax liabilities, and obligations to make payments under the tax receivable agreements. Our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, which may include, among other uses, to acquire additional newly issued OpCo Units from ZoomInfo OpCo at a per unit price determined by reference to the market value of the Class A common stock, to pay dividends, which may include special dividends, on our Class A common stock and Class C common stock, to fund repurchases of our Class A common stock and Class C common stock, or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders.
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

In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that ZoomInfo Technologies Inc. would otherwise be required to pay in the future, although the U.S. Internal Revenue Service (the “IRS”) may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the ZoomInfo Tax Group may differ from tax benefits calculated under the tax receivable agreements as a result of the use of certain assumptions in the tax receivable agreements, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the tax receivable agreements are an obligation of members of the ZoomInfo Tax Group, but not of ZoomInfo OpCo. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of ZoomInfo OpCo and our possible utilization of tax attributes, including existing tax basis acquired at the time of the IPO, the payments that the members of the ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. We estimate the amount of existing tax basis with respect to which our Pre-IPO Owners are entitled to receive payments under the tax receivable agreements (assuming all Pre-IPO OpCo Unitholders exchange their outstanding OpCo Units (together with a corresponding number of shares of Class B common stock) on December 31, 2020) is approximately $295.2 million (assuming a price of $48.23 per share of Class A common stock, which is the last reported sale price of our Class A common stock on the Nasdaq on December 31, 2020). The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units or the prior owners of the Blocker Companies.
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
Accordingly, it is possible that the actual cash tax benefits realized by the ZoomInfo Tax Group may be significantly less than the corresponding tax receivable agreement payments or that payments under the tax receivable agreements may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the tax receivable agreements exceed the actual cash tax benefits that the ZoomInfo Tax Group realizes in respect of the tax attributes subject to the tax receivable agreements and/or payments to ZoomInfo Technologies Inc. by ZoomInfo HoldCo are not sufficient to permit ZoomInfo Technologies Inc. to make payments under the tax receivable agreements after it has paid taxes and other expenses. Assuming that the market value of a share of Class A common stock were to be equal to $48.23 per share, which is the last reported sale price of our Class A common stock on the Nasdaq on December 31, 2020, and that LIBOR were to be 0.34% and based upon certain other assumptions described in “Certain Relationships and Related Person Transactions - Tax Receivable Agreements” in the IPO Prospectus, we estimate that if ZoomInfo Technologies Inc. were to exercise its termination right on December 31, 2020 the aggregate amount of these termination payments would be approximately $2,323.9 million. The foregoing number is merely an estimate and the actual payments could differ materially. We may need to incur additional indebtedness to finance payments under the tax receivable agreements to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.
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
As of December 31, 2020, the parties to our stockholders agreement beneficially owned approximately 87.5% of the combined voting power of our Class A, Class B, and Class C common stock, with each share of Class A common stock entitling the holder to one vote, each share of Class B common stock entitling the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share) and each share of Class C common stock entitling the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share upon the automatic conversion of our Class C common stock into shares of Class A common stock) on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. Moreover, we agreed to nominate to our board of directors individuals designated by TA Associates, Carlyle, and our Founders in accordance with our stockholders agreement. TA Associates, Carlyle, and our Founders each retained the right to designate directors for so long as they beneficially own at least 5% of the voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors. Even when the parties to our stockholders agreement cease to own shares of our stock representing a majority of the total voting power, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, they will still be able to significantly influence or effectively control the composition of our board of directors and the approval of actions requiring stockholder approval through their voting power. Accordingly, for such period of time, the parties to our stockholders agreement will have significant influence with respect to our management, business plans, and policies, including the appointment and removal of our officers. In particular, for so long as the parties to our stockholders agreement continue to own a significant percentage of our stock, the parties to our stockholders agreement will be able to cause or prevent a change of control of our Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our Company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock.
In addition, as of December 31, 2020, the Pre-IPO OpCo Unitholders owned 54.5% of the OpCo Units. Because they hold their ownership interest in our business directly in ZoomInfo OpCo, rather than through ZoomInfo Technologies Inc., the Pre-IPO OpCo Unitholders may have conflicting interests with holders of shares of our Class A common stock. For example, if ZoomInfo OpCo makes distributions through ZoomInfo HoldCo to ZoomInfo Technologies Inc., the non-managing members of ZoomInfo OpCo will also be entitled to receive such distributions pro rata in accordance with the percentages of their respective limited liability company interests in ZoomInfo OpCo and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Our Pre-IPO Owners may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the tax receivable agreements that we entered in connection with the IPO, whether and when to incur new or refinance existing indebtedness and whether and when ZoomInfo Technologies Inc. should terminate the tax receivable agreements and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our Pre-IPO Owners’ tax or other considerations even where no similar benefit would accrue to us.
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
As of December 31, 2020, certain affiliates of TA Associates, Carlyle, and our Founders beneficially owned approximately 87.5% of the combined voting power of our Class A, Class B, and Class C common stock and are parties, among others, to a stockholders agreement. As a result, we will continue to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies are not required to have:
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
We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules to (and plan to) rely on exemptions and relief from certain reporting requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions and relief include (i) not being required to comply with the auditor attestation requirements of Section 404 of SOX, (ii) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (iii) reduced disclosure obligations regarding executive compensation, and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. In this Annual Report on Form 10-K, we have not included, and do not plan to incorporate by reference, all of the executive compensation-related information that would be required if we were not an emerging growth company.

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
Each share of our Class A common stock entitles its holder to one vote on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. Shares of Class B common stock have no economic rights but each share entitles its holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share) on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. All of our Class B common stock is held by the Pre-IPO OpCo Unitholders, including the Sponsors and the Founders, and the Pre-IPO HoldCo Unitholders. Shares of Class C common stock have the same economic rights as shares of Class A common stock, but each share entitles its holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share upon the automatic conversion of our Class C common stock into shares of Class A common stock) on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. All of our Class C common stock is held by the Pre-IPO Blocker Holders. The difference in voting rights could adversely affect the value of our Class A common stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B and Class C common stock to have value. Because of the ten-to-one voting ratio between our Class B and Class C common stock, on the one hand, and Class A common stock, on the other hand, the holders of our Class B and Class C common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders so long as the Class B and Class C common stock represent at least 9.1% of all outstanding stock of our Class A, Class B, and Class C common stock. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future. For a description of our multi-class structure, see Exhibit 4.1 to this Form 10-K.
You may be diluted by the future issuance of additional Class A common stock or OpCo Units in connection with our incentive plans, acquisitions, or otherwise.
As of December 31, 2020, we had 2,412,302,619 shares of Class A common stock authorized but unissued, including 216,652,704 shares of Class A common stock issuable upon exchange of OpCo Units or HoldCo Units that are held by the Pre-IPO OpCo Unitholders or the Pre-IPO HoldCo Unitholders, respectively, 86,123,230 shares of Class A common stock issuable upon conversion of 86,123,230 shares of Class C common stock that are held by the Pre-IPO Blocker Holders, and 11,530,734 shares of Class A common stock (based on the closing price of our Class A common stock of $48.23 per share as reported on Nasdaq on December 31, 2020) issuable upon the vesting and conversion of 13,000,955 Class P Units held by the Continuing Class P Unitholders. Our amended and restated certificate of incorporation authorizes us to issue these shares of Class A common stock and options, rights, warrants, and appreciation rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Similarly, the amended and restated limited liability company agreements of ZoomInfo OpCo and ZoomInfo HoldCo permit ZoomInfo OpCo and ZoomInfo HoldCo to issue an unlimited number of additional limited liability company interests of ZoomInfo OpCo and ZoomInfo HoldCo, respectively, with designations, preferences, rights, powers, and duties that are different from, and may be senior to, those applicable to the OpCo Units or the HoldCo Units, as applicable, and which may be exchangeable for shares of our Class A common stock. Additionally, we have reserved an aggregate of 18,650,000 shares of Class A common stock for issuance under our 2020 Omnibus Incentive Plan. In connection with the IPO, 513,440 restricted stock units, 47,620 LTIP Units, 577,879 stock options, which we refer to as “leverage restoration options,” with a strike price equal to the IPO public offering price per share of Class A common stock, and 630,000 Class P Units with a participation threshold (i.e., strike price) equal to the IPO public offering price per share of Class A common stock were granted under our 2020 Omnibus Incentive Plan. Any Class A common stock that we issue, including under our 2020 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our Class A common stockholders.

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
The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate. As of December 31, 2020, we had a total of 87,697,381 shares of our Class A common stock outstanding. Of these shares, 87,630,306 shares of our Class A common stock were freely tradable without restriction or further registration under the Securities Act by persons other than our “affiliates,” as that term is defined under Rule 144 of the Securities Act (“Rule 144”).
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
As of December 31, 2020, (subject to the terms of the applicable limited liability company agreement), an aggregate of 177,586,542 OpCo Units and an aggregate of 390,473,315 HoldCo Units may be exchanged for shares of our Class A common stock and an aggregate of 86,123,230 shares of Class C common stock may be converted into shares of our Class A common stock. Any shares we issue upon exchange of OpCo Units or HoldCo Units or upon the conversion of shares of Class C common stock, as applicable, will be “restricted securities” as defined in Rule 144 and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144.
Subject to certain limitations and exceptions, pursuant to the terms of the amended and restated limited liability company agreement of ZoomInfo OpCo, the holders of 13,630,955 Class P Units, which have a weighted-average per unit participation threshold (i.e., the strike price) of $6.17 per Class P Unit, will be able to exchange their Class P Units into shares of our Class A common stock.

All of such shares will be eligible for resale in the public market, subject, in the case of shares held by our affiliates, to volume, manner of sale, and other limitations under Rule 144. We expect that certain of our Sponsors will continue to be considered affiliates based on their expected share ownership and their board nomination rights. Certain other of our stockholders may also be considered affiliates at the time of their sale of shares of our Class A common stock.
We have filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock issued pursuant to the 2020 Omnibus Incentive Plan. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market. Our registration statement on Form S-8 covers 18,650,000 shares of our Class A common stock. In addition, we have an effective registration statement on Form S-1 under the Securities Act on file that registered 4,500,000 shares of our Class A common stock that may be issued from time to time upon (i) exchange of Class P Units and (ii) settlement of HSKB Phantom Units, in each case held by certain of our officers and employees prior to the IPO.
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
Further, as a Delaware corporation, we are subject to provisions of Delaware law, which may impede or discourage a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our Company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. For further discussion of these and other such anti-takeover provisions, see “Description of Capital Stock—Anti-Takeover Effects of Our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Certain Provisions of Delaware Law” in Exhibit 4.1 to this Form 10-K.
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
General Risk Factors
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
The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of shares of our Class A common stock regardless of our operating performance. You may not be able to resell your shares of our

Class A common stock at or above the public offering price due to a number of factors, such as those listed elsewhere in this “Risk Factors” section and the following:
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Vancouver, Washington and consists of 57,576 square feet under a lease agreement that expires on August 31, 2025.
We maintain additional offices in the United States, including in Waltham, Massachusetts; Bellevue, Washington; Bethesda, Maryland; Conshohocken, Pennsylvania; Grand Rapids, Michigan; San Mateo, California; and Atlanta, Georgia, as well as an international presence in Ra’anana, Israel.
We lease all of our facilities and do not own any real property. Our infrastructure operates out of third-party data centers hosted by Google and Amazon Web Services.
We believe our facilities are adequate and suitable for our current needs. We intend to add new facilities or expand existing facilities as we continue to add employees and expand geographically, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
ITEM 3. LEGAL PROCEEDINGS
We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. There are inherent uncertainties in these matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Although the outcomes of these claims cannot be predicted with certainty, in the opinion of management, the ultimate resolution of these matters would not be expected to have a material adverse effect on our financial position, results of operations, or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock is listed and traded on the Nasdaq Global Select Market under the trading symbol “ZI.” There is no established public trading market for our Class B common stock and our Class C common stock.
Stockholders
As of February 1, 2021, there were six holders of record of our Class A common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of February 1, 2021, we also had 439 holders of record of our Class B common stock and seven holders of record of our Class C common stock.
Dividend Policy
We have no current plans to pay dividends on our Class A common stock or Class C common stock. Holders of our Class B common stock do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution, or winding up of ZoomInfo Technologies Inc., with respect to their Class B common stock. The declaration, amount, and payment of any future dividends on shares of Class A common stock or Class C common stock is at the sole discretion of our board of directors, and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.
Stock Performance Graph
The following shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act or the Exchange Act.
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index (^GSPC) and the Nasdaq Computer Index (^IXCO), assuming an initial investment of $100 at the market close on June 4, 2020, the date our stock commenced trading on the Nasdaq Global Select Market. Data for the S&P 500 Index and the Nasdaq Computer Index assume reinvestment of dividends.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Recent Sales of Unregistered Equity Securities
On October 14, 2020, in connection with our acquisition of substantially all the assets, and certain specified liabilities, of Clickagy, LLC, ZoomInfo Technologies Inc. issued 67,075 shares of Class A common stock in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Such issuance did not involve any public offering or general solicitation, nor were any commissions paid by the Company to any person in connection thereto.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our Class A common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2020	—	$—	—	—
November 1 through November 30, 2020	—	$—	—	—
December 1 through December 31, 2020	20,617	$46.06	—	—
Total	20,617	$46.06	—	—
________________
(1) All of these shares were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB Phantom Units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan and restricted stock units awarded under our 2020 Omnibus Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA
The following tables present the selected historical consolidated financial data for ZoomInfo OpCo and its subsidiaries and ZoomInfo Technologies Inc. and its subsidiaries for the periods and the dates indicated. ZoomInfo Technologies Inc. is a holding company, and its sole material asset is a controlling equity interest in ZoomInfo HoldCo, which is a holding company whose sole material asset is a controlling equity interest in ZoomInfo OpCo. ZoomInfo Technologies Inc. operates and controls all of the business and affairs of ZoomInfo OpCo through ZoomInfo HoldCo and, through ZoomInfo OpCo and its subsidiaries, conducts our business. ZoomInfo OpCo is the predecessor of ZoomInfo Technologies Inc. for financial reporting purposes following the completion of the IPO. As a result, the consolidated financial statements of ZoomInfo Technologies Inc. recognized the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical financial statements of ZoomInfo OpCo. ZoomInfo Technologies Inc. consolidates ZoomInfo OpCo through ZoomInfo HoldCo in its consolidated financial statements and records a non-controlling interest related to the OpCo Units and HoldCo Units held by our Pre-IPO Owners on its consolidated balance sheet and statement of operations.
The selected consolidated statements of operations data and selected consolidated statements of cash flows data presented below for the years ended December 31, 2020, 2019, and 2018 have been derived from the audited consolidated financial statements included elsewhere in this report. The selected consolidated balance sheet data presented below as of December 31, 2020 and 2019 have been derived from the consolidated financial statements presented elsewhere in this report , and the selected consolidated balance sheet data presented below as of December 31, 2018 have been derived from the audited consolidated financial statements of ZoomInfo OpCo included in our IPO Prospectus.
Historical results are not necessarily indicative of the results expected for any future period. Our selected consolidated financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in millions, except per share amounts)	2020	2019	2018

Statements of Operations Data:
Revenue	$476.2	$293.3	$144.3
Cost of service:
Cost of service(2)	84.2	43.6	30.1
Amortization of acquired technology	23.3	25.0	7.7
Gross profit	368.7	224.7	106.5
Operating expenses:
Sales and marketing(2)	184.9	90.2	42.4
Research and development(2)	51.4	30.1	6.1
General and administrative(2)	62.8	35.1	20.8
Amortization of other acquired intangibles	18.7	17.6	7.0
Restructuring and transaction related expenses	13.8	15.6	3.6
Total operating expenses	331.6	188.6	79.9
Income (loss) from operations	37.1	36.1	26.6
Interest expense, net	69.3	102.4	58.2
Loss on debt extinguishment	14.9	18.2	—
Other (income) expense, net	(15.4)	—	(0.1)
Income (loss) before income taxes	(31.7)	(84.5)	(31.5)
Benefit (expense) from income taxes	(4.7)	6.5	2.9
Net income (loss)	(36.4)	(78.0)	(28.6)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	(5.1)	(78.0)	(28.6)
Less: Net income (loss) attributable to noncontrolling interests	(27.3)	—	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(4.0)	$—	$—

Net income (loss) per share of Class A and Class C common stock(1):
Basic	$(0.10)	N/A	N/A
Diluted	$(0.11)	N/A	N/A

Balance Sheet Data (at period end):
Cash and cash equivalents	$269.8	$41.4	$9.0
Total assets	$2,327.4	$1,561.9	$591.0
Long-term debt (including current portion)	$744.9	$1,203.3	$633.7
Unearned revenue (including current portion)	$222.7	$159.1	$52.5
Total liabilities	$1,387.8	$1,575.5	$710.1
Temporary equity	$—	$200.2	$—
Permanent equity	$939.6	$(213.8)	$(119.1)

Statements of Cash Flows Data:
Net cash provided by operating activities	$169.6	$44.4	$43.8
Net cash used in investing activities	$(113.3)	$(736.7)	$(13.1)
Net cash provided by (used in) financing activities	$172.2	$725.8	$(29.9)

__________________
(1)Basic and diluted net income (loss) per share of Class A and Class C common stock is applicable only for the period from June 4, 2020 through December 31, 2020, which is the period following the IPO and related Reorganization Transactions (as defined in Note 1 to the Audited Consolidated Financial Statements). See Note 14 for the number of shares used in the computation of net income (loss) per share of Class A and Class C common stock and the basis for the computation of net income (loss) per share.
(2)Includes equity-based compensation expense, as follows:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Cost of service	$27.4	$4.0	$8.3
Sales and marketing	62.6	11.2	15.8
Research and development	13.6	4.7	1.1
General and administrative	18.0	5.2	7.5
Total equity-based compensation expense	$121.6	$25.1	$32.7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
References in this Annual Report on Form 10-K to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-K to “ZoomInfo,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc. and its consolidated subsidiaries unless the context indicates otherwise. Numerical figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
Overview
ZoomInfo is a leading go-to-market intelligence platform for sales and marketing professionals. Our cloud-based platform provides highly accurate and comprehensive information and insights on the organizations and professionals they target, enabling sellers and marketers to shorten sales cycles and increase win rates by delivering the right message, to the right person, at the right time.
We are able to deliver high-quality intelligence at scale by leveraging an AI- and ML-powered engine that gathers data from millions of sources and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people at scale to generate insights. This data engine, augmented by other data sources and our team of research analysts and data scientists, enrich our platform by creating a combination of robust systems and processes that are integrated into the workflows and CRM and sales and marketing automation systems of our customers.
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by our CEO, Henry Schuck. Henry founded the Company to unlock actionable business information and insights to make organizations more successful. Over time, we developed new and innovative methods for gathering and cleansing data and insights using automated processes to scale our capabilities. In February 2019, we acquired Pre-Acquisition ZI and subsequently the combined business has been re-branded as ZoomInfo. Pre-Acquisition ZI developed technologies to gather, parse, and match data at massive scale. We combined Pre-Acquisition ZI’s technology with our technology to deliver more value to customers with our combined platform that provides broader coverage and higher-quality insights.
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

Our software, insights, and data enable over 20,000 companies to sell and market more effectively and efficiently. Our customers operate in almost every industry vertical, including software, business services, manufacturing, telecommunications, financial services, retail, media and internet, transportation, education, hospitality, and real estate, and range from the largest global enterprises, to mid-market companies, down to small businesses. Many of our customers are software and business services companies. In 2020, approximately 45% and 23% of our customers, as measured by ACV, operated in the software and business services industries, respectively. In 2020, less than 4% of our customers, as measured by ACV, operated in the retail, travel, hospitality, consumer goods and services, or oil and gas industries. Our net annual retention rate was 108%, 109%, and 102% in 2020, 2019, and 2018, respectively.
For the year ended December 31, 2020, no single customer contributed more than 1% of revenue. We generate less than 10% of revenue from customers outside the United States. As of December 31, 2020, over 850 customers contracted for more than $100,000 in ACV for ZoomInfo services.
To address our market opportunity, we have built and continue to tune our efficient go-to-market engine. We have integrated our insights and data into an automated engine with defined processes and specialized roles in order to market and sell our services. We are constantly improving the effectiveness of our engine in order to identify and close more business.
We have experienced rapid organic growth, supplemented by additional growth from acquisitions. We generated revenue of $476.2 million for the year ended December 31, 2020, as compared to revenue for the year ended December 31, 2019 of $293.3 million, and income from operations of $37.1 million for the year ended December 31, 2020, as compared to income from operations of $36.1 million for the year ended December 31, 2019. In addition to our consolidated U.S GAAP financial measures, we review various non-GAAP financial measures, including Adjusted Operating Income, Adjusted Operating Income Margin and Adjusted Net Income. See “—Non-GAAP Financial Measures.” Our Adjusted Operating Income was $226.0 million for the year ended December 31, 2020, as compared to $167.1 million for the year ended December 31, 2019. Our Adjusted Operating Income Margin was 47% for the year ended December 31, 2020, as compared to 51% in 2019. Adjusted Operating Income and Adjusted Operating Margin do not include results of operations from acquired entities before their acquisitions.
Recent Developments
Reorganization Transactions
ZoomInfo Technologies Inc. was incorporated in November 2019 with no operating assets or operations for the purposes of facilitating the IPO and other related transactions in order to carry on the business of the operating entity ZoomInfo Holdings LLC (“ZoomInfo OpCo”) (formerly known as DiscoverOrg Holdings, LLC) following the consummation of the transactions described under “Reorganization Transactions” in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K (the “Reorganization Transactions”).
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

The Pre-IPO OpCo Unitholders and the Pre-IPO HoldCo Unitholders that held voting units before the IPO and that continue to hold OpCo Units or HoldCo Units, as applicable, hold all of the issued and outstanding shares of our Class B common stock. The shares of Class B common stock have no economic rights but each share entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share) on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. The Pre-IPO Blocker Holders hold all of the issued and outstanding shares of our Class C common stock. The shares of Class C common stock have the same economic rights as shares of Class A common stock, but each share entitles the holder to ten votes (for so long as the aggregate number of outstanding shares of our Class B common stock and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share upon the automatic conversion of our Class C common stock into shares of Class A common stock) on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally. Holders of outstanding shares of our Class A common stock, Class B common stock, and Class C common stock vote as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law.
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
As a result of the COVID-19 pandemic, we experienced headwinds and tailwinds that impacted our business. In early 2020, we experienced headwinds in some sales cycles as business leaders adapted to the impacts of the pandemic. Our sales teams adjusted to the new environment and drove improved sales and retention activity relative to prior year results. Customers in heavily impacted industries represented less than 4% of ACV, and in early 2020, we saw heightened cancellations and reductions in spend from this subset of customers relative to pre-COVID time frames. We also experienced longer sales cycles and more intense scrutiny, particularly for larger purchases and upgrades as customers and prospects re-assessed their growth trajectory in light of the changing economic environment. These headwinds dissipated during the course of the year and were partially offset by tailwinds we experienced relating to reduced spending on travel, facilities, and marketing events. By the end of 2020, demand for our platform normalized and returned to levels materially consistent with historical trends. We acknowledge the extent and continued impact of the COVID-19 pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak; government responses to the pandemic including vaccine availability and deployment; its impact on the health and welfare of our employees and their families; its impact on our customers and our sales cycles; its impact on customer, industry, or employee events; delays in hiring and onboarding new employees; and effects on our partners and vendors, some of which are uncertain, difficult to predict, not within our control. Furthermore, because of our largely subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.
To address the safety and health of our employees during the COVID-19 pandemic, in the first quarter of 2020 we temporarily closed all of our offices and enabled our entire workforce to work remotely. These changes remained largely in effect throughout 2020 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected, and are not expected to materially, affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Human Capital” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Secondary Offerings
On August 24, 2020, certain selling stockholders, including entities affiliated with the Sponsors, completed a secondary offering of 17,179,135 shares of Class A common stock at a price to the public of $37.00 per share. The selling stockholders received all of the net proceeds of approximately $615.0 million after deducting the underwriting discount.
On December 4, 2020, certain selling stockholders, including entities affiliated with the Sponsors, completed a secondary offering of 14,375,000 shares of Class A common stock at a price to the public of $45.00 per share. The selling stockholders received all of the net proceeds of approximately $631.0 million after deducting the underwriting discount.
Acquisitions
In October 2020, the Company acquired substantially all the assets, and certain specified liabilities, of Clickagy, LLC, a leading provider of artificial intelligence-powered buyer intent data. In November 2020, the Company acquired EverString Technology, LLC, a leading artificial intelligence-powered, business-to-business (B2B) data solutions provider. In connection with these acquisitions, the Company has agreed to pay an aggregate cash consideration, inclusive of vesting cash retention payments, of approximately $71.7 million, subject to working capital and other customary adjustments, and issued 67,075 shares of unregistered Class A common stock of the Company. We funded cash payments made at closing with cash on hand. Neither acquisition had a material impact on the Company’s results of operations for the three months or year ended December 31, 2020 or the Company’s financial position as of December 31, 2020. The initial accounting of the business combinations is incomplete as of the issuance date of these financial statements. The fair values of assets acquired and liabilities assumed may be subject to change as additional information is received, including the finalization of tax assets and liabilities.
Senior Unsecured Notes Offering
In February 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc., completed an offering of $350.0 million in aggregate principal amount of 3.875% senior notes due 2029. We used all of the net proceeds, along with cash on hand, to prepay $356.4 million aggregate principal amount of our first lien term loans outstanding under the first lien credit agreement (the “Debt Prepayment”). Following the Debt Prepayment, as of February 2, 2021, $400.0 million aggregate principal amount of first lien term loans were outstanding under our first lien credit agreement.
First Lien Credit Agreement Amendment
In February 2021, ZoomInfo LLC entered into an amendment to our first lien credit agreement, pursuant to which, among other things, there will be (i) an increase in the aggregate commitments to $250.0 million under our first lien revolving credit facility, (ii) the addition of the ZoomInfo Technologies LLC as a co-borrower, (iii) the repricing of our first lien term loan facility maturing in February 2026 and first lien revolving credit facility and (iv) an extension of the maturity date of our first lien revolving credit facility to November 2025.
Factors Affecting the Comparability of Our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Impact of the Reorganization Transactions
ZoomInfo Technologies Inc. is a corporation for U.S. federal and state income tax purposes. Our accounting predecessor, ZoomInfo OpCo, was and is treated as a flow-through entity for U.S. federal income tax purposes, and as such, only certain subsidiaries that were organized as corporations for U.S. federal income tax purposes have been subject to U.S. federal income tax at the entity level historically. Accordingly, unless otherwise specified, the historical results of operations and other financial information set forth in this Annual Report on Form 10-K only include a provision for U.S. federal income tax for income allocated to those subsidiaries that were organized as corporations for U.S. federal income tax purposes. Following the completion of the Reorganization Transactions, ZoomInfo Technologies Inc. pays U.S. federal and state income taxes as a corporation on its share of our taxable income.
ZoomInfo OpCo is the predecessor of ZoomInfo Technologies Inc. for financial reporting purposes. As a result, the consolidated financial statements of ZoomInfo Technologies Inc. recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of ZoomInfo OpCo, the accounting predecessor.
In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreements described in Note 18 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Initial Public Offering
In June 2020, the company completed its IPO which significantly impacted our cash, first and second lien indebtedness, and temporary and permanent equity balances. See “—Recent Developments.” The IPO, driven by the associated first and second lien term loan repayments, significantly reduced our interest expense relative to historical results.
Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include NeverBounce in September 2018, Pre-Acquisition ZI in February 2019, Komiko in October 2019, Clickagy in October 2020, and EverString in November 2020. In addition, Pre-Acquisition ZI acquired Datanyze in September 2018. As discussed below under “—Results of Operations,” these acquisitions have been a significant driver of our revenue, cost of service, operating expense, and interest expense growth. Purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date, including unearned revenue. Revenue from contracts that are impacted by the estimate of fair value of the unearned revenue upon acquisition will be recorded based on the fair value until such contract is terminated or renewed, which will differ from the receipts received by the acquired company allocated over the service period for the same reporting periods.
Impact of the Zoom Information Acquisition
On February 1, 2019, we acquired, through a newly formed wholly owned subsidiary, Zebra Acquisition Corporation, 100% of the stock of Pre-Acquisition ZI for $748.0 million, net of cash acquired (the “Zoom Information Acquisition”). Pre-Acquisition ZI was a provider of company and contact information to sales and marketing professionals.
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

In connection with the Zoom Information Acquisition, ZoomInfo OpCo entered into an $865.0 million first lien term loan facility, a $100.0 million first lien revolving credit facility, which was undrawn at the time of the acquisition, and a $370.0 million second lien term loan facility, and issued $207.0 million of Series A Preferred Units. In addition to funding the Zoom Information Acquisition, the additional proceeds from such facilities and Series A Preferred Units were used to repay existing debt. These debt facilities drove a significant impact to our interest expense from the date of the acquisition. We would have expected interest expense for the year ended December 31, 2020 to be greater than that of the year ended December 31, 2019 due to the debt being outstanding for the entire period in 2020. However, this increase was mitigated and offset by (a) a reduction in interest rates period over period, and (b) the debt repayments and prepayments referenced above and in Note 8 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
We recognized approximately $85.3 million of revenue from legacy Pre-Acquisition ZI platform contracts with acquired customers, including the renewals and upsells thereof, during the year ended December 31, 2019, of which $32.3 million was included in the unearned revenue balance recorded at the acquisition date. The fair value of acquired unearned revenue was $34.5 million, which differs from the unearned revenue recorded by Pre-Acquisition ZI immediately prior to the acquisition of $68.3 million. For the year ended December 31, 2019, the amounts received or billed by Pre-Acquisition ZI in advance of revenue recognition as of the acquisition date allocated over the service period post-acquisition was $63.9 million, which was $31.6 million greater than the amount recognized into revenue for those receipts and billings based on their fair value.
We incurred approximately $2.7 million of transaction costs related to the Zoom Information Acquisition. We paid $29.7 million related to the secured credit facilities, which was accounted for as a debt discount. We also incurred $0.6 million in transaction costs associated with issuing the new Series A Preferred Units, which were issued at a 3% discount, which transaction costs were deducted from the proceeds received from the units.
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
Additionally, as part of the integration of Pre-Acquisition ZI, we identified that certain roles and responsibilities were redundant between the two companies and terminated the employment of certain executives immediately upon the closing of the transaction. We subsequently eliminated additional positions that were no longer needed as a result of the functionally aligned reporting structure, including the Russia operations of Pre-Acquisition ZI, certain development positions in Vancouver, Washington, and certain executives from DiscoverOrg and Pre-Acquisition ZI. Expenses relating to severance paid were recorded as restructuring and transaction expenses on the statement of operations with the majority of those expenses being recognized in the three months ended March, 31, 2019, and not recurring in 2020. Expenses relating to any accelerated payments under the Cash Vesting Payment Program (see Note 4 to our audited financial statements included elsewhere in this Annual Report on Form 10-K) were recorded as operating expense according to the functional area aligning to the employee’s salary and is included in integration and transaction-related compensation expenses when calculating non-GAAP metrics.
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
Equity-Based Compensation
In December 2019, HSKB modified all outstanding awards to add an alternative performance and time vesting condition and to also permit settlement through exchange into the Company’s public shares in addition to the existing cash-settlement option. This modification resulted in the revaluation of the awards in accordance with U.S. GAAP. Through the date of modification, no equity-based compensation had been recognized for these awards as the qualifying event (i.e., the IPO) was not probable. Upon completion of the IPO, the Company recognized $57.6 million of additional compensation expense attributable to service periods already elapsed on HSKB awards and the acceleration of vesting select Class P Units. The remaining unamortized fair value as of the modification date will be recognized as equity-based compensation over the remaining service period of the awards. In addition to the impact of the modified HSKB awards, new awards and modifications that took place as part of the Reorganization Transactions and the IPO will contribute to higher equity-based compensation expense in 2020 and 2021. See Note 16 - Equity-based Compensation for unamortized equity-based compensation costs related to each type of equity-based incentive award.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform. The majority of revenue growth when comparing the year ended December 31, 2020 to the year ended December 31, 2019 was the result of new customers added over the last 24 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory network. We will need to continue to invest in our efficient go-to-market effort to acquire new customers. As of December 31, 2018, we had over 11,000 customers on a combined basis, including non-overlapping customers of Pre-Acquisition ZI. As of December 31, 2019, we had over 14,000 customers. As of December 31, 2020, we had over 20,000 customers. We define a customer as a company that maintains one or more active paid subscriptions to our platform.
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
Our ability to expand relationships with existing customers and deliver additional high-value solutions is demonstrated by our net annual retention rate. We measure our retention rate on an annual basis and define annual net revenue retention as the total ACV generated by our customers and customers of Pre-Acquisition ZI at the end of the year divided by the ACV generated by the same group of customers at the end of the prior year. Our net annual retention rate was 108%, 109%, and 102% for the years ended December 31, 2020, 2019, and 2018, respectively. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of December 31, 2020, we had more than 850 customers with over $100,000 in ACV.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe certain non-GAAP measures are useful in evaluating our operating performance. These measures include, but are not limited to, Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share which are used by management in making operating decisions, allocating financial resources, internal planning and forecasting, and for business strategy purposes. We believe that non-GAAP financial information is useful to investors because it eliminates certain items that affect period-over-period comparability, and it provides consistency with past financial performance and additional information about our underlying results and trends by excluding certain items that may not be indicative of our business, results of operations, or outlook.
We view Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per diluted share as operating performance measures. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted Operating Income is U.S. GAAP operating income. We believe that the most directly comparable U.S. GAAP finance measure to Adjusted Operating Income Margin is U.S. GAAP operating income divided by U.S. GAAP revenue. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA and Adjusted Net Income is U.S. GAAP Net Income, and the most directly comparable U.S. GAAP financial measure to Adjusted Net Income per diluted share is U.S. GAAP net earnings per diluted share.
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
The following table presents a reconciliation of Net loss to Adjusted Net Income and Income from operations to Adjusted Operating Income for the periods presented:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Net loss	$(36.4)	$(78.0)	$(28.6)
Add (less): Expense (benefit) from income taxes	4.7	(6.5)	(2.9)
Add: Interest expense, net	69.3	102.4	58.2
Add: Loss on debt extinguishment	14.9	18.2	—
Add (less): Other expense (income), net(a)	(15.4)	—	(0.1)
Income from operations	$37.1	$36.1	$26.6
Add: Impact of fair value adjustments to acquired unearned revenue(b)	2.6	32.2	2.9
Add: Amortization of acquired technology	23.3	25.0	7.7
Add: Amortization of other acquired intangibles	18.7	17.6	7.0
Add: Equity-based compensation	121.6	25.1	32.7
Add: Restructuring and transaction-related expenses(c)	13.8	15.6	3.6
Add: Integration costs and acquisition-related expenses(d)	9.0	15.5	3.2
Adjusted Operating Income	$226.0	$167.1	$83.7
Less: Interest expense, net	(69.3)	(102.4)	(58.2)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	(0.3)	—	0.1
Add (less): Benefit (expense) from income taxes	(4.7)	6.5	2.9
Less: Tax impacts of adjustments to net income (loss)	(13.5)	(9.3)	(0.3)
Adjusted Net Income	$138.2	$62.0	$28.1
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2020, this expense related primarily to professional fees for the preparation for an initial public offering and deferred acquisition cost revaluations. For the year ended December 31, 2019, this expense related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance and acceleration of payments for terminated employees. For the year ended December 31, 2018, this expense related primarily to Carlyle’s investment in us.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the year ended December 31, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses, as well as expense incurred for retention awards granted upon the Company’s acquisitions of RainKing, NeverBounce, and Komiko. For the year ended December 31, 2018, this expense related primarily to retention awards granted upon our acquisition of RainKing and transaction bonuses paid upon Carlyle’s investment in us. See Note 4 to our consolidated financial statements included elsewhere in this report. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Cost of service	$0.4	$0.4	$0.2
Sales and marketing	3.5	5.8	0.6
Research and development	4.1	3.9	0.1
General and administrative	1.1	5.4	2.3
Total integration costs and acquisition-related compensation	$9.0	$15.5	$3.2
We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.

	Year Ended December 31,
($ in millions)	2020	2019	2018
Adjusted Operating Income	$226.0	$167.1	$83.7

Revenue	476.2	293.3	144.3
Impact of fair value adjustments to acquired unearned revenue	2.6	32.2	2.9
Revenue for adjusted operating margin calculation	$478.8	$325.6	$147.2
Adjusted Operating Income Margin	47%	51%	57%
Adjusted Operating Income for the year ended December 31, 2020 was $226.0 million and represented an Adjusted Operating Income Margin of 47%. Adjusted Operating Income for the year ended December 31, 2019 was $167.1 million and represented an Adjusted Operating Income Margin of 51%. Growth in Adjusted Operating Income in the year ended December 31, 2020 relative to the year ended December 31, 2019 was an increase of $58.8 million, or 35%, and was driven primarily from the growth in customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 47% in the year ended December 31, 2020 from 51% in the year ended December 31, 2019 due to incremental sales and marketing expenses related to signing new customers and retaining and upselling existing customers, and general and administration costs to support incremental public company related requirements.
Adjusted Operating Income for the year ended December 31, 2018 was $83.7 million and represented an Adjusted Operating Income Margin of 57%. Growth in Adjusted Operating Income in the year ended December 31, 2019 relative to the year ended December 31, 2018 was an increase of $83.5 million, or 100%, and was driven primarily from the growth in revenue that resulted from the acquisition of Pre-Acquisition ZI and additional customers in 2019. Adjusted Operating Income Margin decreased to 51% in the year ended December 31, 2019 from 57% in the year ended December 31, 2018 due to the lower margin profile of the Pre-Acquisition ZI business and investment to drive revenue growth.

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
The following table presents a reconciliation of net loss to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Net income (loss)	$(36.4)	$(78.0)	$(28.6)
Expense (benefit) from income taxes	4.7	(6.5)	(2.9)
Interest expense, net	69.3	102.4	58.2
Loss on debt extinguishment	14.9	18.2	—
Depreciation	8.9	6.1	2.6
Amortization of acquired technology	23.3	25.0	7.7
Amortization of other acquired intangibles	18.7	17.6	7.0
EBITDA	$103.4	$84.8	$43.9
Other (income) expense, net(a)	(15.4)	—	(0.1)
Impact of fair value adjustments to acquired unearned revenue(b)	2.6	32.2	2.9
Equity-based compensation expense	121.6	25.1	32.7
Restructuring and transaction-related expenses(c)	13.8	15.6	3.6
Integration costs and transaction-related expenses(d)	9.0	15.5	3.2
Adjusted EBITDA	$234.8	$173.2	$86.2
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2020, this expense related primarily to professional fees for the preparation for an initial public offering and deferred acquisition cost revaluations. For the year ended December 31, 2019, this expense related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance and acceleration of payments for terminated employees. For the year ended December 31, 2018, this expense related primarily to Carlyle’s investment in us.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the year ended December 31, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses, as well as expense incurred for retention awards granted upon the Company’s acquisitions of RainKing, NeverBounce, and Komiko. For the year ended December 31, 2018, this expense related primarily to retention awards granted upon our acquisition of RainKing and transaction bonuses paid upon Carlyle’s investment in us. See Note 4 to our consolidated financial statements included elsewhere in this report. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Cost of service	$0.4	$0.4	$0.2
Sales and marketing	3.5	5.8	0.6
Research and development	4.1	3.9	0.1
General and administrative	1.1	5.4	2.3
Total integration costs and acquisition-related expenses	$9.0	$15.5	$3.2
Adjusted EBITDA for the year ended December 31, 2020 was $234.8 million, an increase of $61.6 million, or 36%, relative to the year ended December 31, 2019. This growth was driven primarily from the growth in revenue that resulted from additional customers in 2020 and 2019.
Adjusted EBITDA for the year ended December 31, 2019 was $173.2 million, an increase of $86.9 million, or 101%, relative to the year ended December 31, 2018. This growth was driven primarily from the growth in revenue that resulted from the acquisition of Pre-Acquisition ZI and additional customers in 2019 and 2018.
Components of Our Results of Operations
Revenue
We derive 99% of our revenue from subscription services and the remainder from recurring usage-based services. Our subscription services consist of our SaaS applications. Pricing of our subscription contracts are generally based on the functionality provided, the number of users that access our applications, the amount of data that the customer integrates into their systems, and add-on functionality that is provided. Our subscription contracts typically have a term ranging from one to three years and are non-cancellable. We typically bill for services in advance either annually, semi-annually or quarterly, and we typically require payment at the beginning of each annual, semi-annual or quarterly period.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, restructuring and transaction expenses, and amortization of acquired intangibles. The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation and amortization expense, and marketing.
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
We anticipate that we will continue to invest in sales and marketing capacity to enable future growth, but that sales and marketing expense as a percentage of revenue will decrease as equity-based compensation expense related to the modification of HSKB awards and triggered by the IPO become a less significant component of overall sales and marketing expense. We anticipate that sales and marketing expense excluding equity-based compensation will fluctuate from period to period depending on the interplay of our growing investments in sales and marketing capacity excluding equity-based compensation, the recognition of revenue, and the amortization of contract acquisition costs.
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
We expect general and administrative expenses as a percentage of revenue to stay consistent or modestly decrease from 2020, as we realize operating leverage in the business.
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
We anticipate that our interest expense will be substantially lower after having repaid a portion of our outstanding indebtedness with the proceeds from the IPO. Interest expense could increase in the future based on changes in variable interest rates or the issuance of additional debt.
Loss on Debt Extinguishment
Loss on debt extinguishment consists of prepayment penalties and impairment of deferred financing costs associated with the extinguishment of debt.
We anticipate that losses related to debt extinguishment will only occur if we extinguish indebtedness before the contractual repayment dates.
Other (Income) Expense, Net
Other (income) expense, net consists primarily of the revaluation of tax receivable agreement liabilities and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.
We anticipate that the magnitude of other income and expenses may increase as tax receivable agreement liabilities increase, or we expand operations internationally and add complexity to our operations.

Benefit (expense) from Income Taxes
ZoomInfo OpCo is currently treated as a pass-through entity for U.S. federal income tax purposes and most applicable state and local income tax purposes. Benefit (expense) from income taxes, Deferred tax assets, Deferred tax liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid by our corporate subsidiaries and, to the extent paid directly by our limited liability companies and partnerships that are treated as partnerships for tax purposes, our partnerships. Our corporate subsidiaries, RKSI Acquisition Corporation and Zebra Acquisition Corporation, are subject to income taxes in the United States and hold noncontrolling interests in our subsidiary, ZoomInfo Technologies LLC. ZoomInfo Technologies LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by ZoomInfo Technologies LLC is passed through to and included in the taxable income or loss of its partners, including ZoomInfo LLC, RKSI Acquisition Corporation, and Zebra Acquisition Corporation. However, because RKSI Acquisition Corporation and Zebra Acquisition Corporation are subject to income taxes in both the United States and foreign jurisdictions, income allocated to such corporate subsidiaries for tax purposes reduces the taxable income allocated to and distributions made to ZoomInfo OpCo. Significant judgments and estimates are required in determining our consolidated income tax expense. See Note 2 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
After consummation of the Reorganization Transactions, ZoomInfo Technologies Inc. became subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of ZoomInfo OpCo, and is taxed at the prevailing corporate tax rates. ZoomInfo Technologies Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes. Accordingly, a provision for income taxes will be recorded for the anticipated tax consequences of our reported results of operations for federal income taxes. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the tax receivable agreements, which we expect to be significant. The limited liability company agreement of ZoomInfo OpCo, provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. See Note 18 to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. However, our ability to make such distributions may be limited due to, among other things, restrictive covenants in our secured credit facilities. In addition, because RKSI Acquisition Corporation and Zebra Acquisition Corporation will continue to be subject to income taxes in the United States, income allocated to such corporate subsidiaries for tax purposes will reduce the distributions made to ZoomInfo OpCo, thereby reducing our allocable share of U.S. taxable income of ZoomInfo OpCo. See “Risk Factors - Risks Related to Our Organizational Structure” in Part I, Item 1A of this Form 10-K.

Results of Operations
The following table presents our results of operations for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Revenue	$476.2	$293.3	$144.3
Cost of service:
Cost of service(1)	84.2	43.6	30.1
Amortization of acquired technology	23.3	25.0	7.7
Gross profit	368.7	224.7	106.5
Operating expenses:
Sales and marketing(1)	184.9	90.2	42.4
Research and development(1)	51.4	30.1	6.1
General and administrative(1)	62.8	35.1	20.8
Amortization of other acquired intangibles	18.7	17.6	7.0
Restructuring and transaction related expenses	13.8	15.6	3.6
Total operating expenses	331.6	188.6	79.9
Income (loss) from operations	37.1	36.1	26.6
Interest expense, net	69.3	102.4	58.2
Loss on debt extinguishment	14.9	18.2	—
Other (income) expense, net	(15.4)	—	(0.1)
Income (loss) before income taxes	(31.7)	(84.5)	(31.5)
Benefit (expense) from income taxes	(4.7)	6.5	2.9
Net income (loss)	(36.4)	(78.0)	(28.6)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	(5.1)	(78.0)	(28.6)
Less: Net income (loss) attributable to noncontrolling interests	(27.3)	—	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(4.0)	$—	$—
__________________
(1)Includes equity-based compensation expense as follows:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Cost of service	$27.4	$4.0	$8.3
Sales and marketing	62.6	11.2	15.8
Research and development	13.6	4.7	1.1
General and administrative	18.0	5.2	7.5
Total equity-based compensation expense	$121.6	$25.1	$32.7

Year Ended December 31, 2020 and Year Ended December 31, 2019
Revenue. Revenue was $476.2 million for the year ended December 31, 2020, an increase of $182.9 million, or 62%, as compared to $293.3 million for the year ended December 31, 2019. This increase was primarily due to the addition of new customers over the past 18 months and net expansion with existing customers, and, to a lesser extent, due to the recognition of revenue for renewed contracts at the contracted value, as opposed to the fair value ascribed to acquired contracts under purchase accounting during the prior year period or recognized by Pre-Acquisition ZI before the acquisition on February 1, 2019.

Cost of Service. Cost of service was $107.5 million for the year ended December 31, 2020, an increase of $38.8 million, or 57%, as compared to $68.7 million for the year ended December 31, 2019. The increase was primarily due to additional stock-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Additional expenses related to additional headcount and hosting expense to support new and growing customers also contributed to the increase.
Operating Expenses. Operating expenses were $331.6 million for the year ended December 31, 2020, an increase of $143.0 million, or 76%, as compared to $188.6 million for the year ended December 31, 2019. The increase was primarily due to additional stock-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Excluding stock-based compensation expenses, operating expenses were $237.5 million for the year ended December 31, 2020, an increase of $70.0 million, or 42%, as compared to $167.5 million for the year ended December 31, 2019. The increase was primarily due to:
•an increase in sales and marketing expense (excluding an increase in stock-based compensation of $51.3 million) of $43.4 million, or 55%, to $122.4 million for the year ended December 31, 2020, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding an increase in stock-based compensation of $8.9 million) of $12.5 million, or 49%, to $37.8 million for the year ended December 31, 2020, due primarily to additional engineering and product management resources added to support continued innovation of our services;
•an increase in general and administrative expense (excluding an increase in stock-based compensation of $12.8 million) of $14.8 million, or 49%, to $44.8 million for the year ended December 31, 2020, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization and additional corporate expenses related to operating as a public company, which were partially offset by a decrease in integration-related expenses in the year ended December 31, 2019, which did not recur in the year ended December 31, 2020;
•an increase in amortization of acquired intangibles expense of $1.1 million, or 6%, to $18.7 million for the year ended December 31, 2020, due to amortization expense related to intangible assets acquired in the Zoom Information Acquisition during the full period for the current year; and
•restructuring and transaction-related expense of $13.8 million for the year ended December 31, 2020, that were primarily related to the IPO. This represented a decrease of $1.8 million, or 12%, as compared to expense of $15.6 million for the year ended December 31, 2019, that were related to the Zoom Information Acquisition.
Interest Expense, Net. Interest expense, net was $69.3 million for the year December 31, 2020, a decrease of $33.2 million, or 32%, as compared to $102.4 million for the year ended December 31, 2019. The decrease was primarily due to interest savings resulting from the repayment of our second lien term loans in full and $100.0 million of first lien term loans, offset by nonrecurring interest expense recognized upon partial dedesignation of cash flow hedges resulting from reclassification from accumulated other comprehensive income (loss).
Loss on Debt Extinguishment. Loss on debt extinguishment was $14.9 million for the year ended December 31, 2020, related to penalties and derecognition of deferred and unamortized debt issuance costs resulting from the repayment of the second lien term loans and $100.0 million first lien term loan principal repayment after the IPO. This represented a decrease of $3.2 million, or 18%, as compared to expense of $18.2 million for the year ended December 31, 2019, related to costs incurred with respect to prior debt instruments that were repaid in conjunction with the Zoom Information Acquisition in February 2019.
Other (Income) Expense, Net. Other (income) expense, net was $(15.4) million for the year ended December 31, 2020, a decrease of $15.4 million, as compared to $0.0 million for the year ended December 31, 2019, primarily due to the recognition of a TRA remeasurement gain of $15.7 million.

Benefit (expense) from Income Taxes. Income tax benefit (expense) for the year ended December 31, 2020 was $(4.7) million (a (14.8)% effective tax rate) compared to $6.5 million (a 7.7% effective tax rate) for the year ended December 31, 2019. The decrease in the effective tax rate was primarily due to a GAAP loss driven by non-deductible stock-based compensation expense resulting in positive tax expense despite the GAAP loss. Furthermore, the reorganization transactions resulted in a higher proportion of GAAP earnings being allocated to tax paying entities.
Year Ended December 31, 2019 and Year Ended December 31, 2018
Revenue. Revenue was $293.3 million for the year ended December 31, 2019, an increase of $149.1 million, or 103%, as compared to $144.3 million for the year ended December 31, 2018. This increase was primarily due to new customers acquired in the acquisitions of Pre-Acquisition ZI, NeverBounce, and Komiko, as well as the organic addition of new customers and net expansion with existing customers. Excluding the impact of the legacy platform contracts with customers acquired in the purchases of Pre-Acquisition ZI, NeverBounce, and Komiko, and the renewals and upsells thereof, revenue increased by $60.5 million. The increase in revenue, excluding the impact of customers acquired, was primarily driven by sales to new customers and, to a lesser extent, by the addition of additional subscriptions to existing customers, offset by cancellations and subscription reductions upon renewal. As of December 31, 2019, we had over 14,000 customers, an increase of about 3,000 customers, or 25%, as compared to over 11,000 customers on a combined basis, including non-overlapping customers of Pre-Acquisition ZI, as of December 31, 2018. As of December 31, 2019, over 580 of our customers spent more than $100,000 in ACV, an increase of approximately 200 customers, or 53%, as compared to over 380 customers of ZoomInfo and Pre-Acquisition ZI on a combined basis who spent more than $100,000 in ACV, as of December 31, 2018. On a pro forma basis, the combined revenue of ZoomInfo OpCo and Pre-Acquisition ZI would have been $334.2 million for the year ended December 31, 2019, an increase of $128.4 million, or 62%, as compared to $205.8 million for the year ended December 31, 2018, calculated as if the acquisition had occurred on January 1, 2018.
Cost of Service. Cost of service was $68.7 million for the year ended December 31, 2019, an increase of $30.8 million, or 81%, as compared to $37.9 million for the year ended December 31, 2018. The increase was primarily due to additional amortization of acquired technology that arose from the Zoom Information Acquisition and additional headcount and hosting expense to support acquired and new customers. On a pro forma basis, the combined cost of services of ZoomInfo OpCo and Pre-Acquisition ZI would have been $70.7 million for the year ended December 31, 2019, an increase of $9.9 million, or 16%, as compared to $60.9 million for the year ended December 31, 2018, calculated as if the acquisition had occurred on January 1, 2018.
Operating Expenses. Operating expenses were $188.6 million for the year ended December 31, 2019, an increase of $108.7 million, or 136%, as compared to $79.9 million for the year ended December 31, 2018. The increase was primarily due to:
•an increase in sales and marketing expense of $47.8 million, or 113%, to $90.2 million for the year ended December 31, 2019, due primarily to additional sales and marketing resources added through the Zoom Information Acquisition and additional hiring to drive continued incremental sales;
•an increase in research and development expense of $24.0 million, or 392%, to $30.1 million for the year ended December 31, 2019, due primarily to additional engineering and product management resources added through the Zoom Information Acquisition;
•an increase in general and administrative expense of $14.4 million, or 69%, to $35.1 million for the year ended December 31, 2019, due primarily to additional resources added through the Zoom Information Acquisition and additional hiring to support the larger organization;
•an increase in amortization of acquired intangibles expense of $10.6 million, or 153%, to $17.6 million for the year ended December 31, 2019, due to additional amortization expense related to intangible assets acquired in the Zoom Information Acquisition; and

•an increase in restructuring and transaction-related expense of $12.0 million, or 334%, to $15.6 million for the year ended December 31, 2019, due to expenses incurred in completing the Zoom Information acquisition of Pre-Acquisition ZI and restructuring activities undertaken as part of and after the Zoom Information Acquisition to rationalize certain research, engineering, and general and administrative activities, offset by restructuring and transaction-related expenses in the year ended December 31, 2018 related to the investment in us by Carlyle and the NeverBounce acquisition that did not recur.
Interest Expense, Net. Interest expense, net was $102.4 million for the year ended December 31, 2019, an increase of $44.3 million, or 76%, as compared to $58.2 million for the year ended December 31, 2018. The increase was primarily due to additional debt that we incurred to fund the Zoom Information Acquisition, partially offset by decreasing LIBOR rates.
Loss on Debt Extinguishment. Loss on debt extinguishment was $18.2 million for the year ended December 31, 2019, related to costs incurred with respect to prior debt instruments that were repaid in conjunction with the Zoom Information Acquisition in February 2019. There was no loss on debt extinguishment for the year ended December 31, 2018.
Other (Income) Expense, Net. Other (income) expense, net was $0.0 million for the year ended December 31, 2019, an increase of $0.1 million, or 67%, as compared to $(0.1) million for the year ended December 31, 2018.
Benefit from Income Taxes. Income tax benefit (expense) for the year ended December 31, 2019 was $6.5 million (a 7.7% effective tax rate) compared to $2.9 million (a 9.1% effective tax rate) for the year ended December 31, 2018. The decrease in the effective tax rate was primarily due to a decrease in the impact of state taxes.
The pro forma results shown above with respect to our revenue and cost of service include amortization of fair value adjustments to acquired intangible assets and fair value adjustments to unearned revenue as if the acquisition had occurred on January 1, 2018. Management believes presenting such pro forma results is useful to investors because it demonstrates the significant impact on revenue trends resulting from the Zoom Information Acquisition during the periods presented, and the related fair value adjustments required under purchase accounting that impact year-over-year comparisons. The pro forma results shown above are provided for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions had occurred on January 1, 2018, nor is it indicative of our future results.

Liquidity and Capital Resources
As of December 31, 2020, we had $269.8 million of cash and cash equivalents, $30.6 million of short-term investments, $1.2 million of restricted cash, and $100.0 million available under our first lien revolving credit facility. In February 2021, we entered into an amendment to our first lien credit agreement which increased the aggregate commitments to $250.0 million under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included in the Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2020, we had unearned revenue of $222.7 million, of which $221.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
After the consummation of the Restructuring Transactions, ZoomInfo Technologies Inc. became a holding company with no material assets other than its ownership of HoldCo Units, and ZoomInfo HoldCo became a holding company with no material assets other than its ownership of OpCo Units. ZoomInfo Technologies Inc. has no independent means of generating revenue. The limited liability company agreement of ZoomInfo OpCo provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. The manager of ZoomInfo HoldCo has broad discretion to make distributions out of ZoomInfo HoldCo. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that the manager of ZoomInfo HoldCo would cause ZoomInfo HoldCo to cause ZoomInfo OpCo to make distributions to ZoomInfo HoldCo, which in turn will make distributions to ZoomInfo Technologies Inc., in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements, including the secured credit facilities, contain covenants that may restrict ZoomInfo OpCo and its subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo HoldCo and ZoomInfo OpCo are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo HoldCo or ZoomInfo OpCo (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo OpCo are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo OpCo. See “Risk Factors - Risks Related to Our Organizational Structure” in Part I, Item 1A of this Annual Report on Form 10-K.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See “Risk Factors.”

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Net cash provided by (used in) operating activities	$169.6	$44.4	$43.8
Net cash provided by (used in) investing activities	(113.3)	(736.7)	(13.1)
Net cash provided by (used in) financing activities	172.2	725.8	(29.9)
Net increase (decrease) in cash and cash equivalents	$228.5	$33.5	$0.8
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $169.6 million for the year ended December 31, 2020 as a result of a net loss of $36.4 million, adjusted by non-cash charges of $201.5 million and the change in our operating assets net of operating liabilities of $4.5 million. The non-cash charges are primarily comprised of depreciation and amortization of $50.8 million, equity-based compensation of $121.6 million, loss on early extinguishment of debt of $14.9 million, and amortization of deferred commission costs of $25.1 million, partially offset by tax receivable agreement remeasurement of $15.7 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $60.1 million and an increase in accrued expenses and other liabilities of $21.9 million, largely offset by an increase in deferred costs and other assets of $40.0 million and an increase in accounts receivable of $32.9 million.
Net cash provided by operations was $44.4 million for the year ended December 31, 2019 as a result of a net loss of $78.0 million, adjusted by non-cash charges of $93.8 million and a change of $28.6 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $48.7 million, equity-based compensation of $25.1 million, and loss on debt extinguishment of $9.4 million. The change in operating assets and liabilities was primarily the result of an increase in unearned revenue of $71.9 million, and an increase in accrued expenses and other liabilities of $18.2 million, partially offset by increases in accounts receivable of $34.5 million and deferred costs and other assets of $27.8 million.
Net cash provided by operations was $43.8 million for the year ended December 31, 2018 as a result of a net loss of $28.6 million, adjusted by non-cash charges of $67.3 million and a change of $5.1 million in our operating assets and liabilities. The non-cash charges are primarily comprised of $32.7 million in equity-based compensation, $17.3 million in depreciation and amortization, and $16.4 million in paid-in-kind accrued interest. The change in operating assets and liabilities was primarily the result of an increase in unearned revenue of $15.0 million, partially offset by an increase in accounts receivable of $8.9 million and in deferred costs and other assets of $3.3 million.
Restructuring and transaction-related cash costs for the year ended December 31, 2020 primarily related to cash IPO costs and are not expected to recur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the years ended December 31, 2020, 2019, and 2018, we incurred the following cash expenditures:

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash interest expense	$66.5	$95.0	$40.2
Restructuring and transaction-related expenses paid in cash(a)	$13.1	$12.8	$3.6
Integration costs and acquisition-related compensation paid in cash(b)	$11.3	$15.0	$3.2
__________________

(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2020, these payments related primarily to the IPO, including professional fees, severance and acceleration of payments for terminated employees, and deferred consideration. For the year ended December 31, 2019, these payments related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance and acceleration of payments for terminated employees, and deferred consideration. For the year ended December 31, 2018, these payments related primarily to Carlyle’s investment in us.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2020, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the year ended December 31, 2019, these payments related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including consulting and professional services costs, cash vesting payments (see Note 4 – Business Combinations to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K), and transaction bonuses and other compensation, as well as payments of retention awards granted upon the Company’s acquisitions of RainKing and NeverBounce. For the year ended December 31, 2018, these payments related primarily to retention awards granted upon our acquisition of RainKing and transaction bonuses paid upon Carlyle’s investment in us.
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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the year ended December 31, 2020 was $113.3 million, consisting of cash paid for acquisitions of $65.9 million, purchases of short-term investments of $30.6 million, and purchases of property and equipment and other assets of $16.8 million.
Cash used in investing activities for the year ended December 31, 2019 was $736.7 million, primarily as a result of cash paid for acquisitions of $723.1 million and purchases of property and equipment and other assets of $13.6 million.
Cash used in investing activities for the year ended December 31, 2018 was $13.1 million, primarily as a result of cash payments for the acquisition of NeverBounce of $8.5 million and purchases of property and equipment and other assets of $4.6 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash Flows from (used in) Financing Activities
Cash provided from financing activities for the year ended December 31, 2020 was $172.2 million, primarily consisting of the IPO proceeds, net of the underwriters discount, of $1,023.7 million, proceeds from debt of $35.0 million, partially offset by the redemption of Series A Preferred Units of $274.2 million, repayment of debt of $510.9 million, purchase of OpCo Units from Pre-IPO OpCo Unitholders for $47.2 million, payments of deferred consideration of $24.7 million, payment of IPO issuance costs of $7.2 million, and tax distributions to equity partners of $9.9 million.
Cash provided from financing activities for year ended December 31, 2019 was $725.8 million, primarily as a result of the issuance of new debt of $1,220.8 million and the Series A Preferred Unit issuance of $200.2 million, partially offset by payments on long-term debt of $649.8 million, payment of debt issuance costs of $16.7 million, and tax distributions to equity partners of $16.5 million.
Cash used in financing activities for year ended December 31, 2018 was $29.9 million, primarily as a result of distributions to equity partners of $93.4 million, partially offset by the issuance of new debt of $67.3 million.
Refer to Note 8 - Financing Arrangements of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to each of our borrowings.

Debt Obligations
As of December 31, 2020, the aggregate remaining balance of $756.4 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026, which represents the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable margin is 2.75% to 3.00% for Base Rate loans or 3.75% or 4.00% for LIBOR Based Loans, depending on the Company’s leverage. On June 17, 2020, the Company used approximately $101.2 million to prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, including accrued interest thereon of $1.2 million. The repayment was funded with a portion of the net proceeds received from the initial public offering of the Company’s Class A common stock. As of December 31, 2020, $756.4 million aggregate principal amount of term loans were outstanding under the First Lien Credit Agreement. The interest related portion of the repayment was recorded within Interest expense, net in its Consolidated Statements of Operations, and represented use of cash from operating activities in the Consolidated Statements of Cash Flows. The quarterly repayment requirement on first lien borrowings has been satisfied for the remainder of the term after the $100.0 million principal payment. The effective interest rate on the first lien debt was 4.3% and 7.5% as of December 31, 2020 and December 31, 2019, respectively.
Our consolidated first lien net leverage ratio is defined in our first lien credit agreement, and the EBITDA used for that ratio (“Credit Agreement EBITDA”) differs from Adjusted EBITDA due to certain defined add-backs, including pro forma cost savings from synergies and cash generated from changes in unearned revenue; see table below for reconciliation. Credit Agreement EBITDA for the 12 months ended December 31, 2020 was $291.5 million. Our consolidated first lien net leverage ratio as of December 31, 2020 was 1.9x.

Trailing Twelve Months as of
(in millions)	December 31, 2020
Net income (loss)	$(36.4)
Benefit (expense) from income taxes	4.7
Interest expense, net	69.3
Loss on debt extinguishment	14.9
Depreciation	8.9
Amortization of acquired technology	23.3
Amortization of other acquired intangibles	18.7
EBITDA	103.4
Other (income) expense, net(a)	(15.4)
Impact of fair value adjustments to acquired unearned revenue(b)	2.6
Equity-based compensation expense	121.6
Restructuring and transaction related expenses(c)	13.8
Integration costs and acquisition-related expenses(d)	9.0
Adjusted EBITDA	234.8
Unearned revenue adjustment	56.2
Pro forma cost savings	0.3
Cash rent adjustment	(0.7)
Other lender adjustments	0.9
Credit Agreement EBITDA	$291.5
__________________
(a)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
(b)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company prior to our acquisition of that company. These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.

(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2020, this expense related primarily to professional fees for the preparation for an initial public offering and deferred acquisition cost revaluations.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Year Ended December 31,
(in millions)	2020
Cost of service	$0.4
Sales and marketing	3.5
Research and development	4.1
General and administrative	1.1
Total integration costs and acquisition-related expenses	$9.0
In addition, our credit agreement governing our first lien term loan contains restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, limitations on our ability to pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, prepay, redeem, or repurchase certain debt, make acquisitions, investments, loans, and advances, or sell or otherwise dispose of assets. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt. The Company may be able to incur substantial additional indebtedness in the future. The terms of the credit agreements governing our first lien term loan limit, but do not prohibit, the Company from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions will also not prevent the Company from incurring obligations that do not constitute “Indebtedness” as defined in the agreements governing our indebtedness.
In February 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc., completed an offering of $350.0 million in aggregate principal amount of 3.875% senior notes due 2029. We used all of the net proceeds, along with cash on hand, to consummate the Debt Prepayment.. Following the Debt Prepayment, as of February 2, 2021, $400.0 million aggregate principal amount of first lien term loans were outstanding under our first lien credit agreement.
In February 2021, ZoomInfo LLC entered into an amendment to our first lien credit agreement, pursuant to which, among other things, there will be (i) an increase in the aggregate commitments to $250.0 million under our first lien revolving credit facility, (ii) the addition of the ZoomInfo Technologies LLC as a co-borrower, (iii) the repricing of our first lien term loan facility and first lien revolving credit facility and (iv) an extension of the maturity date of our first lien revolving credit facility to November 2025.
Capital Expenditures
Capital expenditures increased by $3.2 million, or 24%, to $16.8 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase reflects increased capital expenditures to support the larger company and greater capitalization of internal development costs.
Capital expenditures increased by $9.0 million, or 196%, to $13.6 million in the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase reflects increased capital expenditures to support the larger company and greater capitalization of internal development costs.

Tax Receivable Agreements
We have entered into two tax receivable agreements. We entered into (i) the Exchange Tax Receivable Agreement with certain of our Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These tax receivable agreements provide for the payment by members of the ZoomInfo Tax Group to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the tax receivable agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of Class A common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Technologies Inc. to Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the ZoomInfo Tax Group’s depreciation and amortization deductions and, therefore, may reduce the amount of tax that the ZoomInfo Tax Group would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. The ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the anticipated tax basis adjustments upon exchanges of OpCo Units for shares of Class A common stock may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The payment obligations under the tax receivable agreements are an obligation of members of the ZoomInfo Tax group, but not of ZoomInfo OpCo. The ZoomInfo Tax Group expects to benefit from the remaining 15% of realized cash tax benefits. For purposes of the tax receivable agreements, the realized cash tax benefits will be computed by comparing the actual income tax liability of the ZoomInfo Tax Group (calculated with certain assumptions) to the amount of such taxes that the ZoomInfo Tax Group would have been required to pay had there been no existing tax basis, no anticipated tax basis adjustments of the assets of the ZoomInfo Tax Group as a result of exchanges and no utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis), and had ZoomInfo Technologies Inc. not entered into the tax receivable agreements. The term of each tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless (i) ZoomInfo Technologies Inc. exercises its right to terminate one or both tax receivable agreements for an amount based on the agreed payments remaining to be made under the agreement, (ii) ZoomInfo Technologies Inc. breaches any of its material obligations under one or both tax receivable agreements in which case all obligations (including any additional interest due relating to any deferred payments) generally will be accelerated and due as if ZoomInfo Technologies Inc. had exercised its right to terminate the tax receivable agreements, or (iii) there is a change of control of ZoomInfo Technologies Inc., in which case the Pre-IPO Owners may elect to receive an amount based on the agreed payments remaining to be made under the agreement determined as described above in clause (i). Estimating the amount of payments that may be made under the tax receivable agreements is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount of existing tax basis and the anticipated tax basis adjustments, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount of tax attributes, and the amount and timing of our income.

We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Class A common stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Technologies Inc. may make under the tax receivable agreements will be substantial. We estimate the amount of existing tax basis with respect to which our Pre-IPO Owners will be entitled to receive payments under the tax receivable agreements (assuming all Pre-IPO OpCo Unitholders exchange their outstanding OpCo Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock on December 31, 2020) is approximately $295.2 million (assuming a price of $48.23 per share of Class A common stock, which is the last reported sale price of our Class A common stock on the Nasdaq on December 31, 2020). The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. See Note 18 to our audited consolidated financial statements included in Part II Item 8 of this Form 10-K.
Contractual Obligations and Commitments
The following table summarizes our material contractual obligations as of December 31, 2020 and the years in which these obligations are due:

		Payments due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term indebtedness(1)	$756.4	$—	$—	$—	$756.4
Operating leases(2)	44.1	7.5	16.3	18.9	1.4
Deferred or contingent consideration(3)	11.8	11.8		—	—
Purchase obligations(4)	18.5	11.7	6.7	0.1	—
Total contractual obligations	$830.8	$31.0	$23.0	$19.0	$757.8
__________________
(1)Includes future principal payments on long-term indebtedness through the scheduled maturity dates thereof. Indebtedness is discussed in Note 8 - Financing Arrangements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Interest incurred on amounts we borrow is based on relative borrowing levels, fluctuations in the variable interest rates, and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest and therefore no amounts have been included in the above table.
(2)Represents future payments on existing operating leases through the scheduled expiration dates thereof. This amount excludes lease agreements executed after December 31, 2020.
(3)Includes deferred consideration related to the Zoom Information Acquisition and contingent consideration related to the Komiko acquisitions at non-discounted, currently estimated payout amounts. Acquisitions and related deferred or contingent consideration are discussed in Note 4 - Business Combinations to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Estimated contingent consideration is subject to change depending on results of factors each is based on.
(4)Primarily relates to third-party cloud hosting and software as a service arrangements.
The amounts included in the table above represent agreements that are enforceable and legally binding; any obligations under contracts that we can cancel without significant penalty are not included here. The ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above. Purchase orders issued in the ordinary course of business are not included in the table above as they represent authorizations to purchase the items rather than binding agreements. However, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.
The payments that we may be required to make under the tax receivable agreements that we entered into may be significant and are not reflected in the contractual obligations tables set forth above, as we are currently unable to estimate the amounts and timing of the payments that may be due thereunder.
Off-Balance Sheet Arrangements
As of December 31, 2020, there were “no off-balance sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our critical accounting policies are those that we believe have the most significant impact to the presentation of our financial position and results of operations and that require the most difficult, subjective, or complex judgments. In many cases, the accounting treatment of a transaction is specifically dictated by U.S. GAAP with no need for the application of judgment.
In certain circumstances, however, the preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments, and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period.
While our significant accounting policies are more fully described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, we believe the following topics reflect our critical accounting policies and our more significant judgment and estimates used in the preparation of our financial statements.
Revenue Recognition
We derive revenue primarily from subscription services. Our subscription services consist of our SaaS applications and related access to our databases. Subscription contracts are generally based on the number of users that access our applications, the level of functionality that they can access, and the amount of data that a customer integrates with their systems. Our subscriptions contracts typically have a term of one to three years and are non-cancellable. We typically bill for services annually, semi-annually or quarterly in advance of delivery.
We account for revenue contracts with customers using the following steps: (i) identification of contracts with customers, (ii) identification of distinct performance obligations in the contract, (iii) determination of contract transaction price, (iv) allocation of contract transaction price to the performance obligations, and (v) determination of revenue recognition based on the timing of satisfaction of the performance obligation(s).
We recognize revenue for subscription contracts on a ratable basis over the contract term based on the number of calendar days in each period, beginning on the date that our service is made available to the customer. Unearned revenue results from revenue amounts billed to customers in advance or cash received from customers in advance of the satisfaction of performance obligations. Determining the transaction price often involves judgments and estimates that can have a significant impact on the timing and amount of revenue reported. At times, the Company may adjust billing under a contract based on the addition of services or other circumstances, which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized.
Equity-Based Compensation
Equity instruments issued in exchange for services performed by officers, employees, and directors of the Company are accounted for using a fair-value based method, and the fair value of such equity instruments are recognized as expense in the consolidated statements of operations. Historically, the Company has issued profits interests to employees and officers with a return threshold that is set based on the fair value of the Company, as determined by the board of directors.
Equity-based compensation expense is measured at the grant date of the equity-based awards that vest over set time periods. Compensation expense is recognized on a straight-line basis over the requisite services period. For profits interests, fair value is estimated using the Black-Scholes option-pricing model. We determine the assumptions for the option-pricing model as follows:
•Risk-free interest rate - The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date closest to the grant date for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected life of the equity grants.

•Expected life - The expected life represents the period of time that the equity-based awards are expected to remain outstanding, giving consideration to vesting schedules and forfeiture patterns.
•Volatility - The volatility is based on the historical volatility of the stock prices for comparable companies with a look-back period consistent with the expected life.
•Dividend yield - The dividend yield is assumed to be zero.
Equity-based compensation that vests based on a performance event, such as a liquidity event, begins to be recognized at the date that the performance event becomes probable, and compensation expense is recognized on a straight-line basis over any remaining service period. As of January 1, 2019, the Company adopted ASU 2018-07 and upon the adoption, the Company determined the fair value of outstanding non-vested, non-employee awards and will recognize expense in the same periods and in the same manner as if the Company were to pay cash to the recipient in lieu of the non-employee award. Performance vesting programs are primarily payable in cash from an upper-tier holder of Company equity units based on the appreciation of such units. These awards were modified in December 2019 to add an alternative performance and time vesting condition and to also permit settlement through exchange into the Company’s shares in addition to the existing cash-settlement option. The Company re-determined the fair value of these outstanding non-vested, non-employee awards at the time of the modification in December 2019. The modified fair value of these incentive units is based on the Company’s underlying common unit equivalent.
Business Combinations
We allocate the purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate for the business combination. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates.
The estimates are inherently uncertain and subject to refinement during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, we may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.
In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We re-evaluate these items based upon the facts and circumstances that existed as of the acquisition date, with any adjustments to our preliminary estimates being recorded to goodwill, provided that the timing is within the measurement period. Subsequent to the measurement period, changes to uncertain tax positions and tax related valuation allowances will be recorded to earnings.
Goodwill and Acquired Intangible Assets
Goodwill is calculated as the excess of the purchase consideration paid in a business combination over the fair value of the assets acquired less liabilities assumed. Goodwill is not amortized, but instead is assigned to each of the Company’s reporting units and is tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below its carrying value. The Company has one reporting unit.

We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount or elect to bypass such assessment. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or we elect to bypass the qualitative assessment, we perform a quantitative test by determining the fair value of the reporting unit. The estimated fair value of the reporting unit is based on a projected discounted cash flow model that includes significant assumptions and estimates, including the discount rate, growth rate, and future financial performance. Valuations of similarly situated public companies are also evaluated when assessing the fair value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value, then an impairment loss is recognized for the difference.
Acquired technology, customer lists, trade names or brand portfolios, and other intangible assets are related to previous acquisitions. Acquired intangible assets determined to have definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from two years to 15 years. Acquired intangible assets determined to have indefinite lives are not amortized, but rather tested for impairment annually, or more often if and when events or circumstances indicate that the carrying value may not be recoverable.
Tax Receivable Agreements
In connection with our IPO, we entered into two Tax Receivable Agreements with certain non-controlling interest owners (the “TRA Holders”). The TRAs generally provide for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings.
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. As of December 31, 2020, the Company had a liability of $271.0 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo units exchanged. For the year ended December 31, 2020, we recognized a TRA remeasurement gain of $15.7 million. See Note 18 - Tax Receivable Agreements for further details on the TRA liability.
Income Taxes
Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.
ZoomInfo Technologies Inc. is a corporation and is subject to U.S. federal as well as state income tax related to its ownership percentage in ZoomInfo Holdings LLC. ZoomInfo Holdings LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income. Consequently, the members of ZoomInfo Holdings are taxed individually on their share of earnings for U.S. federal and state income tax purposes. However, ZoomInfo Holdings is subject to the Texas Margins Tax. Additionally, our operations in Israel are subject to local country income taxes. See Note 19 - Income Taxes for additional information regarding income taxes.

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
Recently Issued Accounting Pronouncements
Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of our consolidated financial statements included in Item 8 of this Form 10-K regarding recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our first lien term loan, which bears a variable interest rate based on LIBOR. As of December 31, 2020, the total principal balance outstanding was $756.4 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 of our consolidated financial statements included in Part II, Item 8 of this Form 10-K). Based on the outstanding balances and interest rates of our debt as of December 31, 2020, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused a corresponding change in interest expense of approximately $4.1 million over the next 12 months.
In February 2021, ZoomInfo made the Debt Prepayment bringing the aggregate principal balance of our variable rate first lien term loans to $400.0 million outstanding. Our existing derivatives designated as hedges effectively mitigate the interest rate risk on the interest payments on $350.0 million of the $400.0 million aggregate principal outstanding over the next 12 months. After giving effect to the Debt Prepayment and the first lien term loans amendments in February of 2021, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would not have a material effect on our interest expense over 12 months. Refer to Note 20 - Subsequent Events of our consolidated financial statements included in Item 8 of this Form 10-K.
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
Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and trade and other receivables. We hold cash with reputable financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with high-quality financial institutions and periodically evaluating the credit quality of those institutions. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity.

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ZoomInfo Technologies Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ZoomInfo Technologies Inc. and subsidiaries (the Company) as of December 31, 2020, and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 15 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Portland, Oregon
February 26, 2021

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)
	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$269.8	$41.4
Short-term investments	30.6	—
Restricted cash	1.2	1.1
Accounts receivable	121.2	86.9
Prepaid expenses and other current assets	14.3	8.3
Deferred costs	14.7	6.6
Income tax receivable	2.4	3.9
Total current assets	454.2	148.2

Property and equipment, net	31.0	23.3
Operating lease right-of-use assets, net	32.0	36.8
Intangible assets, net	365.7	370.6
Goodwill	1,000.1	966.8
Deferred tax assets	415.7	—
Deferred costs and other assets, net of current portion	28.7	16.2
Total assets	$2,327.4	$1,561.9

Liabilities, Temporary, and Permanent Equity (Deficit)
Current liabilities:
Accounts payable	$8.6	$7.9
Accrued expenses and other current liabilities	81.5	62.9
Unearned revenue, current portion	221.3	157.7
Income taxes payable	3.4	0.5
Current portion of operating lease liabilities	6.0	4.0
Current portion of long-term debt	—	8.7
Total current liabilities	320.8	241.7

Unearned revenue, net of current portion	1.4	1.4
Tax receivable agreements liability, net of current portion	271.0	—
Operating lease liabilities, net of current portion	33.6	40.7
Long-term debt, net of current portion	744.9	1,194.6
Deferred tax liabilities	8.3	82.8
Other long-term liabilities	7.8	14.3
Total liabilities	1,387.8	1,575.5

Series A Preferred Units	—	200.2
Commitments and Contingencies (Note 11)

Permanent Equity (Deficit)
Members' equity (deficit)	—	(207.8)
Preferred stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Class A common stock, par value $0.01; 2,500,000,000 shares authorized, 87,697,381 and 0 issued and outstanding as of December 31, 2020 and 2019, respectively	0.9	—
Class B common stock, par value $0.01; 500,000,000 shares authorized, 216,652,704 and 0 issued and outstanding as of December 31, 2020 and 2019, respectively	2.2	—
Class C common stock, par value $0.01; 300,000,000 shares authorized, 86,123,230 and 0 issued and outstanding as of December 31, 2020 and 2019, respectively	0.9	—
Additional paid-in capital	505.2	—
Accumulated other comprehensive income (loss)	(2.4)	(6.0)
Retained Earnings	(4.0)	—
Noncontrolling interests	436.8	—
Total equity (deficit)	939.6	(213.8)

Total liabilities, temporary, and permanent equity (deficit)	$2,327.4	$1,561.9

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$476.2	$293.3	$144.3
Cost of service:
Cost of service(2)	84.2	43.6	30.1
Amortization of acquired technology	23.3	25.0	7.7
Gross profit	368.7	224.7	106.5
Operating expenses:
Sales and marketing(2)	184.9	90.2	42.4
Research and development(2)	51.4	30.1	6.1
General and administrative(2)	62.8	35.1	20.8
Amortization of other acquired intangibles	18.7	17.6	7.0
Restructuring and transaction related expenses	13.8	15.6	3.6
Total operating expenses	331.6	188.6	79.9
Income (loss) from operations	37.1	36.1	26.6
Interest expense, net	69.3	102.4	58.2
Loss on debt extinguishment	14.9	18.2	—
Other (income) expense, net	(15.4)	—	(0.1)
Income (loss) before income taxes	(31.7)	(84.5)	(31.5)
Benefit (expense) from income taxes	(4.7)	6.5	2.9
Net income (loss)	(36.4)	(78.0)	(28.6)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	(5.1)	(78.0)	(28.6)
Less: Net income (loss) attributable to noncontrolling interests	(27.3)	—	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(4.0)	$—	$—

Net income (loss) per share of Class A and Class C common stock(1):
Basic	$(0.10)	N/A	N/A
Diluted	$(0.11)	N/A	N/A
________________
(1)Basic and diluted net income (loss) per share of Class A and Class C common stock is applicable only for the period from June 4, 2020 through December 31, 2020, which is the period following the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Consolidated Financial Statements). See Note 14 for the number of shares used in the computation of net income (loss) per share of Class A and Class C common stock and the basis for the computation of net income (loss) per share.
(2)Amounts include equity-based compensation expense, as follows:

	Year Ended December 31,
($ in millions)	2020	2019	2018
Cost of service	$27.4	$4.0	$8.3
Sales and marketing	62.6	11.2	15.8
Research and development	13.6	4.7	1.1
General and administrative	18.0	5.2	7.5
Total equity-based compensation expense	$121.6	$25.1	$32.7

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(36.4)	$(78.0)	$(28.6)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	(10.6)	(6.0)	—
Realized loss (gain) on settlement of cash flow hedges	6.2	—	—
Amortization of deferred losses related to the dedesignated Interest Rate Swap	3.3	—	—
Other comprehensive income (loss), before tax	(1.1)	(6.0)	—
Tax effect	(0.8)	—	—
Other comprehensive income (loss), net of tax	(1.9)	(6.0)	—
Comprehensive income (loss)	(38.3)	(84.0)	(28.6)
Less: Comprehensive income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	(12.8)	(84.0)	(28.6)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(23.4)	—	—
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$(2.1)	$—	$—

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2019	$(207.8)	—	—	—	$—	$—	$—	$—	$—	$(6.0)	$—	$(213.8)
Net income (loss) prior to Reorganization Transactions	(5.1)	—	—	—	—	—	—	—	—	—	—	(5.1)
Other comprehensive loss prior to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	(7.7)	—	(7.7)
Member distributions prior to Reorganization Transactions	(6.8)	—	—	—	—	—	—	—	—	—	—	(6.8)
Equity-based compensation prior to Reorganization Transactions	15.8	—	—	—	—	—	—	—	—	—	—	15.8
Impacts of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	203.9	—	242,414,027	98,381,656	—	2.4	1.0	(628.1)	—	8.4	412.4	—
Issuance of Class A common stock in IPO, net of costs	—	48,528,783	—	—	0.5	—	—	1,016.1	—	—	—	1,016.6
Purchases of ZoomInfo OpCo units in connection with IPO	—	2,370,948	(2,370,948)	—	—	—	—	(47.2)	—	—	—	(47.2)
Purchases of Class C units in connection with IPO	—	275,269	—	(275,269)	—	—	—	(5.5)	—	—	—	(5.5)
Post IPO Activity
Effect of LLC Unit Exchanges	—	36,509,748	(23,341,829)	(11,983,157)	0.4	(0.2)	(0.1)	199.8	—	1.0	1.4	202.3
Issuance of Class A common stock upon vesting of RSUs	—	25,868	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock from business combinations	—	67,075	—	—	—	—	—	2.9	—	—	—	2.9
Shares withheld related to net share settlement and other	—	(20,617)	—	—	—	—	—	(1.0)	—	—	—	(1.0)
Forfeitures / cancellations	—	(59,693)	(48,546)	—	—	—	—	—	—	—	—	—
Series A Preferred Unit redemption accretion	—	—	—	—	—	—	—	(74.0)	—	—	—	(74.0)
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(4.0)	—	(27.3)	(31.3)
Other comprehensive loss subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1.9	3.9	5.8
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	42.2	—	—	63.6	105.8
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	(17.2)	(17.2)
Balance, December 31, 2020	$—	87,697,381	216,652,704	86,123,230	$0.9	$2.2	$0.9	$505.2	$(4.0)	$(2.4)	$436.8	$939.6

ZoomInfo Technologies Inc.
Consolidated Statements of Changes in Equity (Deficit) (continued)
($ in millions)

	Members' Deficit	Accumulated Other Comprehensive Loss	Total Members’ Deficit
Balance, December 31, 2017	$(29.8)	$—	$(29.8)
Net income (loss)	(28.6)	—	(28.6)
Equity-based compensation	32.7	—	32.7
Member distributions	(93.4)	—	(93.4)
Balance, December 31, 2018	(119.1)	—	(119.1)
Net income (loss)	(78.0)	—	(78.0)
Equity-based compensation	25.1	—	25.1
Member distributions	(16.5)	—	(16.5)
Cash paid for unit repurchases	(11.9)	—	(11.9)
Accrued unit repurchases	(5.6)	—	(5.6)
Impact of adoption of new accounting standard (ASC 842)	(1.8)	—	(1.8)
Other comprehensive income (loss)	—	(6.0)	(6.0)
Balance, December 31, 2019	$(207.8)	$(6.0)	$(213.8)

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(36.4)	$(78.0)	$(28.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50.8	48.7	17.3
Amortization of debt discounts and issuance costs	3.9	4.9	1.8
Amortization of deferred commissions costs	25.1	9.2	1.5
Asset impairments	—	1.1	—
Loss early on extinguishment of debt	14.9	9.4	—
Deferred consideration valuation adjustments	1.3	1.8	—
Equity-based compensation expense	121.6	25.1	32.7
Deferred income taxes	(1.8)	(7.2)	(3.0)
Tax receivable agreement remeasurement	(15.7)	—	—
Paid-in-kind (PIK) accrued interest	—	—	16.4
Provision for bad debt expense	1.4	0.8	0.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32.9)	(34.5)	(8.9)
Prepaid expenses and other current assets	(5.9)	(2.4)	0.9
Deferred costs and other assets	(40.0)	(27.8)	(3.3)
Income tax receivable	1.5	(1.9)	1.9
Accounts payable	(0.2)	5.1	(0.3)
Accrued expenses and other liabilities	21.9	18.2	(0.2)
Unearned revenue	60.1	71.9	15.0
Net cash provided by (used in) operating activities	169.6	44.4	43.8

Cash flows from investing activities:
Purchases of short-term investments	(30.6)	—	—
Purchases of property and equipment and other assets	(16.8)	(13.6)	(4.6)
Cash paid for acquisitions, net of cash acquired	(65.9)	(723.1)	(8.5)
Net cash provided by (used in) investing activities	(113.3)	(736.7)	(13.1)

Cash flows from financing activities:
Payments of deferred consideration	(24.7)	(0.3)	—
Proceeds from debt issuances	35.0	1,220.8	67.3
Payments of debt issuance costs	(1.0)	(16.7)	(0.1)
Repayment of debt	(510.9)	(649.8)	(3.7)
Repurchase outstanding equity / member units	(332.4)	(11.9)	—
Taxes paid related to net share settlement of equity awards	(0.4)	—	—
Proceeds from equity offering, net of underwriting discounts	1,023.7	200.2	—
Payments of IPO issuance costs	(7.2)	—	—
Tax distributions	(9.9)	(16.5)	(93.4)
Net cash provided by (used in) financing activities	172.2	725.8	(29.9)

Net increase (decrease) in cash, cash equivalents, and restricted cash	228.5	33.5	0.8
Cash, cash equivalents, and restricted cash at beginning of year	42.5	9.0	8.2
Cash, cash equivalents, and restricted cash at end of year	$271.0	$42.5	$9.0

Supplemental disclosures of cash flow information
Interest paid in cash:	$66.5	$95.0	$40.2
Cash paid for taxes	$1.9	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred variable consideration from acquisition of a business	$—	$33.4	$1.1
Accrued unit repurchases	$—	$5.6	$—

ZoomInfo Technologies Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Organization and Background
Business
ZoomInfo Technologies Inc., through its operating subsidiaries, provides a go-to-market intelligence platform for sales and marketing teams. The Company’s cloud-based platform provides accurate and comprehensive information on organizations and professionals to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “ZoomInfo,” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc. and its consolidated subsidiaries.
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
The Company headquarters are located in Vancouver, WA, and we operate in eight offices throughout the U.S. and one office in Israel.
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
We refer to the Reclassification, together with the Blocker Mergers and the ZoomInfo HoldCo Contributions, as the “Reorganization Transactions.” Following the Reorganization Transactions, ZoomInfo Technologies Inc. became a holding company, with its sole material asset being a controlling equity interest in ZoomInfo HoldCo, which became a holding company with its sole material asset being a controlling equity interest in ZoomInfo OpCo. ZoomInfo Technologies Inc. will operate and control all of the business and affairs, and consolidate the financial results, of ZoomInfo OpCo through ZoomInfo HoldCo and, through ZoomInfo OpCo and its subsidiaries, conduct our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo HoldCo, and therefore ZoomInfo OpCo, and reports the non-controlling interests of the Pre-IPO HoldCo Units and Pre-IPO OpCo Units on its consolidated financial statements. As of December 31, 2020, ZoomInfo Technologies Inc. owned 98% of the outstanding HoldCo Units, and ZoomInfo HoldCo owned 45% of the outstanding OpCo Units.
In connection with the Reorganization Transactions and the IPO, ZoomInfo Technologies Inc. entered into two tax receivable agreements. See Note 18.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Accounting Principles
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. These estimates relate to, but are not limited to, revenue recognition, allowance for doubtful accounts, contingencies, valuation and useful lives of long-lived assets, fair value of tangible and intangible assets acquired in business combinations, equity-based compensation, and income taxes, among other things. We base these estimates on historical and anticipated results, trends, and other assumptions with respect to future events that we believe are reasonable and evaluate our estimates on an ongoing basis. Given that estimates and judgments are required, actual results may differ from our estimates and such differences could be material to our consolidated financial position and results of operations.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
ZoomInfo Technologies Inc., through our intermediate holding company ZoomInfo HoldCo, owns a minority economic interest in, but operates and has the power to control all of the businesses and affairs of, ZoomInfo OpCo. ZoomInfo Technologies Inc. has the obligation to absorb losses of, and receive benefits from, ZoomInfo OpCo, that could be significant. We determined that, as a result of the Reorganization Transactions described above, ZoomInfo OpCo is a VIE. Further, ZoomInfo Technologies Inc. has no contractual requirement to provide financial support to ZoomInfo OpCo and, for the year ended December 31, 2020, ZoomInfo Technologies Inc. did not provide support to ZoomInfo OpCo it was not contractually required to provide. Accordingly, ZoomInfo Technologies Inc. is considered the primary beneficiary and consolidates ZoomInfo OpCo in the Company’s consolidated financial statements.
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
We recognize revenue for subscription contracts on a ratable basis over the contract term based on the number of calendar days in each period, beginning on the date that our service is made available to the customer. Unearned revenue results from revenue amounts billed to customers in advance or cash received from customers in advance of the satisfaction of performance obligations. Determining the transaction price often involves judgments and estimates that can have a significant impact on the timing and amount of revenue reported. At times, the Company may adjust billing under a contract based on the addition of services or other circumstances, which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Cash, Cash Equivalents, and Short-term Investments
Cash equivalents consist of highly liquid marketable debt securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity in our Consolidated Balance Sheets. Gains and losses are determined using the specific identification method and recognized when realized in our Consolidated Statements of Operations. If we were to determine that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss will be recognized in income.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for doubtful accounts and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for doubtful accounts considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for doubtful accounts is immaterial as of December 31, 2020 and December 31, 2019. No single customer accounted for 10% or more of our revenue for the years ended December 31, 2020, 2019, and 2018 or accounted for more than 10% of accounts receivable as of December 31, 2020 and December 31, 2019.
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
Deferred Commissions
Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These sales commissions for initial contracts are capitalized and current amounts are included in Deferred costs and noncurrent amounts are included in Deferred costs, net of current portion in our Consolidated Balance Sheets. Deferred sales commissions are amortized on a straight-line basis over the estimated period of benefit from the customer relationship which we have determined to be 1 and 3 years for renewals and new clients, respectively. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Amortization expense is included in Sales and marketing expense on the Consolidated Statements of Operations. Commissions payable at December 31, 2020 were $25.6 million, of which the current portion of $23.3 million was included in Accrued expenses and other current liabilities in our Consolidated Balance Sheets, and the long-term portion of $2.3 million was included in Other long-term liabilities in our Consolidated Balance Sheets. The current portion of commissions payable included in Accrued expenses and other current liabilities in our Consolidated Balance Sheets at December 31, 2019 was $9.4 million, and the long-term portion was immaterial.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
The Company capitalized $44.9 million and $25.3 million of costs to obtain revenue contracts and amortized $25.1 million and $8.6 million to sales and marketing expense for the years ended December 31, 2020 and 2019, respectively. Costs capitalized to obtain a revenue contract, net on the Company's consolidated balance sheets totaled $40.3 million and $20.5 million at December 31, 2020 and 2019, respectively. There were no impairments of costs to obtain revenue contracts in the years ended December 31, 2020 and 2019.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $13.2 million, $9.8 million, and $2.5 million were recorded for the years ended December 31, 2020, 2019, and 2018. Advertising expenses are included in Sales and marketing expenses on the Consolidated Statements of Operations.
Research and Development
Research and development expenses consist primarily of compensation expense for our employees, including employee benefits, certain IT program expenses, facilities and related overhead costs. We continue to focus our research and development efforts on developing new products, adding new features and services, integrating acquired technologies, and increasing functionality. Expenditures for software developed or obtained for internal use are capitalized and amortized over a four-year period on a straight-line basis.
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
Business Combinations
We allocate purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The fair value of equity issued as part of a business combination is determined based on grant date stock price of the Company. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates.
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
Acquired technology, customer lists, trade names or brand portfolios, and other intangible assets are related to previous acquisitions (see Note 7). Acquired intangible assets are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from 2 years to 15 years. Any costs incurred to renew or extend the life of an intangible or long-lived asset are reviewed for capitalization.
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the years ended December 31, 2020, 2019, or 2018.
Impairment of Long-lived Assets
Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated future cash flows of the asset. During the year ended December 31, 2019, we recorded an impairment charge of $1.1 million relating to the impairment of a right-of-use asset acquired in the Pre-Acquisition ZI acquisition. No impairment charges were recorded for the years ended December 31, 2020 or 2018.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
We do not have any finance leases. Operating leases are recorded in our Consolidated Balance Sheets. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the fixed minimum remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rate implicit in our leases is not readily determinable, we use our incremental borrowing rate as the discount rate, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Some leases include options to extend or options to terminate the lease prior to the stated lease expiration. Optional periods to extend a lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised (or not exercised in the case of termination options). Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance for our facilities leases, as a single lease component. Short term leases, defined as leases having an original lease term less than or equal to one year, are excluded from our right-of-use assets and liabilities.
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
Tax Receivable Agreements
In connection with our IPO, we entered into two Tax Receivable Agreements ("TRAs") with certain non-controlling interest owners (the “TRA Holders”). The TRAs generally provide for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings.
Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included in the Company’s Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. See Note 18 for further details on the TRA liability.
Income Taxes
ZoomInfo Technologies Inc. is a corporation and is subject to U.S. federal as well as state income tax related to its ownership percentage in ZoomInfo Holdings LLC. ZoomInfo Holdings LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income. Consequently, the members of ZoomInfo Holdings are taxed individually on their share of earnings for U.S. federal and state income tax purposes. However, ZoomInfo Holdings is subject to the Texas Margins Tax. Additionally, our operations in Israel are subject to local country income taxes. See Note 19 for additional information regarding income taxes.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Deferred taxes are recorded using the asset and liability method, whereby tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We regularly evaluate the valuation allowances established for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.
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
Compensation expense for incentive units is measured at the estimated fair value of the incentive units and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.
The Company uses a Black-Scholes option pricing model to determine the fair value of stock options and profits interests, as profits interests have certain economic similarities to options. The Black-Scholes option pricing model includes various assumptions, including the expected life of incentive units, the expected volatility, and the expected risk-free interest rate. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions are used, compensation cost could be materially impacted.
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
The Company classifies equity-based compensation expense in its Consolidated Statements of Operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.
Employee Retirement Benefits
The Company has a 401(k) plan that all eligible employees can contribute pre-tax and after-tax (Roth) to up to the maximum annual amount established by the Internal Revenue Code. In 2020, the Company matched 50% of the employee’s contribution to the 401(k) plan up to the first 7% of their contribution. Previously, the Company matched 35% of the employee's contribution to the 401(k) plan up to the first 6% of their contribution. Matching contributions made by the Company were approximately $3.0 million, $1.4 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. Matching contributions will be fully vested after three years of service. Employee contributions are 100% vested immediately. The increased match percentage combined with increased headcount contributed to the increase in the Company’s matching contribution in 2020. The acquisition of Zoom Information, Inc. contributed to the increase in the Company's matching contribution in 2019.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The standard applies to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Further, the standard provides exceptions to certain guidance in ASC 815, Derivatives and Hedging, related to changes to the critical terms of a hedging relationship due to reference rate reform and provides optional expedients for fair value, cash flow, and net investment hedging relationships for which the component excluded from the assessment of hedge effectiveness is affected by reference rate reform. The standard is effective for us as of March 12, 2020 through December 31, 2022, and we may elect to apply the provisions of the standard as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 up to the date that the financial statements are available to be issued. Once elected, the provisions of the standard must be applied prospectively for all similar eligible contract modifications other than derivatives, which may be applied at a hedging relationship level. The standard would apply to our existing variable rate financing and derivatives designated as hedges if elected in the future. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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
Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings (in millions):

	Year Ended December 31,
	2020	2019	2018
Subscription	$471.2	$289.3	$143.4
Usage-based	5.0	4.0	0.9
Total revenue	$476.2	$293.3	$144.3

Note 3 - Revenue from Contracts with Customers (continued)
Go-To-Market business intelligence tools are subscription services that allow customers access to our SaaS tools to support sales and marketing processes, which include data, analytics, and insights to provide accurate and comprehensive intelligence on organizations and professionals. Our customers use our platform to identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle.
Usage-based revenue is comprised largely of email verification and intent-driven audience and targeting services, which are charged to our customers on a per unit basis based on their usage. We regularly observe that customers integrate our usage-based services into their internal workflows and use our services on an ongoing basis. We recognize usage-based revenue at the point in time the services are consumed by the customer, thereby satisfying our performance obligation.
Of the total revenue recognized in the years ended December 31, 2020, 2019, and 2018, $155.4 million, $52.2 million and $37.1 million was included in the unearned revenue balance as of December 31, 2019, 2018, and 2017, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
We had no Company sales offices located in a foreign country as of December 31, 2020, and we contract exclusively with our customers in the United States Dollar.
Contract Assets and Unearned Revenue
The Company’s standard billing terms typically require payment at the beginning of each annual or quarterly period. Subscription revenue is generally recognized ratably over the contract term starting with when the service is made available to the customer. Usage-based revenue is recognized in the period services are used by customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services.
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
The contract asset balances of $2.4 million and $0.1 million as of December 31, 2020 and 2019, respectively, are recorded as current assets within Prepaid expenses and other current assets in the Consolidated Balance Sheets. The unearned revenue balances were $222.7 million and $159.1 million as of December 31, 2020 and 2019, respectively.
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
The remaining performance obligations consisted of the following (in millions):

	Current	Noncurrent	Total
As of December 31, 2020	$432.2	$126.8	$559.0
As of December 31, 2019	$266.6	$74.1	$340.7

Note 4 - Business Combinations
The Company completed two acquisitions in each of 2020 and 2019, all of which qualified as business combinations. For information on goodwill and acquired intangible asset balances, see Note 7.
2020 Acquisitions
The Company acquired all of the assets of Clickagy, LLC on October 14, 2020 and all of the membership interests in EverString Technology, LLC on November 3, 2020 for a total purchase consideration of $71.7 million. The Company included the financial results of these businesses in the consolidated financial statements from each date of acquisition. Transaction costs associated with each acquisition were not material. As part of the acquisitions, the Company agreed to issue $2.1 million of RSUs and agreed to pay $4.8 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods. The Company classifies compensation expense in its Consolidated Statements of Operations in the same manner in which the award recipient’s salary is classified.
The acquisition date fair value of the total consideration transferred was comprised of the following (in millions):

Cash	$61.6
Purchase consideration liabilities	7.2
Issuance of 67,075 Class A shares	2.9
Total Purchase Consideration	$71.7
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the date of the acquisitions (in millions):

Cash and cash equivalents	$2.9
Accounts receivable	3.0
Prepaid expenses and other assets	1.1
Intangible assets	37.0
Accounts payable and other	(2.2)
Unearned revenue	(3.4)
Total identifiable net assets acquired	38.4
Goodwill	33.3
Total consideration	71.7
Issuance of 67,075 Class A shares	(2.9)
Cash acquired	(2.9)
Cash paid for acquisitions	$65.9
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

Note 4 - Business Combinations (continued)
The following table sets forth the components of identifiable intangible assets acquired and the estimated useful lives as of the dates of acquisition (in millions):

	Fair Value	Weighted Average Useful Life
Brand portfolio	$2.0	6.5 years
Developed technology	29.6	7.0 years
Database	2.0	4.0 years
Customer relationships	3.4	9.3 years
Total intangible assets	$37.0

Developed technology represents the fair value of the technology portfolios acquired. The goodwill is primarily attributed to the expanded market opportunities when integrating technology with the Company’s technology and the assembled workforce. The goodwill balance from both acquisitions is expected to be deductible for U.S. income tax purposes.
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results.
2019 Acquisitions
Komiko
On October 9, 2019, through a newly formed wholly owned subsidiary, DiscoverOrg Acquisition (Komiko), LLC, the Company acquired certain assets and assumed certain liabilities of Komiko LTD (“Komiko”), which offered an AI-powered sales and customer success solution for business to business companies under the Komiko trade name. The Company has included the financial results of Komiko in the consolidated financial statements from the date of acquisition. Transaction costs associated with the acquisition were not material. The acquisition date fair value of the consideration transferred for Komiko was $8.5 million, comprised of the following (in millions):

Cash	$8.3
Contingent earnout payments	0.2
Total purchase consideration	$8.5
The fair value of the contingent earnout payments was determined based on the Company’s probability-weighted estimate of future payments. Potential contingent payments may be as high as $4.0 million if all performance criteria are met, of which 40% is attributable to purchase consideration and the balance compensation expense as it is contingent upon continued employment with the Company by Komiko’s co-founders. During the year ended December 31, 2020, the Company adjusted the Komiko contingent payment liability by $1.6 million.
The following table summarizes the fair values of the assets acquired and liabilities assumed, as of the date of acquisition (in millions):

Developed technology	$2.4
Unearned revenue	(0.2)
Total identifiable net assets acquired	2.2
Goodwill	6.3
Total consideration	8.5
Contingent Earnout Payments	(0.2)
Cash paid for acquisitions	$8.3

Note 4 - Business Combinations (continued)
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
Developed technology represents the fair value of the Komiko technology portfolio. The goodwill balance is primarily attributed to the expanded market opportunities when integrating Komiko’s technology with DiscoverOrg’s technology and the assembled workforce. The goodwill balance is expected to be deductible for U.S. income tax purposes.
Pre-Acquisition ZI
On February 1, 2019, the Company, through a newly formed wholly owned subsidiary, Zebra Acquisition Corporation, acquired 100% of the stock of Zoom Information, Inc. (“Pre-Acquisition ZI”). Pre-Acquisition ZI was a provider of company and contact information to sales and marketing professionals. Pre-Acquisition ZI served over 8,000 customers and has operations in the U.S., Israel, and Russia. The acquisition qualifies as a business combination and will be accounted for as such.
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

Note 4 - Business Combinations (continued)
In accordance with the purchase agreement, the Company will pay deferred consideration of $25.0 million and $10.0 million on the first and second anniversary of the Pre-Acquisition ZI acquisition, respectively. As of December 31, 2020, the remaining balance of $10.0 million was recorded in Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets and will be paid in 2021. The fair value of the deferred consideration payments was determined using a present value calculation. The following table summarizes the fair values of the assets acquired and liabilities assumed, as of the date of acquisition (in millions):

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
The fair value of acquired unearned revenue was $34.5 million which differs from the unearned revenue recorded by Pre-Acquisition ZI immediately prior to the acquisition of $68.3 million. The acquired unearned revenue, net of the $33.8 million fair value adjustment, was recognized as revenue over a period of approximately one year, which represented the period the related contracted services were provided.
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
As of December 31, 2020, the potential value of future payments under the Cash Vesting Payment Program was $4.2 million to be paid to employees through 2022, assuming continued employment for each employee. The Company recognized $6.4 million and $8.8 million of expense under the Cash Vesting Program for the years ended December 31, 2020 and 2019, respectively. Based on the requirement for continued service, the cost related to payments under the Cash Vesting Payment Program, expense is recognized as compensation and reflected on the Statement of Operations in the same category as salary expense of the recipient.

Note 4 - Business Combinations (continued)
The following table sets forth the components of identifiable intangible assets acquired and the estimated useful lives as of the date of acquisition (in millions):

	Fair Value	Weighted Average Useful Life
Brand portfolio	$33.0	Indefinite
Developed technology	116.0	5.8 years
Customer relationships	173.0	15.0 years
Total intangible assets	$322.0
Developed technology represents the fair value of the Pre-Acquisition ZI technology, including software and databases acquired. Customer relationships represent the fair values of the underlying relationships with Pre-Acquisition ZI customers. The goodwill balance is primarily attributed to the assembled workforce and the expanded market opportunities when integrating Pre-Acquisition ZI’s technology with DiscoverOrg’s technology. The goodwill balance is not expected to be deductible for U.S. income tax purposes.
The amounts of Pre-Acquisition ZI’s revenue and earnings included in the Company’s consolidated results of operations for the year ended December 31, 2019, cannot be determined as the operations of Pre-Acquisition ZI were rapidly integrated into the DiscoverOrg operations, and many existing customer contracts were modified or replaced subsequent to the acquisition with the new contracts containing subscriptions from both Pre-Acquisition ZI and DiscoverOrg as a result of subsequent sales activities.
The unaudited pro forma revenue and earnings of the combined entity had the acquisition date been January 1, 2018, are as follows:

	Revenue	Loss Before Income Taxes
Supplemental pro forma from January 1, 2019 to December 31, 2019	334.1	(48.0)
Supplemental pro forma from January 1, 2018 to December 31, 2018	205.6	(146.4)
The unaudited pro forma information above is adjusted for the amortization of unearned revenue fair value adjustments, acquired tangible and intangible assets, interest expense, and $9.2 million of transaction costs and bonuses incurred by the Company and Pre-Acquisition ZI as if the acquisition had occurred on January 1, 2018. This pro forma information is prepared for comparative purposes only and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies.

Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current assets:
Cash	$100.4	$—	$—	$100.4
Cash equivalents:
Corporate debt securities	72.0	—	—	72.0
Money market mutual funds	91.0	—	—	91.0
U.S. Treasury securities	6.4	—	—	6.4
Total cash equivalents	169.4	—	—	169.4
Total cash and cash equivalents	269.8	—	—	269.8
Short-term investments:
Corporate debt securities	24.0	—	—	24.0
U.S. Treasury securities	2.0	—	—	2.0
U.S. government agency securities	4.6	—	—	4.6
Total short-term investments	30.6	—	—	30.6
Total cash, cash equivalents, and short-term investments	$300.4	$—	$—	$300.4

Cash and cash equivalents consisted of $41.4 million of cash as of December 31, 2019. There were no short-term investments as of December 31, 2019.
See Note 10 for further information regarding the fair value of our financial instruments.
We had immaterial gross unrealized losses related to our available-for-sale securities as of December 31, 2020. The following table summarizes the fair value of our available-for-sale securities that have been in a continuous unrealized loss position as of December 31, 2020:

	December 31, 2020		December 31, 2019
(in millions)	Less Than Twelve Months	More Than Twelve Months	Less Than Twelve Months	More Than Twelve Months
Corporate debt securities	$78.0	N/A	N/A	N/A
There were twenty-four securities in an unrealized loss position for less than twelve months at December 31, 2020. There were no securities in an unrealized loss position for more than twelve months at December 31, 2020.
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of December 31, 2020:

(in millions)	Amortized Cost	Estimated Fair Value
Due within one year	$30.6	$30.6
Total	$30.6	$30.6

Note 6 - Property and Equipment
The Company’s fixed assets consist of the following (in millions):

	December 31,
	2020	2019
Computer equipment	$7.4	$4.1
Furniture and fixtures	5.4	4.8
Leasehold improvements	7.0	5.0
Internal use developed software	28.0	19.7
Construction in progress	2.9	0.9
	50.7	34.5
Less: accumulated depreciation	(19.7)	(11.2)
Property and equipment, net	$31.0	$23.3
Depreciation expense was $8.9 million, $6.1 million, and $2.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of December 31, 2020 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$272.0	$(52.6)	$219.4	14.9
Acquired technology	195.5	(85.8)	109.7	6.3
Brand portfolio	6.6	(3.0)	3.6	8
Net intangible assets subject to amortization	$474.1	$(141.4)	$332.7

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio			$33.0
Goodwill			$1,000.1

Note 7 - Goodwill and Acquired Intangible Assets (continued)
Intangible assets consisted of the following as of December 31, 2019 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$268.6	$(34.5)	$234.1	15
Acquired technology	163.9	(62.5)	101.4	6
Brand portfolio	4.6	(2.5)	2.1	9.7
Net intangible assets subject to amortization	$437.1	$(99.5)	$337.6

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio			$33.0
Goodwill			$966.8

Amortization expense was $41.9 million, $42.6 million, and $14.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Future amortization expense for intangible assets as of December 31, 2020 is as follows (in millions):

Estimate Amortization Expense
For years ended December 31,
2021	$46.2
2022	$46.2
2023	$35.8
2024	$34.2
2025	$33.4
The following summarizes changes to the Company’s goodwill (in millions):

Balance at December 31, 2018	$445.7
Goodwill from 2019 acquisitions	521.1
Balance at December 31, 2019	966.8
Goodwill from 2020 acquisitions	33.3
Balance at December 31, 2020	$1,000.1

Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the years ended December 31, 2020 and 2019.

Note 8 - Financing Arrangements
As of December 31, 2020 and December 31, 2019, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	December 31, 2020	December 31, 2019

First Lien Term Loan	February 1, 2019	February 1, 2026	LIBOR +3.75%	$744.9	$841.6
First Lien Revolver	February 1, 2019	February 1, 2024	LIBOR +3.50%	—	—
Second Lien Term Loan	February 1, 2019	February 1, 2027	LIBOR +8.50%	—	361.7
Total Carrying Value of Debt				744.9	1,203.3
Less current portion				—	(8.7)
Total Long-Term Debt				$744.9	$1,194.6
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
The first lien debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable margin is 2.75% to 3.00% for Base Rate loans or 3.75% or 4.00% for LIBOR Based Loans, depending on the Company’s leverage. On June 17, 2020, the Company used approximately $101.2 million to prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, including accrued interest thereon of $1.2 million. The repayment was funded with a portion of the net proceeds received from the initial public offering of the Company’s Class A common stock. As of December 31, 2020, $756.4 million aggregate principal amount of term loans were outstanding under the First Lien Credit Agreement. The interest related portion of the repayment was recorded within Interest expense, net in its Consolidated Statements of Operations, and represented use of cash from operating activities in the Consolidated Statements of Cash Flows. The quarterly repayment requirement on first lien borrowings has been satisfied for the remainder of the term after the $100.0 million principal payment. The effective interest rate on the first lien debt was 4.3% and 7.5% as of December 31, 2020 and December 31, 2019, respectively.

Note 8 - Financing Arrangements (continued)
Second Lien Term Loan
In conjunction with the acquisition of Pre-Acquisition ZI on February 1, 2019, ZoomInfo raised $370.0 million of second lien debt.
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
On March 25th, 2020, the Company drew down $35.0 million under the revolving credit facility. On June 8, 2020, the Company paid off the outstanding $35.0 million balance of the revolving credit facility with proceeds from the IPO. The effective interest rate was 3.7% as of the repayment date. Immaterial debt issuance costs were incurred in connection with the entry into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs, net of current portion on the accompanying Consolidated Balance Sheets were immaterial as of December 31, 2020 and December 31, 2019.
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

Note 8 - Financing Arrangements (continued)
Redeemable Series A Preferred Units
In conjunction with the acquisition of Pre-Acquisition ZI on February 1, 2019, ZoomInfo issued 51,750,000 of Series A Preferred Units in exchange for $200.2 million, net of issuance costs. On June 8, 2020, the Company redeemed and cancelled all outstanding Series A Preferred Units of ZoomInfo OpCo. Refer to Note 13 for additional discussion regarding Series A Preferred Units and related redemption.
The expected future principal payments for all borrowings as of December 31, 2020 is as follows (in millions):

		Contractual Maturity	Discounts and Issuance Costs	As Presented
For the year ended December 31,	2021	$—	$(2.6)	$(2.6)
	2022	—	(2.7)	(2.7)
	2023	—	(2.9)	(2.9)
	2024	—	(3.0)	(3.0)
	2025	—	(0.3)	(0.3)
	Thereafter	756.4	—	756.4
		$756.4	$(11.5)	$744.9

Note 9 - Derivatives and Hedging Activities
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
We recognize derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s Consolidated Balance Sheets and measure them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.
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
During the year ended December 31, 2020, we entered into forward-starting interest rate swaps to hedge the variability of forecasted interest payments on our first lien debt after April 2022. The total notional amount of these forward-starting interest rate swaps is $500.0 million as of December 31, 2020. These forward-starting interest rate swaps will fix the benchmark interest rate and hedge the variability of forecasted interest payments from April 2022 through January 2026.

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
During the year ended December 31, 2020 the Company dedesignated and redesignated certain hedges contemporaneously with the inception of our forward-starting interest rate swaps to achieve optimal interest rate protections. As of December 31, 2020, $243.6 million of the notional amount of the interest rate cap contract is not designated as an accounting hedge.
As December 31, 2020, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$256.4	3.500%	April 30, 2024
Interest rate swap contracts	Two	$350.0	2.301%	April 29, 2022
Forward-starting interest rate swap contracts	Two	$500.0	0.370%	January 30, 2026
The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivatives as of December 31, 2020 and December 31, 2019 (in millions):

	Fair Value of Derivative Instruments
Instrument	December 31, 2020		December 31, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$—	$0.2	$—	$0.3
Interest rate cap contract(2)	—	0.2	—	0.4
Interest rate swap contracts(1)	—	7.3	—	2.3
Interest rate swap contracts(2)	—	2.2	—	3.0
Forward-starting interest rate swap contracts(3)	1.0	—	—	N/A
Total designated derivative fair value	1.0	9.9	—	6.0

Derivatives not designated as hedging instruments
Interest rate cap contract(1)	—	0.2	—	—
Interest rate cap contract(2)	—	0.2	—	—
Total undesignated derivative fair value	—	0.4	—	—
Total derivative fair value	$1.0	$10.3	$—	$6.0
________________
(1) Included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
(2) Included in Other long-term liabilities on our Consolidated Balance Sheets.
(3) Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.

Note 9 - Derivatives and Hedging Activities (continued)
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) (“AOCI”) on the Company’s Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows in our Consolidated Statements of Cash Flows. Income tax effects from changes in fair value of derivative instruments are recorded in our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $5.9 million into interest expense from AOCI.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.
Note 10 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 of the fair value hierarchy. We classify our corporate debt securities, U.S. Treasury securities, and U.S. government agency securities as Level 2 of the fair value hierarchy. The carrying values of the Company's debt instruments approximate their fair value based on Level 2 inputs since the instruments carry variable interest rates based on LIBOR or other applicable reference rates.
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

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$72.0	$—
Money market mutual funds	$91.0	$—	$—
U.S. Treasury securities	$—	$6.4	$—
Short-term investments:
Corporate debt securities	$—	$24.0	$—
U.S. Treasury securities	$—	$2.0	$—
U.S. government agency securities	$—	$4.6	$—
Deferred costs and other assets, net of current portion
Forward-starting interest rate swap contracts	$—	$1.0	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.8)	$—
Interest rate swap contracts	$—	$(9.5)	$—

Measured on a non-recurring basis:
N/A	$—	$—	$—

Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Measured on a recurring basis:
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.7)	$—
Interest rate swap contracts	$—	$(5.3)	$—

Measured on a non-recurring basis:
Assets:
Impaired right-of-use assets	$—	$—	$1.4
There have been no transfers between fair value measurements levels during the year ended December 31, 2020.
See Note 5 for further information regarding the fair value of our financial instruments.

Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
As of December 31, 2020, our outstanding non-cancelable purchase obligations with a term of 12 months or longer, mainly related to third-party cloud hosting and software as a service arrangements, were as follows:

Fiscal Period:	Amount (in millions)
2021	$11.7
2022	3.9
2023	2.8
2024	0.1
2025	—
Thereafter	—
Total	$18.5
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $3.1 million and $2.1 million at December 31, 2020 and December 31, 2019, respectively. This liability is included in Accrued expenses and other current liabilities in the Company’s Consolidated Balance Sheets.
Contingent earnout payments
As of December 31, 2020, the Company is contingently committed to making an earnout payment of up to $4.0 million as part of our acquisition Komiko (refer to Note 4 for additional information).
Deferred acquisition-related payments
In accordance with the purchase agreement, the Company will pay deferred consideration of $10.0 million on the second anniversary of the Pre-Acquisition ZI acquisition in 2021. Refer to Note 4.
Legal matters
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
Note 12 - Stockholders' Equity and Members' Deficit
We have three classes of common stock: Class A common stock, Class B common stock, and Class C common stock. Holders of outstanding shares of our Class A common stock, Class B common stock, and Class C common stock will vote as a single class on all matters on which stockholders are entitled to vote generally, except as otherwise required by law. Shares of Class A common stock and Class C common stock are identical in all respects, except for voting rights, certain conversion rights and transfer restrictions in respect of the shares of Class C common stock, as described below.

Note 12 - Stockholders' Equity and Members' Deficit (continued)
Voting rights
Holders of Class A common stock are entitled to one vote per share and holders of Class B and Class C common stock are entitled to ten votes per share (for so long as the aggregate number of outstanding shares of our Class B and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share), on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally, including the election or removal of directors. No holders of any class of our common stock have cumulative voting rights in the election of directors. The voting power afforded to Pre-IPO Blocker Holders by their shares of Class C common stock, and Pre-IPO OpCo Unitholders and Pre-IPO HoldCo Unitholders, as applicable, by their shares of Class B common stock, is reduced as their shares are transferred or exchanged, as applicable, for shares of Class A common stock.
Conversion rights and transfer restrictions
The outstanding shares of Class C common stock are convertible at the option of the holder into shares of Class A common stock on a one-for-one basis. In addition, each share of Class C common stock will convert automatically into one share of Class A common stock upon any transfer, whether or not for value, or, if on the record date for any meeting of the stockholders, the aggregate number of outstanding shares of our Class B common stock and Class C common stock is less than 5% of our outstanding shares of common stock. Once converted into Class A common stock, Class C common stock will not be reissued.
Shares of Class B common stock are not transferable except for (i) transfers to us for no consideration upon which transfer such share of Class B common stock will be automatically canceled, or (ii) together with the transfer of an identical number of OpCo Units or HoldCo Units made to the permitted transferee of such OpCo Units or HoldCo Units made in compliance with the applicable limited liability company agreement of ZoomInfo OpCo or ZoomInfo HoldCo. Upon the exchange of an OpCo Unit or a HoldCo Unit (together with a share of Class B common stock), as applicable, the shares of Class B common stock will be automatically canceled with no consideration and no longer outstanding.
Dividends and distributions
Holders of Class A and Class C common stock are entitled to receive dividends at the same rate, when, as and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. If we pay a dividend or distribution on Class A common stock, payable in shares of Class A common stock, we also will be required to pay a pro rata and simultaneous dividend or distribution on Class C common stock, payable in shares of Class C common stock. Similarly, if we pay a dividend or distribution on Class C common stock, payable in shares of Class C common stock, we also will be required to make a pro rata and simultaneous dividend or distribution on Class A common stock, payable in shares of Class A common stock. Holders of Class B common stock do not have any right to receive dividends or to receive a distribution upon a liquidation, dissolution or winding up of ZoomInfo Technologies Inc.
Upon our liquidation, dissolution, or winding up, subject to the rights of holders of one or more outstanding series of preferred stock having liquidation preferences, the holders Class A and Class C common stock are entitled to receive pro rata our remaining assets available for distribution.

Note 12 - Stockholders' Equity and Members' Deficit (continued)
Exchange rights of holders of OpCo Units, Class P Units, LTIP Units, and HoldCo Units
We amended and restated the limited liability company agreement of ZoomInfo OpCo in connection with the Reorganization Transaction so that the Pre-IPO OpCo Unitholders may (subject to the terms of such limited liability company agreement) exchange their OpCo Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock of ZoomInfo Technologies Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications. The holders of Class P Units have the right to exchange their vested Class P Units into a number of shares of Class A common stock that will generally be equal in value to the implied “spread value” of the corresponding Class P Units (calculated based on the excess of the public trading price of Class A common stock at the time of the exchange over the per unit strike price of such Class P Units). Holders of vested LTIP Units may similarly become eligible to convert their LTIP Units into OpCo Units which, in turn, may be exchanged on a one-for-one basis for shares of Class A common stock of ZoomInfo Technologies Inc. as described above. The limited liability company agreement of ZoomInfo HoldCo provides that the Pre-IPO HoldCo Unitholders may (subject to the terms of such limited liability company agreement) exchange their HoldCo Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock of ZoomInfo Technologies Inc. on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends, and reclassifications.
Noncontrolling Interest
ZoomInfo Technologies Inc. operates and controls all of the business and affairs, and consolidates the financial results, of ZoomInfo OpCo through ZoomInfo HoldCo and, through ZoomInfo OpCo and its subsidiaries, conducts our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo HoldCo, and therefore ZoomInfo OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the HoldCo Units and OpCo Units held by Continuing Members. Changes in ZoomInfo’s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of HoldCo Units or OpCo Units by Continuing Members will result in a change in ownership and reduce or increase the amount recorded as Noncontrolling interests and increase or decrease Additional paid-in capital in the Company’s Consolidated Balance Sheets.
As of December 31, 2020, ZoomInfo Technologies Inc. held 173,820,611 HoldCo Units, and ZoomInfo HoldCo held 177,586,542 OpCo Units resulting in an ownership interest of 45% in the consolidated subsidiaries.
Note 13 - Redeemable Series A Preferred Units
On February 1, 2019, and in connection with the ZoomInfo acquisition (see Note 4 - Business Combinations), the Company issued 51,750,000 Series A Preferred Units in exchange for $200.2 million, net of $0.6 million in issuance costs. As of December 31, 2019, 51,750,000 units remained outstanding.
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

Note 14 - Earnings Per Share
Basic net income (loss) per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc. by the weighted-average number of shares of Class A and Class C common stock outstanding during the period, excluding unvested equity awards and subsidiary member units not exchanged. Diluted earnings per share of Class A and Class C common stock is calculated by dividing net income attributable to ZoomInfo Technologies Inc., adjusted for the assumed exchange of all potentially dilutive securities by the weighted-average number of shares of Class A and Class C common stock outstanding. Share counts used in the diluted earnings per share calculations are adjusted for the deemed repurchases provided for in the treasury stock method.
Prior to the IPO, the ZoomInfo OpCo membership structure included Series A Preferred Units, Preferred units, Common units, and Profits Interests in the form of Class P Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the years ended December 31, 2018 or December 31, 2019, and the basic and diluted earnings per share calculations for the year ended December 31, 2020 represent the post IPO period from June 4, 2020 to December 31, 2020 only.
The following table sets forth (in millions) the computation of net loss used to compute basic net income (loss) per share of Class A and Class C common stock for the year ended December 31, 2020. The basic and diluted earnings per share period for the year ended December 31, 2020, represents only the period from June 4, 2020 to December 31, 2020, which represents the period wherein we had outstanding Class A and Class C common stock.

Year Ended December 31, 2020
Numerator:
Net loss	$(36.4)
Add: Net loss attributable to ZoomInfo OpCo before Reorganization Transactions	5.1
Less: Excess of consideration paid over carrying amount to holders of Series A Preferred Units attributable to common shares	(11.0)
Add: Net loss attributable to noncontrolling interests	27.3
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(15.0)

The following table sets forth the computation of basic and diluted net income per share of Class A and Class C common stock (in millions, except share and per share amounts):

	Year Ended December 31, 2020
	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$(6.0)	$(9.0)
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	62,464,272	94,278,971
Basic net income (loss) per share attributable to common stockholders	$(0.10)	$(0.10)

Note 14 - Earnings Per Share (continued)

	Year Ended December 31, 2020
	Class A	Class C

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$(6.0)	$(9.0)
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	(2.0)	(2.9)
Reallocation of earnings as a result of conversion of potentially dilutive instruments	(1.2)	1.2
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	(10.7)	—
Allocation of undistributed earnings	$(19.9)	$(10.7)
Denominator:
Number of shares used in basic computation	62,464,272	94,278,971
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
HSKB I Class 1 Units	9,384,174	—
Class P Units	8,397,751	—
Exercise of Class A Common Stock Options	179,450	—
Conversion of Class C to Class A common shares outstanding	94,278,971	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	174,704,618	94,278,971
Diluted net income (loss) per share attributable to common stockholders	$(0.11)	$(0.11)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of ZoomInfo Technologies Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

Year Ended December 31, 2020
OpCo Units	213,410,605
Restricted Stock Units	251,285
HSKB II Phantom Units	545,779
LTIP Units	447,456
HoldCo Units	5,083,280
HSKB II Class 1 Units	5,244,286
Total anti-dilutive securities	224,982,691

Note 15 - Leases
We account for leases in accordance with ASC Topic 842, Leases, which we adopted on January 1, 2019 using the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for periods before January 1, 2019. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies for further detail on our policies surrounding leases.
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
The Company also has a sublease of a former corporate office. The sublease has a remaining lease term of less than one year. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income from operations in the Consolidated Statements of Operations was immaterial for the years ended December 31, 2020, 2019, and 2018.
The Company’s lease assets and liabilities consist of the following (in millions):

		As of December 31,
(in millions)		2020	2019
Assets
Operating lease right-of-use assets, net	Operating leases	$32.0	$36.8

Liabilities
Current portion of operating lease liabilities	Operating leases	$6.0	$4.0
Operating lease liabilities, net of current portion	Operating leases	$33.6	$40.7
Rent expense was $7.6 million, $6.5 million, and $1.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Other information related to leases was as follows:

(in millions)	Year ended December 31,
Supplemental Cash Flow Information	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$7.3	$3.4

Lease liabilities arising from obtaining right-of-use assets
From acquisitions	$0.4	$28.6
From new and existing lease agreements and modifications	$(0.9)	$3.8

	As of December 31,
	2020	2019
Weighted Average Remaining Lease Term (in years)	5.0	8.6

Weighted Average Discount Rate	4.2%	6.3%

Note 15 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancellable leases to the total lease liabilities recognized on the consolidated balance sheets as of December 31, 2020 (in millions):

Year Ending December 31,	Operating Leases
2021	$7.5
2022	8.3
2023	8.0
2024	12.8
2025	6.1
Thereafter	1.4
Total future minimum lease payments	44.1
less effects of discounting	4.5
Total lease liabilities	$39.6

Reported as of December 31, 2020
Current portion of operating lease liabilities	$6.0
Operating lease liabilities, net of current portion	33.6
Total lease liabilities	$39.6
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. As of December 31, 2020, there were no additional operating leases that have not yet commenced.
Short term lease expense and variable lease costs were immaterial for the year ended December 31, 2020. Short term lease commitments were immaterial as of December 31, 2020.
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

Note 16 - Equity-based Compensation (continued)
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
Restricted Stock Units
Restricted Stock Unit (“RSU”) activity was as follows during the periods indicated:

	Year Ended December 31, 2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Granted	1,055,609	$29.09
Vested	(26,674)	$21.00
Forfeited	(43,537)	$28.67
Unvested at end of period	985,398	$28.84

Class A Common Stock Options
Outstanding options activity was as follows during the period indicated:

	Year Ended December 31, 2020
	Options	Weighted Average Exercise Price
Outstanding at beginning of period	—	$—
Effect of Reorganization Transactions and IPO	576,708	$21.00
Forfeited	(24,268)	$21.00
Outstanding at end of period	552,440	$21.00
There were no options exercisable at the end of the year. Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of December 31, 2020.

Aggregate intrinsic value (in millions)
Unit Options outstanding	$15.0
Unit Options exercisable	$—
Weighted average remaining contractual life (in years)
Unit Options outstanding	9.4 years
Unit Options exercisable	N/A

Note 16 - Equity-based Compensation (continued)
All Options outstanding were issued at the time of the IPO during 2020. No additional options have been issued to date. The fair value of Class A stock options granted at the time of the IPO was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

Year Ended December 31, 2020
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
HoldCo Units
Unvested HoldCo Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2020
	HoldCo Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	—	$—
Effect of Reorganization Transactions and IPO	1,332,239	$8.98
Vested	(74,207)	$6.27
Forfeited	(43,927)	$9.36
Unvested at end of period	1,214,105	$9.13

OpCo Units
OpCo Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	OpCo Units	Weighted Average Grant Date Fair Value	OpCo Units
Unvested at beginning of period	228,819	$1.72	441,681
Effect of Reorganization Transactions and IPO	(6,909)	$10.48	—
Vested	(162,218)	$1.72	(118,867)
Forfeited	(59,692)	$0.68	(93,995)
Unvested at end of period	—	$—	228,819

Note 16 - Equity-based Compensation (continued)

Class P Units
Class P Units were issued under both the prior and current LLC agreement of ZoomInfo OpCo. Class P Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2020		Year Ended December 31, 2019	Year Ended December 31, 2018
	Class P Units	Weighted Average Participation Threshold	Class P Units	Class P Units
Unvested at beginning of period	16,893,603	$6.19	5,716,467	—
Effect of Reorganization Transactions and IPO	(1,950,930)	$7.01	—	—
Granted	642,500	$21.00	13,310,663	5,716,467
Vested	(6,357,566)	$5.05	(280,563)	—
Forfeited	(430,965)	$6.56	(1,852,964)	—
Unvested at end of period	8,796,642	$6.59	16,893,603	5,716,467
In September 2019, ZoomInfo OpCo expanded its employee incentive programs under a newly-formed upper tier entity DiscoverOrg Management Holdings, LLC (“Management Holdings”), established to issue Incentive Units to employees of the Company. Through this newly formed upper tier entity, Class P Units were issued by Management Holdings to employees, directors, and consultants or advisors of the Company, and ZoomInfo OpCo issued corresponding Class P Units to Management Holdings. The cancellation or forfeiture of any Management Holdings’ Class P Units automatically results in a cancellation of an equal number of ZoomInfo OpCo’s Class P Units. Management Holdings was subsequently merged with and into ZoomInfo HoldCo in connection with the Reorganization Transactions and IPO. Class P Units issued directly by ZoomInfo OpCo and by Management Holdings are combined in the table above.
The fair value of Class P Units granted was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

	Year Ended December 31,
	2020	2019	2018
Risk-free rate	0.5%	1.58% - 2.49%	2.49% - 2.82%
Volatility	39.9%	38.4% - 41.9%	39.1% - 41.2%
Expected life	6.5 - 6.8 years	4 years	4 years
Marketability discount	N/A	(A)	29%
Fair value per unit	$21.00	$5.20 - $14.36	$4.00 - $5.20
(A)In June 2019, the Company began to apply a probability weighted expected return method, where equity values were calculated using an option pricing model under an IPO and non-IPO scenarios and each value was weighted based on estimated probability of occurrence. For common units, an estimated time until a liquidation event of 1.5 - 4.0 years and a marketability discount of 13% - 25% was used, depending on an IPO or non-IPO scenarios. As of December 31, 2019, an 80% weight was applied to an IPO scenario.

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

Note 16 - Equity-based Compensation (continued)
LTIP Units
LTIP Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2020
	LTIP Units	Weighted Average Participation Threshold
Unvested at beginning of period	—	$—
Granted	47,620	$21.00
Unvested at end of period	47,620	$21.00

HSKB Incentive Units
After selling units to TA Associates and funds affiliated with 22C Capital LLC, the founders of the Company contributed membership units of ZoomInfo OpCo into an upper tier entity, HSKB Funds, LLC, which is controlled by the current CEO of the Company (“HSKB Manager”). In connection with the Reorganization Transactions, HSKB was reorganized into HSKB I and HSKB II (together, “HSKB”), with HSKB I owning OpCo Units and HSKB II owning HoldCo Units. HSKB may issue LLC units to employees of the Company (“HSKB Grant”) in the form of Class 1 units and Class 2 units, with a Class 1 unit being exchangeable into one share of Class A Common Stock, and a Class 2 unit equal to any residual interests in HSKB upon liquidation. These awards are recorded in accordance with the measurement and recognition criteria of ASC 718 for awards made to non-employees.
Prior to December 2019, most HSKB Grants were issued with a performance vesting condition wherein the award vests upon the cumulative change of more than 90% of the membership interests in the Company. In December 2019, unvested HSKB Grants were modified to add an alternative vesting condition and modify the forfeiture provisions, wherein 50% of an HSKB Grant will no longer be subject to forfeiture and will be eligible to vest on the later of September 1, 2020 or two years following the award grant date, and 1/48th will no longer be subject to forfeiture and be eligible to vest on the first day of each subsequent month. This additional vesting condition (but not the forfeiture modification) is conditioned upon the ability to exchange the HSKB Units for the Class A Common Stock of the Company after an IPO. This modification affected 142 grantees at the time and resulted in an increase in unrecognized equity-based compensation cost related to the HSKB Grants of approximately $88.4 million. Upon completion of the IPO in June 2020, this performance condition was satisfied and the Company began to recognize compensation cost under these awards on a straight-line basis in the same manner as if the Company had paid cash in lieu of awarding the HSKB Grants, per the requirements of ASC 718.
In 2018, in connection with the Carlyle Investment described above, holders of HSKB Grants received $21.8 million in cash distributions. In addition, HSKB allocated $31.3 million to be paid over three years from 2019 to 2021 if the holder of the HSKB Grant remains employed by the Company as of the payment date. On March 31, 2020, HSKB allocated an additional $5.3 million to be paid out over four years, starting with March 31, 2020, to holders of HSKB Grants who received their grants after the March 2018 Carlyle Investment, subject to the holders continued employment by the Company. During the twelve months ended December 31, 2020, HSKB paid $11.3 million from allocated funds and has $12.2 million remaining that it has allocated to be paid through 2023.

Note 16 - Equity-based Compensation (continued)
HSKB Phantom Units
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

	Year Ended December 31,
	2020	2019	2018

Cost of service and Operating expenses include equity-based compensation expenses as follows:
Cost of service	$27.4	$4.0	$8.3
Sales and marketing	62.6	11.2	15.8
Research and development	13.6	4.7	1.1
General and administrative	18.0	5.2	7.5
Total equity-based compensation expense	$121.6	$25.1	$32.7

As of December 31, 2020, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, periods in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$29.2	3.5
Class A Common Stock Options	1.1	2.6
HoldCo Units	7.0	2.5
Class P Units	23.8	2.3
LTIP Units	0.9	3.9
HSKB Incentive Units	55.3	1.7
HSKB Phantom Units	4.4	2.5
Total unamortized equity-based compensation cost	$121.7

Note 16 - Equity-based Compensation (continued)
The total intrinsic value of profit interests and options that were exercised during the year ended December 31, 2020 was $50.3 million. The total fair value of all other previously unvested equity-based awards that vested during the year ended December 31, 2020 was $202.5 million.
Note 17 - Segment and Geographic Data
The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information for purposes of making operating decisions, assessing financial performance and allocating resources. The Company’s CODM evaluates financial information on a consolidated basis. As the Company operates as one operating segment, all required segment financial information is found in the consolidated financial statements.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2020, 2019, and 2018, no significant long-lived assets were held by entities outside of the U.S.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 9%, 9%, and 7% of total revenue for the years ended December 31, 2020, 2019, and 2018, respectively. Revenue by geographic region is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
United States	$433.2	$267.3	$134.9
Rest of world	43.0	26.0	9.4
	$476.2	$293.3	$144.3

Note 18 - Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders (collectively, the “Tax Receivable Agreements”). These Tax Receivable Agreements provide for the payment by ZoomInfo Technologies Inc. or any member of its affiliated, consolidated, combined, or unitary tax group (collectively, the “ZoomInfo Tax Group”) to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in this offering and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of Class A common stock after this offering, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Technologies Inc. to the Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. The Company expects to benefit from the remaining 15.0% of any of cash savings that it realizes.
The Company expects to obtain an increase in its share of the tax basis in the net assets of ZoomInfo HoldCo when OpCo Units are exchanged by Pre-IPO OpCo Unitholders. The Company intends to treat any redemptions and exchanges of OpCo Units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
As of December 31, 2020, the Company had a liability of $271.0 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo units exchanged. During the year ended December 31, 2020, we recognized a TRA remeasurement gain of $15.7 million within Other (income) expense, net on our Consolidated Statements of Operations.

Note 19 - Income Taxes
The provision for income taxes for the years ended December 31, 2020 and 2019 consisted of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Current tax provision
Federal	$(1.9)	$—	$—
State	(1.3)	(0.5)	(0.1)
Foreign	(3.3)	(0.2)	—
	(6.5)	(0.7)	(0.1)

Deferred tax provision
Federal	(0.9)	5.0	2.0
State	2.7	2.2	1.0
Foreign	—	—	—
	1.8	7.2	3.0

Benefit (expense) from income taxes	$(4.7)	$6.5	$2.9

For the years ended December 31, 2020, 2019, and 2018, the effective income tax rate differs from the U.S. federal statutory income tax rate as explained below:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	(4.2)%	1.6%	5.8%
Foreign taxes	(10.5)%	—%	—%
Income allocable to NCI not subject to tax	(0.2)%	(14.8)%	(17.4)%
Non-deductible stock compensation	(42.1)%	—%	—%
Impact of GAAP basis shifts	(9.1)%	—%	—%
R&D credit	3.2%	—%	—%
Other	(0.3)%	0.5%	(0.3)%
Valuation allowance	27.4%	(0.6)%	—%
Effective income tax rate	(14.8)%	7.7%	9.1%

Note 19 - Income Taxes (continued)
As of December 31, 2020 and 2019, the components of deferred tax assets and liabilities are as follows (in millions):

	Year Ended December 31,
	2020	2019
Deferred tax assets
Investment in ZoomInfo Holdings LLC	$649.6	$—
Net operating loss carryforwards	5.9	4.9
Interest expense carryforward	9.7	7.2
Credit carryforwards	3.1	1.3
Other	—	—
Total deferred tax assets	$668.3	$13.4

Deferred tax liabilities
Investment in ZoomInfo Tech LLC	$22.6	$94.0
Total deferred tax liabilities	$22.6	$94.0

Less valuation allowance	$(238.3)	$(2.2)
Net deferred tax asset (liability)	$407.4	$(82.8)
We recognize deferred tax assets to the extent we believe, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. For the year ended December 31, 2020, the Company recorded a valuation allowance on its deferred tax asset associated with the investment in a corporate subsidiary that it does not expect to recognize the benefit from in the foreseeable future. At December 31, 2020, we had U.S. federal tax credit carryforwards of approximately $2.2 million. Our federal tax credits will begin to expire in 2035 if not utilized. At December 31, 2020, we have $3.2 million of state tax net operating losses and $1.2 million of state tax credits. These state tax net operating losses and credits will begin to expire in 2028 if not utilized.
For the year ended December 31, 2020, the Company recorded a valuation allowance on the portion of ZoomInfo Intermediate Holdings LLC’s investment in ZoomInfo Holdings LLC associated with its share of the book-tax difference in RKSI, This portion of the deferred tax asset is not expected to be realized in the foreseeable future. For the year ended December 31, 2019, the Company recorded a valuation allowance on certain state tax attributes that it did not expect to realize. This valuation allowance on the state tax attributes was released in the second quarter of 2020.
Utilization of net operating losses, credit carryforwards, and certain deductions may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The tax benefits related to future utilization of federal and state net operating losses, tax credit carryforwards, and other deferred tax assets may be limited or lost if cumulative changes in ownership exceeds 50% within any three-year period. Additional limitations on the use of these tax attributes could occur in the event of possible disputes arising in examinations from various taxing authorities.
There were no interest and penalties accrued for the years ended December 31, 2020 or 2019. The Company has assessed its tax positions taken and concluded there are no significant uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2020 or 2019, that, if recognized, would affect the amount of income tax expense reported.
The Company files returns with the Internal Revenue Service and multiple state jurisdictions, which are subject to examination by the taxing authorities for years 2014 and later. The earlier tax years are subject to examination due to the utilization of net operating losses in recent tax years. None of our federal or state income tax return are currently under examination by federal or state taxing authorities.

Note 20 - Subsequent Events
Senior Unsecured Notes Offering
In February 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc., completed an offering of $350.0 million in aggregate principal amount of 3.875% senior notes due 2029. We used all of the net proceeds, along with cash on hand, to prepay $356.4 million aggregate principal amount of our first lien term loans outstanding under the first lien credit agreement (the “Debt Prepayment”). Following the Debt Prepayment, as of February 2, 2021, $400.0 million aggregate principal amount of first lien term loans were outstanding under our first lien credit agreement.
First Lien Credit Agreement Amendment
In February 2021, ZoomInfo LLC entered into an amendment to our first lien credit agreement, pursuant to which, among other things, there will be (i) an increase in the aggregate commitments to $250.0 million under our first lien revolving credit facility, (ii) the addition of the ZoomInfo Technologies LLC as a co-borrower, (iii) the repricing of our first lien term loan facility maturing in February 2026 and first lien revolving credit facility, and (iv) an extension of the maturity date of our first lien revolving credit facility to November 2025.
Office Space Lease Agreement
In January 2021, we entered into a 15-year non-cancelable agreement to lease office space in Waltham, Massachusetts, which will replace our existing office space in Waltham, Massachusetts. The lease will commence in 2021 with space of 98,104 square feet, with plans to expand to 226,244 square feet through 2027. First year cash rent is expected to be $31.00 per square foot ignoring certain lease incentives and future rent increases.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) to determine whether such disclosure controls and procedures provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Remediation Efforts to Address the Material Weakness
The following remedial actions have been taken during the year ended December 31, 2020:
•hired additional full-time accounting resources with appropriate levels of experience, with a focus on technical accounting and tax accounting;
•reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;
•redesigned and enhanced controls related to the quarterly processes around accounting for the TRA; and
•engaged a professional accounting services firm to help us assess and commence documentation of our internal controls for complying with the Sarbanes-Oxley Act.

While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of testing these recently implemented processes, procedures, and controls. Additional time is required to complete the assessment to ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness described above. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As such, we were unable to conclude that the material weakness in our internal control over financial reporting had been remediated as of December 31, 2020, and therefore have concluded that our disclosure controls and procedures were not effective as of December 31, 2020.
Notwithstanding the identified material weakness, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.
Management’s Annual Report on Internal Control Over Financial Reporting
This report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2020, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the actions taken to remediate the material weakness as set forth above.
Inherent Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller, or persons performing similar functions, which is posted on our website. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K by reference or otherwise.
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2020 (the 2021 Proxy Statement), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements: Our Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules: All other schedules have been omitted as the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.
3. Exhibits: Except as otherwise noted below, the exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.2
+4.1	Description of Registrant’s Securities
4.2	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto and Wells Fargo, National Association, as trustee	8-K filed February 2, 2021	001-39310	4.1
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.2)	8-K filed February 2, 2021	001-39310	4.1
10.1	Fifth Amended and Restated Limited Liability Company Agreement of ZoomInfo Holdings LLC, dated as of June 3, 2020	8-K filed June 8, 2020	001-39310	10.1
10.2	Amended and Restated Limited Liability Company Agreement of ZoomInfo Intermediate Holdings LLC, dated as of June 3, 2020	8-K filed June 8, 2020	001-39310	10.2
10.3	Exchange Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.3
10.4	Reorganization Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.4
10.5	Registration Rights Agreement, dated as of June 8, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.5
10.6	Stockholders Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.6
10.7†	ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan	8-K filed June 8, 2020	001-39310	10.7
10.8†	ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	8-K filed June 8, 2020	001-39310	10.8
10.9†	Form of Indemnification Agreement	S-1/A filed May 27, 2020	333-236674	10.9
10.10	First Lien Credit Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the guarantors party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer, and the other lenders and L/C issuers party thereto	S-1 filed February 27, 2020	333-236674	10.10
10.11	Amendment No. 1 to the First Lien Credit Agreement, dated February 19, 2020, by and among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	S-1 filed February 27, 2020	333-236674	10.11
10.12	First Lien Security Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the grantors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1 filed February 27, 2020	333-236674	10.12
10.13	First Lien Holdings Guaranty, dated as of February 1, 2019, among DiscoverOrg Midco, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.13
10.14	First Lien Subsidiary Guaranty, dated as of February 1, 2019, among the guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.14
10.15	First Lien Intercompany Subordination Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the subordinated creditors and obligors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	S-1 filed February 27, 2020	333-236674	10.15

10.16†	Employment Agreement, dated as of May 27, 2020, between ZoomInfo Technologies Inc., ZoomInfo OpCo and Henry Schuck	8-K filed June 8, 2020	001-39310	10.9
10.17†	Employment Agreement, dated December 21, 2018, by and between DiscoverOrg Data, LLC and Peter Cameron Hyzer	S-1 filed February 27, 2020	333-236674	10.25
10.18†	Form of HSKB Funds, LLC Subscription Agreement	S-1 filed February 27, 2020	333-236674	10.26
10.19†	Form of Class P Incentive Unit Agreement	S-1 filed February 27, 2020	333-236674	10.27
10.20†	Form of Standard Employee Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.28
10.21†	Form of Class P Unit Agreement for Henry Schuck under 2020 Omnibus Incentive Plan	S-1/A filed May 27, 2020	333-236674	10.29
10.22†	Form of Leverage Restoration Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.30
10.23†	Form of Standard Employee Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.31
10.24†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.32
10.25†	Form of Non-Employee Director Sign-On Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.33
10.26†	Form of Class P Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.34
10.27†	Form of LTIP Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.35
10.28†	Form of Restrictive Covenant Agreement Exhibit to Employee Equity Awards under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.36
10.29†	Employment Agreement, dated as of August 10, 2020, between ZoomInfo Technologies Inc., ZoomInfo Technologies LLC and Joseph Christopher Hays	10-Q filed August 11, 2020	001-39310	10.20
+10.30†	Offer Letter Agreement, dated as of February 1, 2019, between DiscoverOrg Data, LLC and Nir Keren
10.31	Amendment No. 2 to First Lien Credit Agreement, dated February 2, 2021, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), ZoomInfo Technologies LLC, ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed February 2, 2021	001-39310	10.1
+21.1	Subsidiaries of ZoomInfo Technologies Inc.
+23.1
Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP’s audit report into Registration Statements of ZoomInfo Technologies Inc. on Form S-8 and Form S-1

+24.1	Power of Attorney (included in the signature page of this report)
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
† Management contract or compensatory plan or arrangement.
* The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ZoomInfo Technologies Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2021.

ZOOMINFO TECHNOLOGIES INC.

By:	/s/ Henry Schuck
Name: Henry Schuck Title: Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Henry Schuck, Cameron Hyzer, Anthony Stark, and Christopher Arntzen and each of them, any of whom may act without joinder of the other, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report and Power of Attorney have been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2021.

Signature	Title

/s/ Henry Schuck	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)
Henry Schuck

/s/ Todd Crockett	Director
Todd Crockett

/s/ Mitesh Dhruv	Director
Mitesh Dhruv

/s/ Keith Enright	Director
Keith Enright

/s/ Ashley Evans	Director
Ashley Evans

/s/ Mark Mader	Director
Mark Mader

/s/ Patrick McCarter	Director
Patrick McCarter

/s/ Jason Mironov	Director
Jason Mironov

/s/ D. Randall Winn	Director
D. Randall Winn

/s/ Cameron Hyzer	Chief Financial Officer (principal financial officer)
Cameron Hyzer

/s/ David Reid	Vice President of Accounting and Controller (principal accounting officer)
David Reid