Form 10-Q
period 2021-03-31
ZoomInfo Technologies Inc.
filed 2021-05-03
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of April 23, 2021, the number of outstanding shares of the registrant's common stock was:
103,199,260 shares of Class A common stock.
205,907,136 shares of Class B common stock.
82,253,336 shares of Class C common stock.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

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
•“2020 Form 10-K” refers to the Annual Report on Form 10-K of ZoomInfo Technologies Inc. for the fiscal year ended December 31, 2020 as filed with the SEC on February 26, 2021.
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
•our failure to achieve and maintain effective internal controls over financial reporting;
•our ability to successfully integrate acquired businesses, services, databases and technologies into our operations;
•our substantial indebtedness, which could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, and our ability to meet our obligations under our outstanding indebtedness, and could divert our cash flow from operations for debt payments;
•the parties to our stockholders agreement controlling us and their interests conflicting with ours or our other stockholders in the future;
•our being a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualifying for exemptions from certain corporate governance requirements, as a result of which our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements; and

•other factors described under “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K, and in other reports we file from time to time with the SEC.
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2021	2020
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$229.1	$269.8
Short-term investments	124.6	30.6
Restricted cash, current	0.1	1.2
Accounts receivable	115.2	121.2
Prepaid expenses and other current assets	15.5	14.3
Income tax receivable	1.0	2.4
Total current assets	485.5	439.5

Property and equipment, net	30.5	31.0
Operating lease right-of-use assets, net	30.6	32.0
Intangible assets, net	354.1	365.7
Goodwill	1,000.1	1,000.1
Deferred tax assets	584.9	415.7
Deferred costs and other assets, net of current portion	59.3	43.4
Restricted cash, non-current	2.0	—
Total assets	$2,547.0	$2,327.4

Liabilities, Temporary, and Permanent Equity (Deficit)
Current liabilities:
Accounts payable	$13.8	$8.6
Accrued expenses and other current liabilities	56.7	81.5
Unearned revenue, current portion	260.6	221.3
Income taxes payable	3.8	3.4
Current portion of tax receivable agreements liability	6.2	—
Current portion of operating lease liabilities	7.1	6.0
Total current liabilities	348.2	320.8

Unearned revenue, net of current portion	1.3	1.4
Tax receivable agreements liability, net of current portion	384.0	271.0
Operating lease liabilities, net of current portion	32.6	33.6
Long-term debt, net of current portion	738.7	744.9
Deferred tax liabilities	89.7	8.3
Other long-term liabilities	5.6	7.8
Total liabilities	1,600.1	1,387.8

Commitments and Contingencies (Note 11)

Permanent Equity (Deficit)
Class A common stock, par value $0.01	1.0	0.9
Class B common stock, par value $0.01	2.1	2.2
Class C common stock, par value $0.01	0.8	0.9
Additional paid-in capital	549.6	505.2
Accumulated other comprehensive income (loss)	1.6	(2.4)
Retained Earnings	(0.8)	(4.0)
Noncontrolling interests	392.6	436.8
Total equity (deficit)	946.9	939.6

Total liabilities, temporary, and permanent equity (deficit)	$2,547.0	$2,327.4
________________
(*) The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue	$153.3	$102.2
Cost of service:
Cost of service(2)	21.4	14.8
Amortization of acquired technology	6.7	5.6
Gross profit	125.2	81.8
Operating expenses:
Sales and marketing(2)	48.8	34.1
Research and development(2)	20.4	9.9
General and administrative(2)	18.8	10.0
Amortization of other acquired intangibles	4.8	4.6
Restructuring and transaction related expenses	4.4	2.9
Total operating expenses	97.2	61.5
Income (loss) from operations	28.0	20.3
Interest expense, net	6.5	24.5
Loss on debt extinguishment	5.9	2.2
Other (income) expense, net	(0.2)	(0.1)
Income (loss) before income taxes	15.8	(6.3)
Income tax expense (benefit)	49.7	(0.4)
Net income (loss)	(33.9)	(5.9)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	(5.9)
Less: Net income (loss) attributable to noncontrolling interests	(37.1)	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$3.2	$—

Net income (loss) per share of Class A and Class C common stock(1):
Basic	$0.02	N/A
Diluted	$0.02	N/A
________________
(1)Basic and diluted net income (loss) per share of Class A and Class C common stock is applicable only for periods after the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 to the Unaudited Consolidated Financial Statements). See Note 13 for the number of shares used in the computation of net income (loss) per share of Class A and Class C common stock and the basis for the computation of net income (loss) per share.
(2)Amounts include equity-based compensation expense, as follows:

	Three Months Ended March 31,
	2021	2020
Cost of service	$3.5	$1.7
Sales and marketing	8.4	6.4
Research and development	2.6	1.6
General and administrative	3.6	1.6
Total equity-based compensation expense	$18.1	$11.3

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	$(33.9)	$(5.9)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	10.1	(7.4)
Realized loss (gain) on settlement of cash flow hedges	1.5	0.7
Amortization of deferred losses related to the dedesignated Interest Rate Swap	—	—
Other comprehensive income (loss) before tax	11.6	(6.7)
Tax effect	(1.4)	—
Other comprehensive income (loss), net of tax	10.2	(6.7)
Comprehensive income (loss)	(23.7)	(12.6)
Less: Comprehensive income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	(12.6)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(30.9)	—
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$7.2	$—

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited)

		ZoomInfo Technologies Inc. Stockholders' Equity
		Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2020		87,697,381	216,652,704	86,123,230	$0.9	$2.2	$0.9	$505.2	$(4.0)	$(2.4)	$436.8	$939.6
Effect of LLC Unit Exchanges		14,500,582	(9,776,683)	(3,869,894)	0.1	(0.1)	(0.1)	37.2	—	—	(20.1)	17.0
Issuance of Class A common stock upon vesting of RSUs		20,439	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other		(30,936)	—	—	—	—	—	(1.6)	—	—	—	(1.6)
Exercise of stock options		24,758	—	—	—	—	—	0.5	—	—	—	0.5
Forfeitures / cancellations		—	(7,852)	—	—	—	—	—	—	—	—	—
Net income (loss)		—	—	—	—	—	—	—	3.2	—	(37.1)	(33.9)
Other comprehensive income		—	—	—	—	—	—	—	—	4.0	6.2	10.2
Paid and accrued tax distributions		—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Equity-based compensation		—	—	—	—	—	—	8.3	—	—	9.8	18.1
Balance at March 31, 2021		102,212,224	206,868,169	82,253,336	$1.0	$2.1	$0.8	$549.6	$(0.8)	$1.6	$392.6	$946.9

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2019	$(207.8)	—	—	—	$—	$—	$—	$—	$—	$(6.0)	$—	$(213.8)
Net income (loss)	(5.9)	—	—	—	—	—	—	—	—	—	—	(5.9)
Member distributions	(5.0)	—	—	—	—	—	—	—	—	—	—	(5.0)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(6.7)	—	(6.7)
Equity-based compensation	11.3	—	—	—	—	—	—	—	—	—	—	11.3
Balance at March 31, 2020	$(207.4)	—	—	—	$—	$—	$—	$—	$—	$(12.7)	$—	$(220.1)

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(33.9)	$(5.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.5	12.2
Amortization of debt discounts and issuance costs	0.5	1.4
Amortization of deferred commissions costs	8.7	5.4
Asset impairments	2.7	—
Loss on early extinguishment of debt	5.9	2.2
Deferred consideration valuation adjustments	0.2	0.9
Equity-based compensation expense	18.1	11.3
Deferred income taxes	47.0	(0.1)
Provision for bad debt expense	0.7	0.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5.1	3.3
Prepaid expenses and other current assets	(0.9)	(5.9)
Deferred costs and other assets, net of current portion	(9.8)	(6.3)
Income tax receivable	1.4	(0.3)
Accounts payable	5.2	5.5
Accrued expenses and other liabilities	(12.6)	(10.0)
Unearned revenue	39.2	14.0
Net cash provided by (used in) operating activities	93.0	28.3

Cash flows from investing activities:
Purchases of short-term investments	(103.6)	—
Maturities of short-term investments	9.5	—
Purchases of property and equipment and other assets	(4.7)	(4.1)
Cash paid for acquisitions, net of cash acquired	(0.2)	—
Net cash provided by (used in) investing activities	(99.0)	(4.1)

Cash flows from financing activities:
Payments of deferred consideration	(9.2)	(24.0)
Proceeds from debt	350.0	35.0
Repayment of debt	(356.4)	(2.2)
Payments of debt issuance and modification costs	(5.7)	(0.9)
Proceeds from exercise of stock options	0.5	—
Taxes paid related to net share settlement of equity awards	(2.2)	—
Repurchase outstanding equity / member units	—	(5.5)
Tax distributions	(10.8)	(5.0)
Net cash provided by (used in) financing activities	(33.8)	(2.6)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(39.8)	21.6
Cash, cash equivalents, and restricted cash at beginning of period	271.0	42.5
Cash, cash equivalents, and restricted cash at end of period	$231.2	$64.1

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	229.1	63.0
Restricted cash, current	0.1	1.1
Restricted cash, non-current	2.0	—
Total cash, cash equivalents, and restricted cash	$231.2	$64.1

Supplemental disclosures of cash flow information
Interest paid in cash	$6.8	$23.3
Cash paid for taxes	$—	$—

ZoomInfo Technologies Inc.
Notes to Unaudited Consolidated Financial Statements (Unaudited)
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Organization and Background
Business
ZoomInfo Technologies Inc., through its operating subsidiaries provides a go-to-market intelligence platform for sales and marketing teams. The Company’s cloud-based platform provides accurate and comprehensive information on organizations and professionals to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “ZoomInfo,” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc. and its consolidated subsidiaries.
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
We refer to the Reclassification, together with the Blocker Mergers and the ZoomInfo HoldCo Contributions, as the “Reorganization Transactions.” Following the Reorganization Transactions, ZoomInfo Technologies Inc. became a holding company, with its sole material asset being a controlling equity interest in ZoomInfo HoldCo, which became a holding company with its sole material asset being a controlling equity interest in ZoomInfo OpCo. ZoomInfo Technologies Inc. will operate and control all of the business and affairs, and consolidate the financial results, of ZoomInfo OpCo through ZoomInfo HoldCo and, through ZoomInfo OpCo and its subsidiaries, conduct our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo HoldCo, and therefore ZoomInfo OpCo, and reports the non-controlling interests of the Pre-IPO HoldCo Units and Pre-IPO OpCo Units on its consolidated financial statements. As of March 31, 2021, ZoomInfo Technologies Inc. owned 99% of the outstanding HoldCo Units, and ZoomInfo HoldCo owned 48% of the outstanding OpCo Units.
In connection with the Reorganization Transactions and the IPO, ZoomInfo Technologies Inc. entered into two tax receivable agreements. See Note 16.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020.
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2021 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of March 31, 2021, and results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the audited consolidated balance sheets of the Company but does not contain all of the footnote disclosures from those annual financial statements. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

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
ZoomInfo Technologies Inc., through our intermediate holding company ZoomInfo HoldCo, owns a minority economic interest in, but operates and has the power to control all of the businesses and affairs of, ZoomInfo OpCo. ZoomInfo Technologies Inc. has the obligation to absorb losses of, and receive benefits from, ZoomInfo OpCo, that could be significant. We determined that, as a result of the Reorganization Transactions described above, ZoomInfo OpCo is a VIE. Further, ZoomInfo Technologies Inc. has no contractual requirement to provide financial support to ZoomInfo OpCo and, for the three months ended March 31, 2021, ZoomInfo Technologies Inc. did not provide support to ZoomInfo OpCo. Accordingly, ZoomInfo Technologies Inc. is considered the primary beneficiary and consolidates ZoomInfo OpCo in the Company’s consolidated financial statements.
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
Revenue Recognition
The company derives revenue primarily from subscription services. Our subscription services consist of our SaaS applications and related access to our databases. Subscription contracts are generally based on the number of users that access our applications, the level of functionality that they can access, and the amount of data that a customer integrates with their systems. Our subscriptions contracts typically have a term of 1 to 3 years and are non-cancelable. We typically bill for services annually, semi-annually, or quarterly in advance of delivery.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2021 and 2020, or accounted for more than 10% of accounts receivable as of March 31, 2021 and December 31, 2020. Net assets located outside of the United States were immaterial as of March 31, 2021 and December 31, 2020.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for doubtful accounts and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for doubtful accounts considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for doubtful accounts is immaterial as of March 31, 2021 and December 31, 2020.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Deferred Commissions
Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These sales commissions for initial contracts are capitalized and included in Deferred costs and other assets, net of current portion in our Condensed Consolidated Balance Sheets. Deferred sales commissions are amortized on a straight-line basis over the estimated period of benefit from the customer relationship which we have determined to be 1 and 3 years for renewals and new clients, respectively. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Amortization expense is included in Sales and marketing expense on the Consolidated Statements of Operations.
Commissions payable at March 31, 2021 were $19.7 million, of which the current portion of $17.4 million was included in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, and the long-term portion of $2.3 million was included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. Commissions payable at December 31, 2020 were $25.6 million, of which the current portion of $23.3 million was included in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, and the long-term portion of $2.3 million was included in Other long-term liabilities in our Condensed Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $3.9 million and $2.9 million were recorded for the three months ended March 31, 2021 and 2020, respectively. Advertising expenses are included in Sales and marketing on the Consolidated Statements of Operations.
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
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three month periods ended March 31, 2021 and 2020.

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
Unearned Revenue
Unearned revenue consists of customer payments and billings in advance of revenue being recognized from our subscription services. Unearned revenue that is anticipated to be recognized within the next 12 months is recorded as Unearned revenue, current portion and the remaining portion is included in Unearned revenue, net of current portion in our Condensed Consolidated Balance Sheets.
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
Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included in the Company’s Condensed Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. See Note 16 for further details on the TRA liability.
Income Taxes
ZoomInfo Technologies Inc. is a corporation and is subject to U.S. federal as well as state income tax related to its ownership percentage in ZoomInfo Holdings LLC. ZoomInfo Holdings LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income. Consequently, the members of ZoomInfo Holdings are taxed individually on their share of earnings for U.S. federal and state income tax purposes. However, ZoomInfo Holdings is subject to the Texas Margins Tax. Additionally, our operations in Israel are subject to local country income taxes. See Note 17 for additional information regarding income taxes.
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

Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended March 31,
(in millions)	2021	2020
Subscription	$151.4	$101.2
Usage-based	1.9	1.0
Total revenue	$153.3	$102.2
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
Of the total revenue recognized in the three months ended March 31, 2021 and 2020, $108.3 million and $79.9 million were included in the unearned revenue balance as of December 31, 2020 and 2019, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 10% and 9% of our total revenues for the three months ended March 31, 2021 and 2020, respectively. We have no Company sales offices located in a foreign country as of March 31, 2021, and contracts denominated in currencies other than U.S. Dollar were not material for the three months ended March 31, 2021 and 2020.
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
As of March 31, 2021 and December 31, 2020, the Company had contract assets of $2.2 million and $2.4 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2021 and December 31, 2020, the Company had unearned revenue of $261.9 million and $222.7 million, respectively.

Note 3 - Revenue from Contracts with Customers (continued)
ASC 606 requires the allocation of the transaction price to the remaining performance obligations of a contract. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, and disparate contract terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and backlog. The Company's backlog represents installment billings for periods beyond the current billing cycle. The majority of the Company’s noncurrent remaining performance obligations will be recognized in the next 13 to 36 months.
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of March 31, 2021	$461.3	$130.3	$591.6
Note 4 - Business Combinations
2020 Acquisitions
The Company acquired all of the assets of Clickagy, LLC in October 2020 and all of the membership interests in EverString Technology, LLC in November 2020 for a total purchase consideration of $71.9 million. During the first quarter of fiscal year 2021, the Company recorded immaterial post-close net working capital adjustments. The preliminary purchase price allocation was updated to reflect the $0.2 million increase in consideration paid as well as to reflect the $0.2 million measurement period adjustment to unearned revenue. The Company included the financial results of these businesses in the consolidated financial statements from each date of acquisition. Transaction costs associated with each acquisition were not material. As part of the acquisitions, the Company agreed to issue $2.1 million of RSUs and agreed to pay $4.8 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods. The Company classifies compensation expense in its Consolidated Statements of Operations in the same manner in which the award recipient’s salary is classified.
The acquisition date fair value of the total consideration transferred was comprised of the following (in millions):

Cash	$61.8
Purchase consideration liabilities	7.2
Issuance of 67,075 Class A shares	2.9
Total Purchase Consideration	$71.9

Note 4 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the date of the acquisitions (in millions):

Cash and cash equivalents	$2.9
Accounts receivable	3.0
Prepaid expenses and other assets	1.1
Intangible assets	37.0
Accounts payable and other	(2.2)
Unearned revenue	(3.2)
Total identifiable net assets acquired	38.6
Goodwill	33.3
Total consideration	71.9
Issuance of 67,075 Class A shares	(2.9)
Cash acquired	(2.9)
Cash paid for acquisitions	$66.1
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
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results.

Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of March 31, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$153.6	$—	$—	$153.6
Cash equivalents
Corporate debt securities	35.8	—	—	35.8
Money market mutual funds	39.7	—	—	39.7
Total cash equivalents	75.5	—	—	75.5
Total cash and cash equivalents	229.1	—	—	229.1
Short-term investments:
Corporate debt securities	108.9	—	—	108.9
Securities guaranteed by U.S. government	6.6	—	—	6.6
Other governmental securities	9.1	—	—	9.1
Total short-term investments	124.6	—	—	124.6
Total cash, cash equivalents, and short-term investments	$353.7	$—	$—	$353.7

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$100.4	$—	$—	$100.4
Cash equivalents
Corporate debt securities	72.0	—	—	72.0
Money market mutual funds	91.0	—	—	91.0
Securities guaranteed by U.S. government	6.4	—	—	6.4
Total cash equivalents	169.4	—	—	169.4
Total cash and cash equivalents	269.8	—	—	269.8
Short-term investments:
Corporate debt securities	24.0	—	—	24.0
Securities guaranteed by U.S. government	6.6	—	—	6.6
Total short-term investments	30.6	—	—	30.6
Total cash, cash equivalents, and short-term investments	$300.4	$—	$—	$300.4
See Note 10 for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at March 31, 2021 and December 31, 2020.

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$124.6	$124.6	$30.6	$30.6
Total	$124.6	$124.6	$30.6	$30.6
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following:

	March 31,	December 31,
	2021	2020
(in millions)
Computer equipment	$8.2	$7.4
Furniture and fixtures	5.4	5.4
Leasehold improvements	5.9	7.0
Internal use developed software	31.2	28.0
Construction in progress	3.8	2.9
	54.5	50.7
Less: accumulated depreciation	(24.0)	(19.7)
Property and equipment, net	$30.5	$31.0
In relation to our Waltham office relocation, we recorded an impairment charge of $2.7 million, comprised of $1.5 million relating to the operating lease right-of-use asset, and $1.2 million relating to the leasehold improvements. We also recorded accelerated depreciation of furniture and fixtures of $1.3 million. These charges were recognized within Restructuring and transaction related expenses in our Consolidated Statements of Operations.
Depreciation expense was $3.9 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.
Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of March 31, 2021:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$272.0	$(57.2)	$214.8	14.9
Acquired technology	195.5	(92.5)	103.0	6.3
Brand portfolio	6.6	(3.3)	3.3	8.0
Net intangible assets subject to amortization	$474.1	$(153.0)	$321.1

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,000.1	$—	$1,000.1

Note 7 - Goodwill and Acquired Intangible Assets (continued)
Amortization expense was $11.6 million and $10.3 million for the three months ended March 31, 2021 and 2020, respectively.
Goodwill, as of March 31, 2021, was $1,000.1 million, and there have been no changes since December 31, 2020.
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the three months ended March 31, 2021 or March 31, 2020.
Note 8 - Financing Arrangements
As of March 31, 2021 and December 31, 2020, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	March 31, 2021	December 31, 2020
First Lien Term Loan	February 1, 2019	February 1, 2026	LIBOR + 3.00%	$394.2	$744.9
First Lien Revolver	February 1, 2019	November 2, 2025	LIBOR + 2.00%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	344.5	—
Total Carrying Value of Debt				$738.7	$744.9
Less current portion				—	—
Total Long Term Debt				$738.7	$744.9
Senior Notes
In February 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc., issued $350.0 million in aggregate principal amount of 3.875% Senior Notes due February 2029 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The Issuers may redeem all or a part of the Notes at any time prior to February 1, 2024 at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus a make-whole premium and accrued and unpaid interest, if any, to, but not including, the redemption date. In addition, beginning on February 1, 2024, the Issuers may redeem all or a part of the Notes at a redemption price equal to 101.938% of the principal amount redeemed. The redemption price decreases to 100.969% and 100.000% of the principal amount redeemed on February 1, 2025 and February 1, 2026, respectively. In addition, at any time prior to February 1, 2024, the Issuers may redeem up to 40% of the Notes from the proceeds of certain equity offerings at a redemption price equal to 103.875% of the principal amount of the Senior Notes, plus accrued and unpaid interest.
First Lien Term Loan
In February 2021, we used all of the net proceeds from issuance of the Senior Notes, along with cash on hand, to prepay $356.4 million aggregate principal amount of our first lien term loans outstanding under the first lien credit agreement (the “Debt Prepayment”). Following the Debt Prepayment, $400.0 million aggregate principal amount of first lien term loans were outstanding under our First Lien Credit Agreement. In February 2021, we entered into an amendment to our first lien credit agreement (the “Second Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the interest rate by 75 basis points to LIBOR plus 3.00% per annum. The Company recognized $5.9 million in the three months ended March 31, 2021 within Loss on debt extinguishment on the Consolidated Statements of Operations, primarily comprised of the write-off of unamortized issuance costs associated with the Debt Prepayment.

Note 8 - Financing Arrangements (continued)
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans. The effective interest rate on the first lien debt was 3.5% and 4.3% as of March 31, 2021 and December 31, 2020, respectively.
First Lien Revolving Credit Facility
Pursuant to the Second Amendment to the First Lien Credit Agreement entered into in February 2021, the Company increased the aggregate commitments to $250.0 million under our first lien revolving credit facility. The Second Amendment also provided an extension of the maturity date of our first lien revolving credit facility to November 2025. The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.00% to 2.25% for LIBOR Based Loans, depending on the Company’s leverage.
On March 25th, 2020, the Company drew down $35.0 million under the revolving credit facility. On June 8, 2020, the Company paid off the outstanding $35.0 million balance of the revolving credit facility with proceeds from the IPO. The effective interest rate was 3.7% as of the repayment date. Immaterial debt issuance costs were incurred in connection with the entry into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs, net of current portion on the accompanying Condensed Consolidated Balance Sheets were immaterial as of March 31, 2021 and December 31, 2020.
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
If the Company draws more than $87.5 million of the revolving credit loan, the revolving credit loan is subject to a springing financial covenant pursuant to which the consolidated first lien net leverage ratio must not exceed 5.00 to 1.00. The credit agreements also contain certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the credit agreements will be entitled to take various actions, including the acceleration of amounts due under the credit agreements and all actions permitted to be taken by a secured creditor.

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
We recognize derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s Condensed Consolidated Balance Sheets and measure them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. For derivatives designated as cash flow hedges, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.
In February 2021, concurrent with the prepayment of $356.4 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, we fully dedesignated the interest rate cap contract and partially dedesignated $100.0 million of the notional amount of one of the forward-starting interest rate swap contracts. As of March 31, 2021, $500.0 million of the notional amount of the interest rate cap contract and $100.0 million of the notional amount of one of the forward-starting interest rate swap contracts are not designated as accounting hedges. Gains and losses resulting from valuation adjustments on dedesignated portions of our derivative contracts subsequent to dedesignation of hedge accounting are recorded within Interest expense, net in our Consolidated Statements of Operations. As it is not probable the forecasted transaction will not occur, the amounts in Accumulated other comprehensive income (loss) as of the date of dedesignation will be released based on our original forecast.
As of March 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$—	3.500%	April 30, 2024
Interest rate swap contracts	Two	$350.0	2.301%	April 29, 2022
Forward-starting interest rate swap contracts - April 2022	Two	$400.0	0.370%	January 30, 2026

Note 9 - Derivatives and Hedging Activities (continued)

The following table summarizes the fair value and presentation in the Company’s Condensed Consolidated Balance Sheets for derivatives as of March 31, 2021 and December 31, 2020 (in millions):

	Fair Value of Derivative Liabilities
Instrument	March 31, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$—	$—	$—	$0.2
Interest rate cap contract(2)	—	—	—	0.2
Interest rate swap contracts(1)	—	7.4	—	7.3
Interest rate swap contracts(2)	—	0.5	—	2.2
Forward-starting interest rate swap contracts(3)	10.8	—	1.0	—
Total designated derivative fair value	10.8	7.9	1.0	9.9

Derivatives not designated as hedging instruments
Interest rate cap contract(1)	—	0.4	—	0.2
Interest rate cap contract(2)	—	—	—	0.2
Interest rate cap contract(3)	0.2	—	—	—
Forward-starting interest rate swap contract(3)	2.7	—	—	—
Total undesignated derivative fair value	2.9	0.4	—	0.4
Total derivative fair value	$13.7	$8.3	$1.0	$10.3
________________
(1) Included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
(2) Included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.
(3) Included in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets.
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows in our Consolidated Statements of Cash Flows in the period settled in cash. Income tax effects from changes in fair value of derivative instruments are recorded in our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $5.9 million into interest expense from AOCI.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.

Note 10 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 of the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by U.S. government, and other governmental securities as Level 2 of the fair value hierarchy. The carrying values of the Company's debt instruments approximate their fair value based on Level 2 inputs since the instruments carry variable interest rates based on LIBOR or other applicable reference rates.
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

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at March 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$35.8	$—
Money market mutual funds	$39.7	$—	$—
Securities guaranteed by U.S. government	$—	$—	$—
Short-term investments:
Corporate debt securities	$—	$108.9	$—
Securities guaranteed by U.S. government	$—	$6.6	$—
Other governmental securities	$—	$9.1	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$0.2	$—
Forward-starting interest rate swap contracts	$—	$13.5	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.4)	$—
Interest rate swap contracts	$—	$(7.9)	$—

Measured on a non-recurring basis:
Assets:
Impaired lease-related assets	$—	$—	$14.2

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$72.0	$—
Money market mutual funds	$91.0	$—	$—
Securities guaranteed by U.S. government	$—	$6.4	$—
Short-term investments:
Corporate debt securities	$—	$24.0	$—
Securities guaranteed by U.S. government	$—	$6.6	$—
Deferred costs and other assets, net of current portion
Forward-starting interest rate swap contracts	$—	$1.0	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.8)	$—
Interest rate swap contracts	$—	$(9.5)	$—

Measured on a non-recurring basis:
N/A	$—	$—	$—

Note 10 - Fair Value (continued)
There have been no transfers between fair value measurements levels during the three months ended March 31, 2021.
See Note 5 for further information regarding the fair value of our financial instruments.
Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
As of March 31, 2021, our outstanding non-cancelable purchase obligations with a term of 12 months or longer did not materially change from the amount disclosed in the audited financial statements in our 10-K for the year ended December 31, 2020. For information regarding financing-related obligations, refer to Note 8. For information regarding lease-related obligations, refer to Note 14.
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $3.2 million and $3.1 million at March 31, 2021 and December 31, 2020, respectively. This liability is included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
Contingent earn-out payments
The Company is contingently committed to making an earn-out payment as part of our 2019 acquisition of Komiko. The earn-out payment is based on post-acquisition business performance and in no case shall exceed $4.0 million. Since the acquisition, the Company has recorded incremental expense driven by better performance as compared to initial probability-weighted estimate of future payments resulting in upward deferred consideration valuation adjustments. As of March 31, 2021, the earn-out liability balance is $2.1 million and is expected to paid in the second quarter of 2021. 40% of the total liability is attributable to purchase consideration and the balance is recorded as compensation expense as it is contingent upon continued employment with the Company by Komiko's co-founders.
Legal Matters
We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. There are inherent uncertainties in these matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. In addition, regardless of the outcome, one or more of these matters could have an adverse impact on our financial position, results of operations, or cash flows because of costs incurred to defend against or respond to such matters, diversion of management resources and other factors.
On April 15, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies LLC in the United States District Court for the Northern District of Illinois (Eastern Division) alleging ZoomInfo’s use of Illinois residents’ names in public-facing web pages violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

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
As of March 31, 2021, ZoomInfo Technologies Inc. held 184,465,560 HoldCo Units, and ZoomInfo HoldCo held 186,971,100 OpCo Units resulting in an ownership interest of 47% in the consolidated subsidiaries.
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
Prior to the IPO, the ZoomInfo OpCo membership structure included Series A Preferred Units, Preferred units, Common units, and Profits Interests in the form of Class P Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, earnings per share information has not been presented for the three months ended March 31, 2020.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A and Class C common stock for the three months ended March 31, 2021.

(in millions)	Three Months Ended March 31, 2021
Numerator:
Net loss	$(33.9)
Add: Net loss attributable to noncontrolling interests	37.1
Net income (loss) attributable to ZoomInfo Technologies Inc.	$3.2
The following table sets forth the computation of basic and diluted net income per share of Class A and Class C common stock (in millions, except share amounts, and per share amounts):

	Three Months Ended March 31, 2021
	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$1.7	$1.5

Note 13 - Earnings Per Share (continued)

	Three Months Ended March 31, 2021
	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	94,572,525	84,231,282
Basic net income (loss) per share attributable to common stockholders	$0.02	$0.02

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$1.7	$1.5
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	0.1	0.1
Reallocation of earnings as a result of conversion of potentially dilutive instruments	0.1	(0.1)
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	1.5	—
Allocation of undistributed earnings	$3.4	$1.5
Denominator:
Number of shares used in basic computation	94,572,525	84,231,282
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
OpCo Units	—	—
Class P Units	11,199,562	—
HSKB I Class 1 Units	—	—
HSKB II Class 1 Units	—	—
HSKB II Phantom Units	—	—
HoldCo Units	1,449,077	—
Restricted Stock Units	287,829	—
LTIP Units	—	—
Exercise of Class A Common Stock Options	321,867	—
Conversion of Class C to Class A common shares outstanding	84,231,282	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	192,062,142	84,231,282
Diluted net income (loss) per share attributable to common stockholders	$0.02	$0.02
Shares of the Company’s Class B common stock do not participate in the earnings or losses of ZoomInfo Technologies, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Note 13 - Earnings Per Share (continued)
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

Three Months Ended March 31, 2021
OpCo Units	198,968,184
HSKB I Class 1 Units	8,498,402
HSKB II Class 1 Units	449,005
HSKB II Phantom Units	1,357,538
Total anti-dilutive securities	209,273,129
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
The Company also subleases a former corporate office space. The sublease has a remaining lease term of less than one year. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income from operations in the Consolidated Statements of Operations was immaterial for the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021, the Company executed an agreement to sublease our existing Waltham office space for the remainder of our lease term in anticipation of our office relocation which will commence in June 2021. Sublease income will be recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income from operations in the Consolidated Statements of Operations. In connection with these activities, and as referenced in Note 6 - Property and Equipment, we recorded a cumulative impairment charge of $1.5 million to reduce the carrying values of our existing Waltham right-of-use asset and related leasehold improvements to their respective fair values.
The following are additional details related to leases recorded on our balance sheet as of March 31, 2021 and December 31, 2020:

		March 31,	December 31,
		2021	2020
(in millions)
Assets
Operating lease right-of-use assets, net	Operating leases	$30.6	$32.0

Liabilities
Current portion of operating lease liabilities	Operating leases	$7.1	$6.0
Operating lease liabilities, net of current portion	Operating leases	$32.6	$33.6
Rent expense was $2.4 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.

Note 14 - Leases (continued)
Other information related to leases was as follows:

(in millions)	Three Months Ended March 31,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2.2	$1.7

Lease liabilities arising from obtaining right-of-use assets
From acquisitions	$—	$—
From new and existing lease agreements and modifications	$1.8	$0.1

	As of
	March 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	4.5	5.0
Weighted average discount rate	4.2%	4.2%
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2021 (in millions):

Year Ending December 31,	Operating Leases
2021 (excluding three months ended March 31, 2021)	$6.3
2022	9.3
2023	7.9
2024	12.8
2025	6.1
Thereafter	1.4
Total future minimum lease payments	43.8
Less effects of discounting	4.1
Total lease liabilities	$39.7

Reported as of March 31, 2021
Current portion of operating lease liabilities	$7.1
Operating lease liabilities, net of current portion	32.6
Total lease liabilities	$39.7
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
As of March 31, 2021, we had additional operating leases for office space that have not yet commenced with undiscounted future lease payments of $129.2 million. These operating leases will commence in the second quarter of fiscal year 2021. Expense associated with short term leases and variable lease costs were immaterial for the three months ended March 31, 2021. The expense related to short-term leases reasonably reflects our short-term lease commitments.

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
Restricted Stock Units
Restricted Stock Unit (“RSU”) activity was as follows during the periods indicated:

	Three Months Ended March 31, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	985,398	$28.84
Granted	365,759	$52.42
Vested	(20,439)	$24.70
Forfeited	(35,050)	$34.24
Unvested at end of period	1,295,668	$35.42

Note 15 - Equity-based Compensation (continued)
Class A Common Stock Options
Outstanding options activity was as follows during the period indicated:

	Three Months Ended March 31, 2021
	Options	Weighted Average Exercise Price
Unvested at beginning of period	552,440	$21.00
Vested	(107,818)	$21.00
Forfeited	(3,561)	$21.00
Unvested at end of period	441,061	$21.00
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of March 31, 2021.

March 31, 2021
Aggregate intrinsic value (in millions)
Unit Options outstanding	$14.6
Unit Options exercisable	$2.3
Weighted average remaining contractual life (in years)
Unit Options outstanding	9.2 years
Unit Options exercisable	9.2 years
All Options outstanding were issued at the time of the IPO in 2020. No additional options have been issued to date. The fair value of Class A stock options granted at the time of the IPO was determined using the Black-Scholes option pricing model. We estimated the future stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life. The estimated life for the units was based on the expected hold period of private equity owners. The risk-free rate is based on the rate for a U.S. government security with the same estimated life at the time of grant.
HoldCo Units
Unvested HoldCo Unit activity was as follows during the periods indicated:

	Three Months Ended March 31, 2021
	HoldCo Units	Weighted Average Grant Date Fair Value
Unvested at beginning of period	1,214,105	$9.13
Vested	(246,445)	$8.55
Forfeited	(7,852)	$9.43
Unvested at end of period	959,808	$9.28

Note 15 - Equity-based Compensation (continued)
OpCo Units
OpCo Unit activity was as follows during the periods indicated:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	OpCo Units	Weighted Average Grant Date Fair Value	OpCo Units
Unvested at beginning of period	—	$—	228,819
Vested	—	$—	(160,836)
Forfeited	—	$—	—
Unvested at end of period	—	$—	67,983
Class P Units
Class P Units were issued under both the prior and current LLC agreement of ZoomInfo OpCo. Class P Unit activity was as follows during the periods indicated:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Class P Units	Weighted Average Participation Threshold	Class P Units
Unvested at beginning of period	8,796,642	$6.59	16,893,603
Vested	(2,760,688)	$6.21	(1,069,646)
Forfeited	(16,805)	$6.56	(107,711)
Unvested at end of period	6,019,149	$6.76	15,716,246
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
The fair value of these Class P Units was determined using the Black-Scholes option pricing model. We estimated the future stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life. The estimated life for the units was based on the expected holding period of private equity owners. The risk-free rate is based on the rate for a U.S. government security with the same estimated life at the time of grant. There were no grants of Class P Units during the three months ended March 31, 2021 and 2020.

Note 15 - Equity-based Compensation (continued)
LTIP Units
LTIP Unit activity was as follows during the periods indicated:

	Three Months Ended March 31, 2021
	LTIP Units	Weighted Average Participation Threshold
Unvested at beginning of period	47,620	$21.00
Granted	247,045	$52.42
Unvested at end of period	294,665	$47.34
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
In 2018, in connection with the Carlyle Investment described above, holders of HSKB Grants received $21.8 million in cash distributions. In addition, HSKB allocated $31.3 million to be paid over three years from 2019 to 2021 if the holder of the HSKB Grant remains employed by the Company as of the payment date. On March 31, 2020, HSKB allocated an additional $5.3 million to be paid out over four years, starting with March 31, 2020, to holders of HSKB Grants who received their grants after the March 2018 Carlyle Investment, subject to the holders continued employment by the Company. During the three months ended March 31, 2021, HSKB paid $9.0 million from allocated funds and has $3.1 million remaining that it has allocated to be paid through 2023.

Note 15 - Equity-based Compensation (continued)
HSKB Phantom Units - In December 2019, HSKB I adopted the HSKB Funds, LLC 2019 Phantom Unit Plan wherein HSKB may grant Phantom Units (“HSKB Phantom Units”) to employees of the Company. HSKB Phantom Units are recorded in accordance with the measurement and recognition criteria of ASC 718 for awards made to non-employees. HSKB Phantom Units represent the economic equivalent of one Class A Common Share in the Company and generally have the same vesting and forfeiture conditions as the modified HSKB Grants (see HSKB Incentive Units above). In connection with the Reorganization Transactions, all HSKB Phantom Units were moved from HSKB I to HSKB II. Within 30 days of the later of the date upon which a Phantom Unit vests and the date that HSKB II is capable of making an exchange of a corresponding ZoomInfo HoldCo Common Unit for Class A Common Stock, HSKB II must settle the HSKB Phantom Unit in exchange for either (1) cash or (2) Class A Common Stock as determined by the HSKB Manager, in each case, equal to the fair market value of such Common Unit at the time of such exchange. The HSKB Incentive Units and HSKB Phantom Units both had time-based vesting conditions that were conditional upon the completion of an IPO.
Compensation expense incurred from all the equity-based incentive awards described above was the following (in millions):

	Three Months Ended March 31,
	2021	2020

Cost of service and Operating expenses include equity-based compensation expenses as follows:
Cost of service	$3.5	$1.7
Sales and marketing	8.4	6.4
Research and development	2.6	1.6
General and administrative	3.6	1.6
Total equity-based compensation expense	$18.1	$11.3
As of March 31, 2021, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

	Amount	Weighted Average Remaining Service Period (years)
Restricted Stock Units	$44.5	3.3
Class A Common Stock Options	1.0	2.3
HoldCo Units	6.2	2.3
Class P Units	20.9	2.1
LTIP Units	13.5	2.8
HSKB Incentive Units	46.8	1.4
HSKB Phantom Units	6.4	2.9
Total unamortized equity-based compensation cost	$139.3	2.4

Note 16 - Tax Receivable Agreements
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
As of March 31, 2021, the Company had a liability of $390.2 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo units exchanged. Tax Receivable Agreements related liabilities are classified as current or noncurrent based on the expected date of payment and are included in the Company’s Condensed Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.
Note 17 - Income Taxes
The Company recorded $49.7 million of income tax expense and $0.4 million of income tax benefit for the three months ended March 31, 2021 and 2020, respectively. The Company’s estimated effective tax rate for the three months ended March 31, 2021 was 314.5%. The Company’s estimated annual effective tax rate differs from the statutory rate of 21.0% primarily due to the recognition of non-cash tax expense resulting from a shift in GAAP basis from a non-taxable entity to a taxable entity.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of March 31, 2021, that if recognized, would affect the annual effective tax rate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in our 2020 Form 10-K, the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2020 Form 10-K, and the unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q and under “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.
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
COVID-19
In December 2019, a novel strain of Coronavirus disease (“COVID-19”) was reported, and in March 2020, the WHO characterized COVID-19 as a pandemic. The ongoing COVID-19 pandemic has resulted in travel restrictions, prohibitions of non-essential activities, disruption and shutdown of certain businesses, and greater uncertainty in global financial markets. Such conditions have created disruption in global supply chains, increasing rates of unemployment, and adverse impacts for many industries. The outbreak could have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.
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
To address the safety and health of our employees during the COVID-19 pandemic, in the first quarter of 2020 we temporarily closed all of our offices and enabled our entire workforce to work remotely. These changes remained largely in effect throughout the first quarter of 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected, and are not expected to materially, affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Human Capital” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.

Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform. The majority of revenue growth when comparing the three months ended March 31, 2021 to the three months ended March 31, 2020 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory network. We will need to continue to invest in our efficient go-to-market effort to acquire new customers.
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
Our ability to expand relationships with existing customers and deliver additional high-value solutions is demonstrated by our net annual retention rate. We measure our retention rate on an annual basis and define annual net revenue retention as the total ACV generated by our customers and customers of Pre-Acquisition ZI at the end of the year divided by the ACV generated by the same group of customers at the end of the prior year. Our net annual retention rate for the year ended December 31, 2020 was 108%. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of March 31, 2021, we had more than 950 customers with over $100,000 in ACV.
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
We view Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, Adjusted Net Income and Adjusted Net Income per diluted share as operating performance measures. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted Operating Income is U.S. GAAP operating income. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted Operating Income Margin is U.S. GAAP operating income divided by U.S. GAAP revenue. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA and Adjusted Net Income is U.S. GAAP Net Income, and the most directly comparable U.S. GAAP financial measure to Adjusted Net Income per diluted share is U.S. GAAP net earnings per diluted share.

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
We define Adjusted Net Income as Adjusted Operating Income less (i) interest expense, net, (ii) other (income) expense, net, excluding TRA liability remeasurement expense (benefit), and (iii) income tax expense (benefit) including incremental tax effects of adjustments to arrive at Adjusted Operating Income and current tax benefits related to the TRA. Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.

The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended March 31,
($ in millions)	2021	2020
Net income (loss)	$(33.9)	$(5.9)
Add (less): Expense (benefit) from income taxes	49.7	(0.4)
Add: Interest expense, net	6.5	24.5
Add: Loss on debt extinguishment	5.9	2.2
Add (less): Other expense (income), net(a)	(0.2)	(0.1)
Income (loss) from operations	28.0	20.3
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.6	1.4
Add: Amortization of acquired technology	6.7	5.6
Add: Amortization of other acquired intangibles	4.8	4.6
Add: Equity-based compensation	18.1	11.3
Add: Restructuring and transaction-related expenses(c)	4.4	2.9
Add: Integration costs and acquisition-related expenses(d)	3.4	3.0
Adjusted Operating Income	$66.1	$49.1
Less: Interest expense, net	(6.5)	(24.5)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	0.2	0.1
Add (less): Benefit (expense) from income taxes	(49.7)	0.4
Less: Tax impacts of adjustments to net income (loss)	40.6	(4.9)
Adjusted Net Income	$50.7	$20.2
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2021, this expense related primarily to impairment and accelerated depreciation related to the Company’s anticipated Waltham office relocation. For the three months ended March 31, 2020, this expense related primarily to professional fees for the preparation for an initial public offering.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended March 31, 2021, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended March 31, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Cost of service	$0.5	$0.1
Sales and marketing	0.6	1.0
Research and development	1.8	1.6
General and administrative	0.5	0.2
Total integration costs and acquisition-related compensation	$3.4	$3.0

We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.

	Three Months Ended March 31,
($ in millions)	2021	2020
Adjusted Operating Income	$66.1	$49.1

Revenue	153.3	102.2
Impact of fair value adjustments to acquired unearned revenue	0.6	1.4
Revenue for adjusted operating margin calculation	$154.0	$103.6
Adjusted Operating Income Margin	43%	47%
Adjusted Operating Income for the three months ended March 31, 2021 was $66.1 million and represented an Adjusted Operating Income Margin of 43%. Adjusted Operating Income for the three months ended March 31, 2020 was $49.1 million and represented an Adjusted Operating Income Margin of 47%. The increase of $17.0 million, or 35%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 43% in the three months ended March 31, 2021 from 47% in the three months ended March 31, 2020 due to incremental sales and marketing expenses related to signing new customers and retaining and upselling existing customers, and general and administration costs to support incremental public company related requirements.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
($ in millions)	2021	2020
Net income (loss)	$(33.9)	$(5.9)
Income tax expense (benefit)	49.7	(0.4)
Interest expense, net	6.5	24.5
Loss on debt extinguishment	5.9	2.2
Depreciation	3.9	1.9
Amortization of acquired technology	6.7	5.6
Amortization of other acquired intangibles	4.8	4.6
EBITDA	43.6	32.6
Other (income) expense, net(a)	(0.2)	(0.1)
Impact of fair value adjustments to acquired unearned revenue(b)	0.6	1.4
Equity-based compensation expense	18.1	11.3
Restructuring and transaction related expenses (excluding depreciation)(c)	3.2	2.9
Integration costs and acquisition-related expenses(d)	3.4	3.0
Adjusted EBITDA	$68.8	$51.0
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2021, this expense related primarily to impairment charges related to the Company’s anticipated Waltham office relocation. For the three months ended March 31, 2020, this expense related primarily to professional fees for the preparation for an initial public offering.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended March 31, 2021, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended March 31, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Cost of service	$0.5	$0.1
Sales and marketing	0.6	1.0
Research and development	1.8	1.6
General and administrative	0.5	0.2
Total integration costs and acquisition-related compensation	$3.4	$3.0
Adjusted EBITDA for the three months ended March 31, 2021 was $68.8 million, an increase of $17.8 million, or 35%, relative to the three months ended March 31, 2020. This increase was driven primarily from the growth in revenue and additional customers in 2021 and 2020.
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
Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include Clickagy in October 2020, and EverString in November 2020. Purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date, including unearned revenue. Revenue from contracts that are impacted by the estimate of fair value of the unearned revenue upon acquisition will be recorded based on the fair value until such contract is terminated or renewed, which will differ from the receipts received by the acquired company allocated over the service period for the same reporting periods.
Equity-Based Compensation
New awards and modifications that took place as part of the Reorganization Transactions and the IPO contributed to elevated equity-based compensation expense in 2020 relative to 2019 and expected equity-based compensation expense for 2021. See Note 15 for unamortized equity-based compensation costs related to each type of equity-based incentive award.

Impact of Changes to Long-term Debt
In February 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc., completed an offering of $350.0 million in aggregate principal amount of 3.875% senior notes due 2029. We used all of the net proceeds, along with cash on hand, to make the Debt Prepayment. Following the Debt Prepayment, as of February 2, 2021, $400.0 million aggregate principal amount of first lien term loans were outstanding under our first lien credit agreement. In February 2021, ZoomInfo LLC entered into an amendment to our first lien credit agreement, pursuant to which, among other things, there will be (i) an increase in the aggregate commitments to $250.0 million under our first lien revolving credit facility, (ii) the addition of the ZoomInfo Technologies LLC as a co-borrower, (iii) the repricing of our first lien term loan facility maturing in February 2026 and first lien revolving credit facility, and (iv) an extension of the maturity date of our first lien revolving credit facility to November 2025. We expect the Debt Prepayment, repricing, and issuance of Senior Notes to drive future reductions in our interest expense compared to historical results.
In connection with the debt repricing, ZoomInfo Technologies LLC replaced ZoomInfo LLC as the tax borrower on the 1st Lien Credit Agreements. To facilitate the change in tax borrower, the Company executed a series of internal equity transactions resulting in the recognition of $45.0 million of non-cash tax expense, substantially all of which is allocable to the noncontrolling interest.
Components of Our Results of Operations
Revenue
We derive 99% of our revenue from subscription services and the remainder from recurring usage-based services. Our subscription services consist of our SaaS applications. Pricing of our subscription contracts are generally based on the functionality provided, the number of users that access our applications, the amount of data that the customer integrates into their systems. Our subscription contracts typically have a term ranging from one to three years and are non-cancelable. We typically bill for services in advance either annually, semi-annually, or quarterly, and we typically require payment at the beginning of each annual, semi-annual, or quarterly period.
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

We anticipate that amortization of acquired technology will increase if we make additional acquisitions in the future.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, restructuring and transaction expenses, and amortization of acquired intangibles. The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation and amortization expense, and marketing.
Sales and marketing. Sales and marketing expenses primarily consist of employee compensation such as salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits for our sales and marketing teams, as well as overhead costs, technology, and marketing programs. Sales commissions and related payroll taxes directly related to contract acquisition are capitalized and recognized as expenses over the estimated period of benefit.
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
Research and development. Research and development expenses support our efforts to enhance our existing platform and develop new software products. Research and development expenses primarily consist of employee compensation such as salaries, bonuses, equity-based compensation, and other employee-related benefits for our engineering and product management teams, as well as overhead costs. Research and development expenses do not reflect amortization of internally developed capitalized software. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us, and we expect our research and development expenses to continue to increase as we invest in research and development resources to further strengthen and enhance our solutions.
We anticipate that we will continue to invest in research and development in order to develop new features and functionality to drive incremental customer value in the future and that research and development expense as a percentage of revenue will modestly increase in the long term.
General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, equity-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses for professional fees including legal services, accounting, and other consulting services, including those associated with operating as a public company.
We expect general and administrative expenses as a percentage of revenue to stay consistent or modestly decrease from 2020, as we realize operating leverage in the business.

Amortization of other acquired intangibles. Amortization of acquired intangibles primarily consists of amortization of customer relationships, trade names, and brand portfolios.
We anticipate that amortization of other acquired intangibles will increase if we make additional acquisitions in the future.
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
Income Tax Expense (Benefit)
ZoomInfo OpCo is currently treated as a pass-through entity for U.S. federal income tax purposes and most applicable state and local income tax purposes. Income tax expense (benefit), Deferred tax assets, Deferred tax liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid by our corporate subsidiaries and, to the extent paid directly by our limited liability companies and partnerships that are treated as partnerships for tax purposes, our partnerships. Our corporate subsidiary, RKSI Acquisition Corporation, is subject to income taxes in the United States and holds noncontrolling interests in our subsidiary, ZoomInfo Technologies LLC. ZoomInfo Technologies LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by ZoomInfo Technologies LLC is passed through to and included in the taxable income or loss of its partners, including ZoomInfo LLC and RKSI Acquisition Corporation. However, because RKSI Acquisition Corporation is subject to income taxes in both the United States, income allocated to such corporate subsidiaries for tax purposes reduces the taxable income allocated to and distributions made to ZoomInfo OpCo. Significant judgments and estimates are required in determining our consolidated income tax expense. See Note 2 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Results of Operations
The following table presents our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
($ in millions)	2021	2020
Revenue	$153.3	$102.2

Cost of service:
Cost of service(1)	21.4	14.8
Amortization of acquired technology	6.7	5.6
Gross profit	125.2	81.8

Operating expenses:
Sales and marketing(1)	48.8	34.1
Research and development(1)	20.4	9.9
General and administrative(1)	18.8	10.0
Amortization of other acquired intangibles	4.8	4.6
Restructuring and transaction related expenses	4.4	2.9
Total operating expenses	97.2	61.5
Income (loss) from operations	28.0	20.3

Interest expense, net	6.5	24.5
Loss on debt extinguishment	5.9	2.2
Other (income) expense, net	(0.2)	(0.1)
Income (loss) before income taxes	15.8	(6.3)
Income tax expense (benefit)	49.7	(0.4)
Net income (loss)	(33.9)	(5.9)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	(5.9)
Less: Net income (loss) attributable to noncontrolling interests	(37.1)	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$3.2	$—
__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended March 31,
($ in millions)	2021	2020
Cost of service	$3.5	$1.7
Sales and marketing	8.4	6.4
Research and development	2.6	1.6
General and administrative	3.6	1.6
Total equity-based compensation expense	$18.1	$11.3

Three Months Ended March 31, 2021 and Three Months Ended March 31, 2020
Revenue. Revenue was $153.3 million for the three months ended March 31, 2021, an increase of $51.1 million, or 50%, as compared to $102.2 million for the three months ended March 31, 2020. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers.
Cost of Service. Cost of service was $28.1 million for the three months ended March 31, 2021, an increase of $7.7 million, or 38%, as compared to $20.4 million for the three months ended March 31, 2020. The increase was primarily due to increased payroll and equity-based compensation costs associated with additional headcount, increased amortization of acquired technology related to prior year acquisitions, and increased hosting expense to support new and growing customers.
Operating Expenses. Operating expenses were $97.2 million for the three months ended March 31, 2021, an increase of $35.7 million, or 58%, as compared to $61.5 million for the three months ended March 31, 2020. Excluding equity-based compensation expenses, operating expenses were $82.6 million for the three months ended March 31, 2021, an increase of $30.7 million, or 59%, as compared to $51.9 million for the three months ended March 31, 2020. The increase was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $12.7 million, or 46%, to $40.4 million for the three months ended March 31, 2021, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding equity-based compensation) of $9.5 million, or 114%, to $17.8 million for the three months ended March 31, 2021, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services, as well as higher costs driven by related technology investments;
•an increase in general and administrative expense (excluding equity-based compensation) of $6.8 million, or 81%, to $15.2 million for the three months ended March 31, 2021, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization, as well as additional professional services and corporate insurance costs related to operating as a public company; and
•restructuring and transaction-related expense of $4.4 million for the three months ended March 31, 2021, primarily due to impairment and accelerated depreciation related to the Company’s anticipated Waltham office relocation. This represented an increase of $1.5 million, or 52%, as compared to expense of $2.9 million for the three months ended March 31, 2020, which largely represented Komiko contingent consideration remeasurement and IPO costs.
Interest Expense, Net. Interest expense, net was $6.5 million for the three months ended March 31, 2021, a decrease of $18.0 million, or 73%, as compared to $24.5 million for the three months ended March 31, 2020. The decrease was primarily due to interest savings as a result of repayment of the second lien debt and $100.0 million first lien debt principal repayment in June 2020, and the debt repricing in February 2021.
Income Tax Expense (Benefit). Expense from income taxes for the three months ended March 31, 2021 was $49.7 million, representing an effective tax rate of 314.5%, as compared to a benefit from income taxes of $0.4 million for the three months ended March 31, 2020, representing an effective tax rate of 7.0%. The increase in the effective tax rate was primarily due to the recognition of non-cash tax expense in Q1 2021 primarily allocable to non-controlling interests resulting from a shift in GAAP basis from a non-taxable entity to a taxable entity.

Liquidity and Capital Resources
As of March 31, 2021, we had $229.1 million of cash and cash equivalents, $124.6 million of short-term investments, $0.1 million of current restricted cash, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included in the Condensed Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2021, we had unearned revenue of $261.9 million, of which $260.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
After the consummation of the Reorganization Transactions, ZoomInfo Technologies Inc. became a holding company with no material assets other than its ownership of HoldCo Units, and ZoomInfo HoldCo became a holding company with no material assets other than its ownership of OpCo Units. ZoomInfo Technologies Inc. has no independent means of generating revenue. The limited liability company agreement of ZoomInfo OpCo provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. The manager of ZoomInfo HoldCo has broad discretion to make distributions out of ZoomInfo HoldCo. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that the manager of ZoomInfo HoldCo would cause ZoomInfo HoldCo to cause ZoomInfo OpCo to make distributions to ZoomInfo HoldCo, which in turn will make distributions to ZoomInfo Technologies Inc., in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements contain covenants that may restrict ZoomInfo OpCo and its subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo HoldCo and ZoomInfo OpCo are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo HoldCo or ZoomInfo OpCo (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo OpCo are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo OpCo. See “Risk Factors - Risks Related to Our Organizational Structure” in Part I, Item 1A of our 2020 Form 10-K.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
($ in millions)	2021	2020
Net cash provided by (used in) operating activities	$93.0	$28.3
Net cash provided by (used in) investing activities	(99.0)	(4.1)
Net cash provided by (used in) financing activities	(33.8)	(2.6)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(39.8)	$21.6
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $93.0 million for the three months ended March 31, 2021 as a result of a net loss of $33.9 million, adjusted by non-cash charges of $99.3 million and partially offset by the change in our operating assets net of operating liabilities of $27.6 million. The non-cash charges are primarily comprised of a decrease in deferred tax assets net of deferred tax liabilities of $47.0 million, equity-based compensation of $18.1 million, depreciation and amortization of $15.5 million, amortization of deferred commission costs of $8.7 million, and loss on early extinguishment of debt of $5.9 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $39.2 million, an increase in accounts payable of $5.2 million, and a decrease in accounts receivable of $5.1 million, partially offset by a decrease in accrued expenses and other liabilities of $12.6 million and an increase in deferred costs and other assets of $9.8 million.
Net cash provided by operations was $28.3 million for the three months ended March 31, 2020 as a result of a net loss of $5.9 million, adjusted by non-cash charges of $33.9 million and an increase of $0.3 million in our operating assets net of operating liabilities. The non-cash charges were primarily comprised of depreciation and amortization of $12.2 million, equity-based compensation of $11.3 million, and amortization of deferred commission costs of $5.4 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $14.0 million, partially offset by a decrease in accrued expenses and other liabilities of $10.0 million and an increase in deferred costs and other assets of $6.3 million.
Restructuring and transaction-related cash costs for the three months ended March 31, 2021 primarily related to the settlement of accrued accretion on the Pre-Acquisition ZI deferred consideration balance, which is not expected to recur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the three months ended March 31, 2021, and 2020, we incurred the following cash expenditures:

	Three Months Ended March 31,
($ in millions)	2021	2020
Cash interest expense	$6.8	$23.3
Restructuring and transaction-related expenses paid in cash(a)	$1.1	$3.9
Integration costs and acquisition-related compensation paid in cash(b)	$1.3	$3.6
$6.8
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2021, these payments related primarily to settlement of accrued accretion on the Pre-Acquisition ZI deferred consideration balance. For the three months ended March 31, 2020, these payments related primarily to professional fees for the preparation for an initial public offering.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended March 31, 2021, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended March 31, 2020, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI.

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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the three months ended March 31, 2021 was $99.0 million, consisting of purchases of short-term investments of $103.6 million and purchases of property and equipment and other assets of $4.7 million, partially offset by maturities of short-term investments of $9.5 million.
Cash used in investing activities for the three months ended March 31, 2020 was $4.1 million, consisting of purchases of property and equipment and other assets.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash Flows from (used in) Financing Activities
Cash used in financing activities for the three months ended March 31, 2021 was $33.8 million, consisting of payments on long-term debt of $356.4 million, tax distributions to equity partners of $10.8 million, and payments of deferred consideration of $9.2 million, partially offset by proceeds from debt of $350.0 million.
Cash used in financing activities for the three months ended March 31, 2020 was $2.6 million, primarily as a result of payments of deferred consideration of $24.0 million, payments to repurchase outstanding member equity of $5.5 million, distributions to equity partners of $5.0 million, and principal payments on long-term debt of $2.2 million, largely offset by proceeds from a draw down on our first lien revolving credit facility of $35.0 million.
Refer to Note 8 of our consolidated financial statements for additional information related to each of our borrowings.
Debt Obligations
As of March 31, 2021, the aggregate remaining balance of $400.0 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026. As of March 31, 2021, the aggregate remaining balance of $350.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans. The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.00% to 2.25% for LIBOR Based Loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 3.5% and 4.3% as of March 31, 2021 and December 31, 2020, respectively.
Our consolidated first lien net leverage ratio is defined in our first lien credit agreement, and the EBITDA used for that ratio (“Credit Agreement EBITDA”) differs from Adjusted EBITDA due to certain defined add-backs, including pro forma cost savings from synergies and cash generated from changes in unearned revenue; see table below for reconciliation. Credit Agreement EBITDA for the 12 months ended March 31, 2021 was $335.7 million. Our consolidated first lien net leverage ratio as of March 31, 2021 was 1.2x.

Trailing Twelve Months as of
(in millions)	March 31, 2021
Net income (loss)	$(64.4)
Benefit (expense) from income taxes	54.8
Interest expense, net	51.2
Loss on debt extinguishment	18.6
Depreciation	10.9
Amortization of acquired technology	24.4
Amortization of other acquired intangibles	18.9
EBITDA	114.5
Other (income) expense, net(a)	(15.5)
Impact of fair value adjustments to acquired unearned revenue(b)	1.9
Equity-based compensation expense	128.4
Restructuring and transaction related expenses(c)	14.0
Integration costs and acquisition-related expenses(d)	9.4
Adjusted EBITDA	252.6
Unearned revenue adjustment	83.3
Pro forma cost savings	—
Cash rent adjustment	1.0
Other lender adjustments	(1.1)
Credit Agreement EBITDA	$335.7
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended March 31, 2021, this expense related primarily to professional fees for the preparation for an initial public offering and deferred acquisition cost revaluations.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the trailing twelve months ended March 31, 2021, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Trailing Twelve Months as of
(in millions)	March 31, 2021
Cost of service	$0.8
Sales and marketing	3.0
Research and development	4.3
General and administrative	1.3
Total integration costs and acquisition-related compensation	$9.4

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
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Class A common stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Technologies Inc. may make under the tax receivable agreements will be substantial. We estimate the amount of existing tax basis with respect to which our Pre-IPO Owners will be entitled to receive payments under the tax receivable agreements (assuming all Pre-IPO OpCo Unitholders exchange their outstanding OpCo Units (together with a corresponding number of shares of Class B common stock) for shares of Class A common stock on March 31, 2021) is approximately $320.5 million (assuming a price of $48.90 per share of Class A common stock, which is the last reported sale price of our Class A common stock on the Nasdaq on March 31, 2021). The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. See Note 16 in our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Contractual Obligations and Commitments
As of March 31, 2021, we had additional operating leases for office space that have not yet commenced with undiscounted future lease payments of $129.2 million. These operating leases will commence in the second quarter of fiscal year 2021.
Except as set forth above and in Note 11 - Commitments and Contingencies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in the contractual obligations and commitments disclosed in our Annual Report on 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2021, there were no “off-balance sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2020 Form 10-K.

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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on LIBOR. As of March 31, 2021, the total principal balance outstanding was $400.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). We have interest rate exposure with respect to $50.0 million of variable-rate debt through April of 2022, representing the nominal portion of the First Lien Term Loan that is not currently designated in a hedging relationship. Based on the outstanding balances and interest rates of our First Lien Term Loan as of March 31, 2021, a hypothetical 1% relative increase or decrease in our effective interest rate would cause a corresponding increase and decrease in interest expense of approximately $0.5 million and $0.1 million over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of March 31, 2021, $500.0 million of the notional amount of the interest rate cap contract and $100.0 million of the notional amount of one of the forward-starting interest rate swap contracts are not designated as accounting hedges. Future fair value adjustments on these dedesignated instruments are recorded in Interest expense, net in the Consolidated Statement of Operations. A hypothetical 1% relative increase or decrease in interest rates would cause a corresponding decrease and increase in interest expense of $6.7 million and $4.2 million, respectively, due to changes in the fair value of these instruments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Remediation Efforts to Address the Previously Disclosed Material Weakness
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 a material weakness in our internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by the company. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In response, our management has implemented the following remediation steps to address the previously disclosed material weakness:

•hired additional full-time accounting subject matter experts with appropriate levels of experience, with a focus on technical accounting and tax accounting;
•Reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;
•Redesigned and enhanced controls related to the quarterly processes around accounting for the TRA; and
•Engaged a professional consulting services firm to act as the company’s independent internal auditor specifically auditing SOX controls.
Based on the steps implemented, management concluded that we have remediated the previously disclosed material weakness as of March 31, 2021.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2021, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the actions taken to remediate the material weakness as set forth above.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal and regulatory proceedings, please read “Legal Matters” in Note 11 (Commitments and Contingencies) to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in our 2020 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto and Wells Fargo, National Association, as trustee	8-K filed February 2, 2021	001-39310	4.1
4.2	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed February 2, 2021	001-39310	4.2
10.1	Amendment No. 2 to First Lien Credit Agreement, dated February 2, 2021, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), ZoomInfo Technologies LLC, ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed February 2, 2021	001-39310	10.1
+10.2	Amendment No. 1 to the Fifth Amended and Restated Limited Liability Company Agreement of ZoomInfo Holdings LLC
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: May 03, 2021