Form 10-Q
period 2021-06-30
ZoomInfo Technologies Inc.
filed 2021-08-02
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

As of July 23, 2021, the number of outstanding shares of the registrant's common stock was:
123,988,075 shares of Class A common stock.
190,396,902 shares of Class B common stock.
77,338,315 shares of Class C common stock.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

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
•our failure to maintain effective internal controls over financial reporting;
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$332.9	$269.8
Short-term investments	66.8	30.6
Restricted cash, current	—	1.2
Accounts receivable	111.2	121.2
Prepaid expenses and other current assets	18.2	14.3
Income tax receivable	0.9	2.4
Total current assets	530.0	439.5

Property and equipment, net	33.3	31.0
Operating lease right-of-use assets, net	64.7	32.0
Intangible assets, net	354.1	365.7
Goodwill	1,023.8	1,000.1
Deferred tax assets	755.5	415.7
Deferred costs and other assets, net of current portion	60.2	43.4
Restricted cash, non-current	1.7	—
Total assets	$2,823.3	$2,327.4

Liabilities, Temporary, and Permanent Equity (Deficit)
Current liabilities:
Accounts payable	$20.7	$8.6
Accrued expenses and other current liabilities	71.3	81.5
Unearned revenue, current portion	274.1	221.3
Income taxes payable	5.3	3.4
Current portion of tax receivable agreements liability	6.2	—
Current portion of operating lease liabilities	7.9	6.0
Total current liabilities	385.5	320.8

Unearned revenue, net of current portion	1.9	1.4
Tax receivable agreements liability, net of current portion	545.2	271.0
Operating lease liabilities, net of current portion	65.3	33.6
Long-term debt, net of current portion	739.2	744.9
Deferred tax liabilities	88.4	8.3
Other long-term liabilities	6.1	7.8
Total liabilities	1,831.6	1,387.8

Commitments and Contingencies (Note 11)

Permanent Equity (Deficit)
Class A common stock, par value $0.01	1.2	0.9
Class B common stock, par value $0.01	1.9	2.2
Class C common stock, par value $0.01	0.8	0.9
Additional paid-in capital	602.7	505.2
Accumulated other comprehensive income (loss)	1.2	(2.4)
Retained Earnings	8.5	(4.0)
Noncontrolling interests	375.4	436.8
Total equity (deficit)	991.7	939.6

Total liabilities, temporary, and permanent equity (deficit)	$2,823.3	$2,327.4
________________
(*) The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$174.0	$110.9	$327.3	$213.1
Cost of service:
Cost of service(1)	23.5	28.2	44.9	43.0
Amortization of acquired technology	6.8	5.6	13.5	11.2
Gross profit	143.7	77.1	268.9	158.9
Operating expenses:
Sales and marketing(1)	49.9	59.5	98.7	93.6
Research and development(1)	24.0	16.4	44.4	26.3
General and administrative(1)	21.9	18.2	40.7	28.2
Amortization of other acquired intangibles	4.8	4.7	9.6	9.3
Restructuring and transaction related expenses	2.2	9.5	6.6	12.4
Total operating expenses	102.8	108.3	200.0	169.8
Income (loss) from operations	40.9	(31.2)	68.9	(10.9)
Interest expense, net	10.1	25.1	16.6	49.6
Loss on debt extinguishment	—	12.7	5.9	14.9
Other (income) expense, net	0.1	0.1	(0.1)	—
Income (loss) before income taxes	30.7	(69.1)	46.5	(75.4)
Income tax expense (benefit)	6.2	8.8	55.9	8.4
Net income (loss)	24.5	(77.9)	(9.4)	(83.8)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	0.8	—	(5.1)
Less: Net income (loss) attributable to noncontrolling interests	15.2	(44.3)	(21.9)	(44.3)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$9.3	$(34.4)	$12.5	$(34.4)

Net income (loss) per share of Class A and Class C common stock:
Basic	$0.05	$(0.30)	$0.07	$(0.30)
Diluted	$0.05	$(0.30)	$0.07	$(0.30)
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of service	$3.2	$15.3	$6.7	$17.0
Sales and marketing	7.2	32.0	15.6	38.4
Research and development	3.2	8.5	5.8	10.1
General and administrative	3.5	8.7	7.1	10.3
Total equity-based compensation expense	$17.1	$64.5	$35.2	$75.8

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$24.5	$(77.9)	$(9.4)	$(83.8)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(3.0)	(2.1)	7.1	(9.6)
Realized loss (gain) on settlement of cash flow hedges	1.5	1.5	3.0	2.3
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.1	3.0	0.1	3.0
Other comprehensive income (loss) before tax	(1.4)	2.4	10.2	(4.3)
Tax effect	0.1	—	(1.3)	—
Other comprehensive income (loss), net of tax	(1.3)	2.4	8.9	(4.3)
Comprehensive income (loss)	23.2	(75.5)	(0.5)	(88.1)
Less: Comprehensive income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	(0.2)	—	(12.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests	14.4	(42.0)	(16.5)	(42.0)
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$8.8	$(33.3)	$16.0	$(33.3)

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited)

	ZoomInfo Technologies Inc. Stockholders' Equity
	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2020	87,697,381	216,652,704	86,123,230	$0.9	$2.2	$0.9	$505.2	$(4.0)	$(2.4)	$436.8	$939.6
Effect of LLC Unit Exchanges	14,500,582	(9,776,683)	(3,869,894)	0.1	(0.1)	(0.1)	37.2	—	—	(20.1)	17.0
Issuance of Class A common stock upon vesting of RSUs	20,439	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(30,936)	—	—	—	—	—	(1.6)	—	—	—	(1.6)
Exercise of stock options	24,758	—	—	—	—	—	0.5	—	—	—	0.5
Forfeitures / cancellations	—	(7,852)	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	3.2	—	(37.1)	(33.9)
Other comprehensive income	—	—	—	—	—	—	—	—	4.0	6.2	10.2
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Equity-based compensation	—	—	—	—	—	—	8.3	—	—	9.8	18.1
Balance at March 31, 2021	102,212,224	206,868,169	82,253,336	1.0	2.1	0.8	549.6	(0.8)	1.6	392.6	946.9
Effect of LLC Unit Exchanges	19,514,930	(15,259,859)	(4,040,025)	0.2	(0.2)	—	45.1	—	0.1	(31.1)	14.1
Issuance of Class A common stock upon vesting of RSUs	123,729	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(14,333)	—	—	—	—	—	(0.6)	—	—	—	(0.6)
Exercise of stock options	11,056	—	—	—	—	—	0.2	—	—	—	0.2
Forfeitures / cancellations	—	(32,424)	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	9.3	—	15.2	24.5
Other comprehensive income	—	—	—	—	—	—	—	—	(0.5)	(0.8)	(1.3)
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	(9.2)	(9.2)
Equity-based compensation	—	—	—	—	—	—	8.4	—	—	8.7	17.1
Balance at June 30, 2021	121,847,606	191,575,886	78,213,311	$1.2	$1.9	$0.8	$602.7	$8.5	$1.2	$375.4	$991.7

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited) (continued)

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2019	$(207.8)	—	—	—	$—	$—	$—	$—	$—	$(6.0)	$—	$(213.8)
Net income (loss)	(5.9)	—	—	—	—	—	—	—	—	—	—	(5.9)
Member distributions	(5.0)	—	—	—	—	—	—	—	—	—	—	(5.0)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(6.7)	—	(6.7)
Equity-based compensation	11.3	—	—	—	—	—	—	—	—	—	—	11.3
Balance at March 31, 2020	(207.4)	—	—	—	—	—	—	—	—	(12.7)	—	(220.1)
Net income (loss) prior to Reorganization Transactions	0.8	—	—	—	—	—	—	—	—	—	—	0.8
Other comprehensive loss prior to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Member distributions prior to Reorganization Transactions	(1.8)	—	—	—	—	—	—	—	—	—	—	(1.8)
Equity-based compensation prior to Reorganization Transactions	4.5	—	—	—	—	—	—	—	—	—	—	4.5
Impacts of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	203.9	—	242,414,027	98,381,656	—	2.4	1.0	(628.1)	—	8.4	412.4	—
Issuance of Class A common stock in IPO, net of costs	—	48,528,783	—	—	0.5	—	—	1,016.1	—	—	—	1,016.6
Purchases of ZoomInfo OpCo units in connection with IPO	—	2,370,948	(2,370,948)	—	—	—	—	(47.2)	—	—	—	(47.2)
Purchases of Class C units in connection with IPO	—	275,269	—	(275,269)	—	—	—	(5.5)	—	—	—	(5.5)
Opco Units exchanged into Class A shares	—	878,984	(878,984)	—	—	—	—	—	—	—	—	—
Forfeitures / cancellations	—	(59,693)	(10,882)	—	—	—	—	—	—	—	—	—
Series A Preferred Unit redemption accretion	—	—	—	—	—	—	—	(74.0)	—	—	—	(74.0)
Increase in deferred tax asset from step-up in tax basis under TRA related to unit exchanges (as revised)(1)	—	—	—	—	—	—	—	107.2	—	1.4	42.9	151.5
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(34.4)	—	(44.3)	(78.7)
Other comprehensive loss subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1.1	2.3	3.4
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	23.1	—	—	36.9	60.0
Balance at June 30, 2020 (as revised)(1)	$—	51,994,291	239,153,213	98,106,387	$0.5	$2.4	$1.0	$391.6	$(34.4)	$(2.8)	$450.2	$808.5

________________
(1)In connection with the preparation of its financial statements, the Company determined that the Condensed Consolidated Balance Sheet as of June 30, 2020 and the Consolidated Statement of Changes in Equity for the six months ended June 30, 2020 contained an immaterial error related to the calculation of the tax receivable agreement liability and deferred tax assets and liabilities. While the impact of the error was not material to the previously issued financial statements taken as a whole, the Company has revised the Consolidated Statement of Changes in Equity for the six months ended June 30, 2020 in the accompanying financial statements to correct the error. The impacts of the error correction to the previously issued Condensed Consolidated Balance Sheet as of June 30, 2020 are as follows: a decrease to Deferred tax assets of $0.2 million; a decrease to Tax receivable agreements liability, net of current portion of $21.2 million; a decrease to Deferred tax liabilities of $4.2 million; and an increase to Additional paid-in capital of $25.2 million.

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(9.4)	$(83.8)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30.6	24.5
Amortization of debt discounts and issuance costs	1.0	2.5
Amortization of deferred commissions costs	18.5	11.1
Asset impairments	2.7	—
Loss on early extinguishment of debt	5.9	14.9
Deferred consideration valuation adjustments	0.2	1.4
Equity-based compensation expense	35.2	75.8
Deferred income taxes	48.1	3.2
Provision for bad debt expense	2.1	0.9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7.8	0.7
Prepaid expenses and other current assets	(3.6)	(1.1)
Deferred costs and other assets, net of current portion	(22.1)	(14.5)
Income tax receivable	1.5	(0.2)
Accounts payable	12.1	1.9
Accrued expenses and other liabilities	(2.3)	3.4
Unearned revenue	53.3	12.9
Net cash provided by (used in) operating activities	181.6	53.6

Cash flows from investing activities:
Purchases of short-term investments	(119.8)	—
Maturities of short-term investments	41.5	—
Proceeds from sales of short-term investments	42.1	—
Purchases of property and equipment and other assets	(11.0)	(8.2)
Cash paid for acquisitions, net of cash acquired	(31.8)	—
Net cash provided by (used in) investing activities	(79.0)	(8.2)

Cash flows from financing activities:
Payments of deferred consideration	(9.4)	(24.0)
Proceeds from debt	350.0	35.0
Repayment of debt	(356.4)	(510.9)
Payments of debt issuance and modification costs	(5.8)	(1.0)
Proceeds from exercise of stock options	0.8	—
Taxes paid related to net share settlement of equity awards	(2.9)	—
Repurchase outstanding equity / member units	—	(332.4)
Proceeds from equity offering, net of underwriting discounts	—	1,019.6
Payments of IPO issuance costs	—	(7.2)
Tax distributions	(15.3)	(6.8)
Net cash provided by (used in) financing activities	(39.0)	172.3

Net increase (decrease) in cash, cash equivalents, and restricted cash	63.6	217.7
Cash, cash equivalents, and restricted cash at beginning of period	271.0	42.5
Cash, cash equivalents, and restricted cash at end of period	$334.6	$260.2

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	332.9	259.1
Restricted cash, current	—	1.1
Restricted cash, non-current	1.7	—
Total cash, cash equivalents, and restricted cash	$334.6	$260.2

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information
Interest paid in cash	$12.3	$47.1
Cash paid for taxes	$4.3	$—

Supplemental disclosures of non-cash investing and financing activities:
Issuance cost reimbursements included in accounts receivable	$—	$4.2
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$2.3	$—

ZoomInfo Technologies Inc.
Notes to Unaudited Consolidated Financial Statements (Unaudited)
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Organization and Background
Business
ZoomInfo Technologies Inc., through its operating subsidiaries provides a go-to-market intelligence and engagement platform for sales and marketing teams. The Company’s cloud-based platform provides accurate and comprehensive information on organizations and professionals to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “ZoomInfo,” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, and (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc. and its consolidated subsidiaries.
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
We refer to the Reclassification, together with the Blocker Mergers and the ZoomInfo HoldCo Contributions, as the “Reorganization Transactions.” Following the Reorganization Transactions, ZoomInfo Technologies Inc. became a holding company, with its sole material asset being a controlling equity interest in ZoomInfo HoldCo, which became a holding company with its sole material asset being a controlling equity interest in ZoomInfo OpCo. ZoomInfo Technologies Inc. will operate and control all of the business and affairs, and consolidate the financial results, of ZoomInfo OpCo through ZoomInfo HoldCo and, through ZoomInfo OpCo and its subsidiaries, conduct our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo HoldCo, and therefore ZoomInfo OpCo, and reports the non-controlling interests of the Pre-IPO HoldCo Units and Pre-IPO OpCo Units on its consolidated financial statements. As of June 30, 2021, ZoomInfo Technologies Inc. owned 98% of the outstanding HoldCo Units, and ZoomInfo HoldCo owned 52% of the outstanding OpCo Units.
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
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2021 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of June 30, 2021, and results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the audited consolidated balance sheets of the Company but does not contain all of the footnote disclosures from those annual financial statements. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

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
ZoomInfo Technologies Inc., through our intermediate holding company ZoomInfo HoldCo, owns a minority economic interest in, but operates and has the power to control all of the businesses and affairs of, ZoomInfo OpCo. ZoomInfo Technologies Inc. has the obligation to absorb losses of, and receive benefits from, ZoomInfo OpCo, that could be significant. We determined that, as a result of the Reorganization Transactions described above, ZoomInfo OpCo is a VIE. Further, ZoomInfo Technologies Inc. has no contractual requirement to provide financial support to ZoomInfo OpCo and, for the six months ended June 30, 2021, ZoomInfo Technologies Inc. did not provide support to ZoomInfo OpCo. Accordingly, ZoomInfo Technologies Inc. is considered the primary beneficiary and consolidates ZoomInfo OpCo in the Company’s consolidated financial statements.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2021 and 2020, or accounted for more than 10% of accounts receivable as of June 30, 2021 and December 31, 2020. Net assets located outside of the United States were immaterial as of June 30, 2021 and December 31, 2020.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for doubtful accounts and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for doubtful accounts considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for doubtful accounts is immaterial as of June 30, 2021 and December 31, 2020.
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
Commissions payable at June 30, 2021 were $23.1 million, of which the current portion of $20.8 million was included in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, and the long-term portion of $2.3 million was included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. Commissions payable at December 31, 2020 were $25.6 million, of which the current portion of $23.3 million was included in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, and the long-term portion of $2.3 million was included in Other long-term liabilities in our Condensed Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $4.7 million and $8.6 million were recorded for the three and six months ended June 30, 2021. Advertising expenses of $2.5 million and $5.4 million were recorded for the three and six months ended June 30, 2020. Advertising expenses are included in Sales and marketing on the Consolidated Statements of Operations.
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
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three and six month periods ended June 30, 2021 and 2020.

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

Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Subscription	$171.9	$109.7	$323.3	$210.9
Usage-based	2.1	1.2	4.0	2.2
Total revenue	$174.0	$110.9	$327.3	$213.1
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
Of the total revenue recognized in the three and six months ended June 30, 2021, $57.7 million and $166.7 million were included in the unearned revenue balance as of December 31, 2020, respectively. Of the total revenue recognized in the three and six months ended June 30, 2020, $41.7 million and $116.5 million were included in the unearned revenue balance as of December 31, 2019, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 11% and 9% of our total revenues for the three months ended June 30, 2021 and 2020, respectively. Revenues derived from customers and partners located outside the United States accounted for approximately 11% and 8% of our total revenues in the six months ended June 30, 2021 and 2020, respectively. We have no Company sales offices located in a foreign country as of June 30, 2021, and contracts denominated in currencies other than U.S. Dollar were not material for the three and six months ended June 30, 2021 and 2020.
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

Note 3 - Revenue from Contracts with Customers (continued)
As of June 30, 2021 and December 31, 2020, the Company had contract assets of $2.4 million and $2.4 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, the Company had unearned revenue of $276.0 million and $222.7 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of June 30, 2021	$505.2	$142.9	$648.1
Note 4 - Business Combinations
2021 Acquisition
The Company completed an acquisition of Insent, Inc. in June 2021 for a total purchase consideration of $34.1 million, consisting of $33.0 million in cash consideration and $1.1 million in estimated deferred consideration. The purchase price was primarily comprised of acquired technology and goodwill. The Company has included the financial results of this business in the consolidated financial statements from the date of acquisition. The purchase accounting for this transaction is not yet finalized.
2020 Acquisitions
The Company acquired all of the assets of Clickagy, LLC in October 2020 and all of the membership interests in EverString Technology, LLC in November 2020 for a total purchase consideration of $72.0 million. During the first half of fiscal year 2021, the Company recorded immaterial post-close net working capital adjustments. The preliminary purchase price allocation was updated to reflect the $0.3 million increase in consideration paid as well as to reflect the $0.2 million adjustment to unearned revenue and $0.1 million adjustment to goodwill. The purchase accounting from these transactions has been finalized. The Company included the financial results of these businesses in the consolidated financial statements from each date of acquisition. Transaction costs associated with each acquisition were not material. As part of the acquisitions, the Company agreed to issue 49,932 RSUs, at a total grant date fair value of $2.1 million, and agreed to pay $4.8 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods. The Company classifies compensation expense in its Consolidated Statements of Operations in the same manner in which the award recipient’s salary is classified.
The acquisition date fair value of the total consideration transferred was comprised of the following (in millions):

Cash	$61.9
Purchase consideration liabilities	7.2
Issuance of 67,075 Class A shares	2.9
Total Purchase Consideration	$72.0

Note 4 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the date of the acquisitions (in millions):

Cash and cash equivalents	$2.9
Accounts receivable	3.0
Prepaid expenses and other assets	1.1
Intangible assets	37.0
Accounts payable and other	(2.2)
Unearned revenue	(3.2)
Total identifiable net assets acquired	38.6
Goodwill	33.4
Total consideration	72.0
Issuance of 67,075 Class A shares	(2.9)
Cash acquired	(2.9)
Cash paid for acquisitions	$66.2
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
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results.

Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of June 30, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$199.5	$—	$—	$199.5
Cash equivalents
Corporate debt securities	17.2	—	—	17.2
Money market mutual funds	116.2	—	—	116.2
Total cash equivalents	133.4	—	—	133.4
Total cash and cash equivalents	332.9	—	—	332.9
Short-term investments:
Corporate debt securities	57.2	—	—	57.2
Securities guaranteed by U.S. government	6.6	—	—	6.6
Other governmental securities	3.0	—	—	3.0
Total short-term investments	66.8	—	—	66.8
Total cash, cash equivalents, and short-term investments	$399.7	$—	$—	$399.7

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$100.4	$—	$—	$100.4
Cash equivalents
Corporate debt securities	72.0	—	—	72.0
Money market mutual funds	91.0	—	—	91.0
Securities guaranteed by U.S. government	6.4	—	—	6.4
Total cash equivalents	169.4	—	—	169.4
Total cash and cash equivalents	269.8	—	—	269.8
Short-term investments:
Corporate debt securities	24.0	—	—	24.0
Securities guaranteed by U.S. government	6.6	—	—	6.6
Total short-term investments	30.6	—	—	30.6
Total cash, cash equivalents, and short-term investments	$300.4	$—	$—	$300.4
See Note 10 for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at June 30, 2021 and December 31, 2020.

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$66.8	$66.8	$30.6	$30.6
Total	$66.8	$66.8	$30.6	$30.6
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following:

	June 30,	December 31,
	2021	2020
(in millions)
Computer equipment	$9.3	$7.4
Furniture and fixtures	3.4	5.4
Leasehold improvements	5.8	7.0
Internal use developed software	34.3	28.0
Construction in progress	3.9	2.9
	56.7	50.7
Less: accumulated depreciation	(23.4)	(19.7)
Property and equipment, net	$33.3	$31.0
During the six months ended June 30, 2021, in relation to our Waltham office relocation, we recorded an impairment charge of $2.7 million, comprised of $1.5 million relating to the operating lease right-of-use asset, and $1.2 million relating to the leasehold improvements. We also recorded accelerated depreciation of furniture and fixtures of $2.1 million. These charges were recognized within Restructuring and transaction related expenses in our Consolidated Statements of Operations.
Depreciation expense was $3.5 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $7.5 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.

Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of June 30, 2021:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$272.2	$(61.9)	$210.3	14.9
Acquired technology	206.9	(99.2)	107.7	6.5
Brand portfolio	6.5	(3.4)	3.1	8.0
Net intangible assets subject to amortization	$485.6	$(164.5)	$321.1

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,023.8	$—	$1,023.8
Amortization expense was $11.6 million and $10.3 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $23.1 million and $20.5 million for the six months ended June 30, 2021 and 2020, respectively.
The following summarized changes to the Company’s goodwill (in millions):

Balance at December 31, 2020	$1,000.1
Adjustment from 2020 acquisition	0.1
Goodwill from 2021 acquisition	23.6
Balance at June 30, 2021	$1,023.8
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the six months ended June 30, 2021 or June 30, 2020.
Note 8 - Financing Arrangements
As of June 30, 2021 and December 31, 2020, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	June 30, 2021	December 31, 2020
First Lien Term Loan	February 1, 2019	February 1, 2026	LIBOR + 3.00%	$394.5	$744.9
First Lien Revolver	February 1, 2019	November 2, 2025	LIBOR + 2.00%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	344.7	—
Total Carrying Value of Debt				$739.2	$744.9
Less current portion				—	—
Total Long Term Debt				$739.2	$744.9

Note 8 - Financing Arrangements (continued)
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
First Lien Term Loan
In February 2021, we used all of the net proceeds from issuance of the Senior Notes, along with cash on hand, to prepay $356.4 million aggregate principal amount of our first lien term loans outstanding under the First Lien Credit Agreement (the “Debt Prepayment”). Following the Debt Prepayment, $400.0 million aggregate principal amount of first lien term loans were outstanding under our First Lien Credit Agreement. In February 2021, we entered into an amendment to our First Lien Credit Agreement (the “Second Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the interest rate by 75 basis points to LIBOR plus 3.00% per annum. The Company recognized $5.9 million in the six months ended June 30, 2021 within Loss on debt extinguishment on the Consolidated Statements of Operations, primarily comprised of the write-off of unamortized issuance costs associated with the Debt Prepayment.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans. The effective interest rate on the first lien debt was 3.5% and 4.3% as of June 30, 2021 and December 31, 2020, respectively.
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
On March 25th, 2020, the Company drew down $35.0 million under the revolving credit facility. On June 8, 2020, the Company paid off the outstanding $35.0 million balance of the revolving credit facility with proceeds from the IPO. The effective interest rate was 3.7% as of the repayment date. Immaterial debt issuance costs were incurred in connection with the entry into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs, net of current portion on the accompanying Condensed Consolidated Balance Sheets were immaterial as of June 30, 2021 and December 31, 2020.

Note 8 - Financing Arrangements (continued)
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
In February 2021, concurrent with the prepayment of $356.4 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, we fully dedesignated the interest rate cap contract and partially dedesignated $100.0 million of the notional amount of one of the forward-starting interest rate swap contracts. As of June 30, 2021, $500.0 million of the notional amount of the interest rate cap contract and $100.0 million of the notional amount of one of the forward-starting interest rate swap contracts are not designated as accounting hedges. Gains and losses resulting from valuation adjustments on dedesignated portions of our derivative contracts subsequent to dedesignation of hedge accounting are recorded within Interest expense, net in our Consolidated Statements of Operations. As it is not probable the forecasted transaction will not occur, the amounts in Accumulated other comprehensive income (loss) as of the date of dedesignation will be released based on our original forecast.

Note 9 - Derivatives and Hedging Activities (continued)

As of June 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$—	3.500%	April 30, 2024
Interest rate swap contracts	Two	$350.0	2.301%	April 29, 2022
Forward-starting interest rate swap contracts - April 2022	Two	$400.0	0.370%	January 30, 2026
The following table summarizes the fair value and presentation in the Company’s Condensed Consolidated Balance Sheets for derivatives as of June 30, 2021 and December 31, 2020 (in millions):

	Fair Value of Derivative Liabilities
Instrument	June 30, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$—	$—	$—	$0.2
Interest rate cap contract(2)	—	—	—	0.2
Interest rate swap contracts(1)	—	6.2	—	7.3
Interest rate swap contracts(2)	—	—	—	2.2
Forward-starting interest rate swap contracts(3)	8.2	0.2	1.0	—
Total designated derivative fair value	8.2	6.4	1.0	9.9

Derivatives not designated as hedging instruments
Interest rate cap contract(1)	—	0.3	—	0.2
Interest rate cap contract(2)	—	0.3	—	0.2
Forward-starting interest rate swap contract(3)	2.0	—	—	—
Total undesignated derivative fair value	2.0	0.6	—	0.4
Total derivative fair value	$10.2	$7.0	$1.0	$10.3
________________
(1) Included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
(2) Included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.
(3) Included in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets.
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows in our Consolidated Statements of Cash Flows in the period settled in cash. Income tax effects from changes in fair value of derivative instruments are recorded in our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $5.1 million into interest expense from AOCI.

Note 9 - Derivatives and Hedging Activities (continued)

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

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at June 30, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$17.2	$—
Money market mutual funds	$116.2	$—	$—
Securities guaranteed by U.S. government	$—	$—	$—
Short-term investments:
Corporate debt securities	$—	$57.2	$—
Securities guaranteed by U.S. government	$—	$6.6	$—
Other governmental securities	$—	$3.0	$—
Deferred costs and other assets, net of current portion
Forward-starting interest rate swap contracts	$—	$10.2	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.6)	$—
Interest rate swap contracts	$—	$(6.2)	$—
Forward-starting interest rate swap contracts	$—	$(0.2)	$—

Measured on a non-recurring basis:
Assets:
Impaired lease-related assets	$—	$—	$14.2

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$72.0	$—
Money market mutual funds	$91.0	$—	$—
Securities guaranteed by U.S. government	$—	$6.4	$—
Short-term investments:
Corporate debt securities	$—	$24.0	$—
Securities guaranteed by U.S. government	$—	$6.6	$—
Deferred costs and other assets, net of current portion
Forward-starting interest rate swap contracts	$—	$1.0	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.8)	$—
Interest rate swap contracts	$—	$(9.5)	$—

Measured on a non-recurring basis:
N/A	$—	$—	$—

Note 10 - Fair Value (continued)
There have been no transfers between fair value measurements levels during the six months ended June 30, 2021.
See Note 5 for further information regarding the fair value of our financial instruments.
Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
As of June 30, 2021, we had additional outstanding non-cancelable purchase obligations with a term of 12 months or longer of $13.0 million over the corresponding amount disclosed in the audited financial statements in our 10-K for the year ended December 31, 2020, primarily related to third-party cloud hosting and software as a service arrangements. For information regarding financing-related obligations, refer to Note 8. For information regarding lease-related obligations, refer to Note 14.
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $3.5 million and $3.1 million at June 30, 2021 and December 31, 2020, respectively. This liability is included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
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
As of June 30, 2021, ZoomInfo Technologies Inc. held 200,060,917 HoldCo Units, and ZoomInfo HoldCo held 203,372,382 OpCo Units resulting in an ownership interest of 51% in the consolidated subsidiaries.

Note 12 - Noncontrolling Interest (continued)
The holders of OpCo Units, including ZoomInfo HoldCo, may be subject to U.S. federal, state and local income taxes on their proportionate share of any taxable income of ZoomInfo OpCo. Net profits and net losses of ZoomInfo OpCo will generally be allocated to its holders, including ZoomInfo HoldCo, pro rata in accordance with the percentages of their respective limited liability company interests. The amended and restated limited liability company agreement of ZoomInfo OpCo provides for cash distributions (“tax distributions”) to the holders of OpCo Units and Class P Units if ZoomInfo HoldCo determines that a holder, by reason of holding OpCo Units or Class P Units, as applicable, is allocated net taxable income by ZoomInfo OpCo. During the six months ended June 30, 2021 and 2020, the Company paid $15.3 million and $6.8 million in tax distributions to the noncontrolling interest, respectively.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A and Class C common stock for the three and six months ended June 30, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Numerator:
Net income (loss)	$24.5	$(77.9)	$(9.4)	$(83.8)
Add: Net (income) loss attributable to ZoomInfo OpCo before Reorganization Transactions	—	(0.8)	—	5.1
Less: Excess of consideration paid over carrying amount to holders of Series A Preferred Units attributable to common shares	—	(11.0)	—	(11.0)
Add: Net (income) loss attributable to noncontrolling interests	(15.2)	44.3	21.9	44.3
Net income (loss) attributable to ZoomInfo Technologies Inc.	$9.3	$(45.4)	$12.5	$(45.4)
The following table sets forth the computation of basic and diluted net income per share of Class A and Class C common stock (in millions, except share amounts, and per share amounts):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class C	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$5.4	$3.9	$6.9	$5.6
Denominator:

Note 13 - Earnings Per Share (continued)

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class C	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Weighted average number of shares of Class A and Class C common stock outstanding	109,934,905	80,670,520	102,253,715	82,450,901
Basic net income (loss) per share attributable to common stockholders	$0.05	$0.05	$0.07	$0.07

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$5.4	$3.9	$6.9	$5.6
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	—	—	7.9	6.4
Reallocation of earnings as a result of conversion of potentially dilutive instruments	—	—	6.4	(6.4)
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	3.9	—	5.6	—
Allocation of undistributed earnings	$9.3	$3.9	$26.8	$5.6
Denominator:
Number of shares used in basic computation	109,934,905	80,670,520	102,253,715	82,450,901
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
OpCo Units	—	—	194,479,806	—
Class P Units	—	—	10,838,840	—
HSKB I Class 1 Units	—	—	7,579,542	—
HSKB II Class 1 Units	—	—	—	—
HSKB II Phantom Units	—	—	—	—
HoldCo Units	1,401,741	—	1,427,229	—
Restricted Stock Units	229,905	—	258,705	—
LTIP Units	21,878	—	10,939	—
Exercise of Class A Common Stock Options	272,125	—	286,972	—
Conversion of Class C to Class A common shares outstanding	80,670,520	—	82,450,901	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	192,531,074	80,670,520	399,586,649	82,450,901
Diluted net income (loss) per share attributable to common stockholders	$0.05	$0.05	$0.07	$0.07

Note 13 - Earnings Per Share (continued)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Class A	Class C	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$(15.7)	$(29.7)	$(15.7)	$(29.7)
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	51,994,291	98,106,387	51,994,291	98,106,387
Basic net income (loss) per share attributable to common stockholders	$(0.30)	$(0.30)	$(0.30)	$(0.30)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$(15.7)	$(29.7)	$(15.7)	$(29.7)
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	(29.7)	—	(29.7)	—
Allocation of undistributed earnings	$(45.4)	$(29.7)	$(45.4)	$(29.7)
Denominator:
Number of shares used in basic computation	51,994,291	98,106,387	51,994,291	98,106,387
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Conversion of Class C to Class A common shares outstanding	98,106,387	—	98,106,387	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	150,100,678	98,106,387	150,100,678	98,106,387
Diluted net income (loss) per share attributable to common stockholders	$(0.30)	$(0.30)	$(0.30)	$(0.30)
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

Note 13 - Earnings Per Share (continued)
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OpCo Units	189,991,429	219,637,430	—	219,637,430
Class P Units	10,479,037	12,548,938	—	12,548,938
HSKB I Class 1 Units	6,661,067	13,169,365	—	13,169,365
HSKB II Class 1 Units	334,017	1,824,814	391,480	1,824,814
HSKB II Phantom Units	1,296,597	375,201	1,327,044	375,201
HoldCo Units	—	1,250,509	—	1,250,509
Restricted Stock Units	—	290,795	—	290,795
LTIP Units	—	26,595	—	26,595
Exercise of Class A Common Stock Options	—	287,299	—	287,299
Total anti-dilutive securities	208,762,147	249,410,946	1,718,524	249,410,946
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
The Company also subleases a former corporate office space. The sublease has a remaining lease term of less than one year. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income from operations in the Consolidated Statements of Operations was immaterial for the three and six months ended June 30, 2021 and 2020.
During the six months ended June 30, 2021, the Company executed an agreement to sublease our existing Waltham office space for the remainder of our lease term in anticipation of our office relocation which commenced in June 2021. Sublease income will be recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income from operations in the Consolidated Statements of Operations. In connection with these activities, and as referenced in Note 6 - Property and Equipment, we recorded a cumulative impairment charge of $1.5 million to reduce the carrying values of our existing Waltham right-of-use asset and related leasehold improvements to their respective fair values.

Note 14 - Leases (continued)
In Q1 2021, we executed a lease for office space, with the rent payments for the first phase expected to commence at the earliest in January 2022 and the rent payments for the additional phases expected to commence between January 2023 and April 2027. The lease will terminate on December 31, 2036, the last day of the fifteenth lease year. The lease is subject to fixed-rate rent escalations and provides for $11.3 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. Upon commencement of the first phase of the lease in June 2021, the Company recorded an operating lease right-of-use asset and lease liability of $35.9 million. As the commencement of the subsequent phases of this lease are expected to occur in the future, the Company has not recorded operating lease right-of-use assets or lease liabilities for these phases as of June 30, 2021. Undiscounted lease payments under the subsequent phases are anticipated to be $60.1 million, which are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases below.
The following are additional details related to leases recorded on our balance sheet as of June 30, 2021 and December 31, 2020:

		June 30,	December 31,
		2021	2020
(in millions)
Assets
Operating lease right-of-use assets, net	Operating leases	$64.7	$32.0

Liabilities
Current portion of operating lease liabilities	Operating leases	$7.9	$6.0
Operating lease liabilities, net of current portion	Operating leases	$65.3	$33.6
Rent expense was $2.8 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively. Rent expense was $5.2 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively.
Other information related to leases was as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Cash Flow Information	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2.8	$2.1	$5.0	$3.8

Lease liabilities arising from obtaining right-of-use assets
From acquisitions	$—	$—	$—	$—
From new and existing lease agreements and modifications	$35.9	$—	$37.5	$0.1

	As of
	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	9.8	5.0
Weighted average discount rate	4.4%	4.2%

Note 14 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2021 (in millions):

Year Ending December 31,	Operating Leases
2021 (excluding six months ended June 30, 2021)	$4.8
2022	6.7
2023	12.2
2024	17.6
2025	10.5
Thereafter	41.0
Total future minimum lease payments	92.8
Less effects of discounting	19.6
Total lease liabilities	$73.2

Reported as of June 30, 2021
Current portion of operating lease liabilities	$7.9
Operating lease liabilities, net of current portion	65.3
Total lease liabilities	$73.2
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
Expense associated with short term leases and variable lease costs were immaterial for the three and six months ended June 30, 2021. The expense related to short-term leases reasonably reflects our short-term lease commitments.
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

Note 15 - Equity-based Compensation (continued)
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
Restricted Stock Units
Restricted Stock Unit (“RSU”) activity was as follows during the periods indicated:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	985,398	$28.84	—
Granted	758,949	$48.23	511,537
Vested	(144,168)	$21.60	—
Forfeited	(107,611)	$36.68	(1,124)
Unvested at end of period	1,492,568	$41.51	510,413
Class A Common Stock Options
Outstanding options activity was as follows during the period indicated:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Options	Weighted Average Exercise Price	Options
Unvested at beginning of period	552,440	$21.00	—
Effect of Reorganization Transactions and IPO	—	$—	576,708
Vested	(120,618)	$21.00	—
Forfeited	(18,283)	$21.00	(7,165)
Unvested at end of period	413,539	$21.00	569,543
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of June 30, 2021.

Note 15 - Equity-based Compensation (continued)

June 30, 2021
Aggregate intrinsic value (in millions)
Unit Options outstanding	$15.5
Unit Options exercisable	$2.6
Weighted average remaining contractual life (in years)
Unit Options outstanding	8.9 years
Unit Options exercisable	8.9 years
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
HoldCo Units
Unvested HoldCo Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	HoldCo Units	Weighted Average Grant Date Fair Value	HoldCo Units
Unvested at beginning of period	1,214,105	$9.13	—
Effect of Reorganization Transactions and IPO	—	$—	1,332,239
Vested	(278,166)	$8.53	(35,758)
Forfeited	(40,276)	$8.98	(6,262)
Unvested at end of period	895,663	$9.33	1,290,219
OpCo Units
OpCo Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	OpCo Units	Weighted Average Grant Date Fair Value	OpCo Units
Unvested at beginning of period	—	$—	228,819
Effect of Reorganization Transactions and IPO	—	$—	(6,909)
Vested	—	$—	(162,218)
Forfeited	—	$—	(59,692)
Unvested at end of period	—	$—	—

Note 15 - Equity-based Compensation (continued)
Class P Units
Class P Units were issued under both the prior and current LLC agreement of ZoomInfo OpCo. Class P Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Class P Units	Weighted Average Participation Threshold	Class P Units
Unvested at beginning of period	8,796,642	$6.59	16,893,603
Effect of Reorganization Transactions and IPO	—	$—	(1,950,930)
Granted	—	$—	642,500
Vested	(3,579,797)	$6.02	(3,504,844)
Forfeited	(58,453)	$6.56	(343,289)
Unvested at end of period	5,158,392	$7.65	11,737,040
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
The fair value of these Class P Units was determined using the Black-Scholes option pricing model. We estimated the future stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life. The estimated life for the units was based on the expected holding period of private equity owners. The risk-free rate is based on the rate for a U.S. government security with the same estimated life at the time of grant. There were no grants of Class P Units during the six months ended June 30, 2021.
LTIP Units
LTIP Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	LTIP Units	Weighted Average Participation Threshold	LTIP Units
Unvested at beginning of period	47,620	$21.00	—
Granted	247,045	$52.42	47,620
Unvested at end of period	294,665	$47.34	47,620

Note 15 - Equity-based Compensation (continued)

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
In 2018, in connection with the Carlyle Investment described above, holders of HSKB Grants received $21.8 million in cash distributions. In addition, HSKB allocated $31.3 million to be paid over three years from 2019 to 2021 if the holder of the HSKB Grant remains employed by the Company as of the payment date. On March 31, 2020, HSKB allocated an additional $5.3 million to be paid out over four years, starting with March 31, 2020, to holders of HSKB Grants who received their grants after the March 2018 Carlyle Investment, subject to the holders continued employment by the Company. During the six months ended June 30, 2021, HSKB paid $9.0 million from allocated funds and has $3.1 million remaining that it has allocated to be paid through 2023.
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

Note 15 - Equity-based Compensation (continued)
Compensation expense incurred from all the equity-based incentive awards described above was the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of service and Operating expenses include equity-based compensation expenses as follows:
Cost of service	$3.2	$15.3	$6.7	$17.0
Sales and marketing	7.2	32.0	15.6	38.4
Research and development	3.2	8.5	5.8	10.1
General and administrative	3.5	8.7	7.1	10.3
Total equity-based compensation expense	$17.1	$64.5	$35.2	$75.8
As of June 30, 2021, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

	Amount	Weighted Average Remaining Service Period (years)
Restricted Stock Units	$55.4	3.3
Class A Common Stock Options	0.8	2.1
HoldCo Units	5.3	2.1
Class P Units	17.6	1.9
LTIP Units	12.2	2.6
HSKB Incentive Units	38.1	1.2
HSKB Phantom Units	5.6	2.8
Total unamortized equity-based compensation cost	$135.0	2.4

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
As of June 30, 2021, the Company had a liability of $551.4 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo units exchanged. Tax Receivable Agreements related liabilities are classified as current or noncurrent based on the expected date of payment and are included in the Company’s Condensed Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.
Note 17 - Income Taxes
The Company recorded $6.2 million of income tax expense and $8.8 million of income tax expense for the three months ended June 30, 2021 and 2020, respectively, and $55.9 million of income tax expense and $8.4 million of income tax expense for the six months ended June 30, 2021 and 2020, respectively. The Company’s estimated effective tax rate for the six months ended June 30, 2021 was 120.2%. The Company’s estimated annual effective tax rate differs from the statutory rate of 21.0% primarily due to the recognition of non-cash tax expense resulting from a 2021 Q1 shift in GAAP basis from a non-taxable entity to a taxable entity.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of June 30, 2021, that if recognized, would affect the annual effective tax rate.

Note 18 - Subsequent Events
Acquisition
In July 2021, the Company acquired substantially all the assets, and certain specified liabilities, of AffectLayer Inc. d/b/a Chorus.ai, a leader in conversation intelligence (the “Acquisition”). In connection with this acquisition, the Company has paid aggregate cash consideration, inclusive of $132.0 million relating to certain tax liabilities, of approximately $575.0 million, subject to working capital and other customary adjustments. The Company funded cash payments made at closing with $225.0 million of revolving credit borrowings under the existing First Lien Credit Agreement, and the remainder with cash on hand. The initial accounting of the business combinations is incomplete as of the issuance date of these financial statements. The Company has not yet determined the acquisition date fair value of the assets acquired and liabilities assumed.
Senior Unsecured Notes Offering
In July 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp. (collectively, the “Issuers”), indirect subsidiaries of ZoomInfo Technologies Inc., issued and sold $300.0 million in aggregate principal amount of additional 3.875% senior notes due 2029. The notes were issued under the same indenture as the Issuers’ existing $350.0 million aggregate principal amount of 3.875% senior notes due 2029 (the “Existing Notes”), which were issued in February 2021, and constitute part of the same series as the Existing Notes.
First Lien Credit Agreement Amendment
In July 2021, the Company entered into an amendment (the “Credit Agreement Amendment”) to its existing First Lien Credit Agreement that provided for, among other things, the incurrence of an additional $200.0 million aggregate principal amount of additional term loans under its existing First Lien Credit Agreement.
The net proceeds from the Credit Agreement Amendment were used, together with the net proceeds from the offering (the “Offering”) by the Issuers of $300.0 million aggregate principal amount of 3.875% senior notes due 2029, to (i) repay $225.0 million of outstanding borrowings under the revolving credit facility which were used to pay a portion of the consideration for the Acquisition, and (ii) pay fees and expenses related to the Credit Agreement Amendment, the Offering and the Acquisition, and the remainder is expected to be used for general corporate purposes.

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
Overview
ZoomInfo provides a go-to-market platform that combines intelligence, orchestration, and engagement technologies to deliver insight-driven automation that helps sales, marketing, and recruiting professionals succeed.
Our products allow sales, marketing and recruiting teams to shorten sales cycles and increase win rates by delivering the right message, to the right person, at the right time, in the right way. We do this by delivering timely competitive intelligence and offering services that make reaching prospects fast and easy.
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by our CEO, Henry Schuck. We have grown our company by developing innovative ways of gathering and improving our data and insights, and using intelligent automation to put those insights into action.
Today, our company defines the modern go-to-market technology stack across three distinct layers that build upon each other:
Our Intelligence Layer is the foundation of our data-driven strategies. Our best-in-class data, curated through first- and third-party sources, includes millions of data points such as companies, contacts, intent, hierarchy, location, and financial information.
Our Orchestration Layer stitches together and enriches our data sources. At this stage, our products assign and route data, leads, and insights to the appropriate people. This creates a “living” dataset that remains updated and can be used to power automated business workflows. Our services connect with all major CRM providers.
Our Engagement Layer, which includes services such as Engage, ZI Chat, and Chorus, allows sales, marketing, and recruiting professionals to put our data-driven insights into action by using multiple channels to reach and communicate with prospects and customers.
We generate substantially all of our revenue from sales of subscriptions to our platform. Our subscription fees include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length with over 30% of our ACV being under multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.

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
Recent Developments
Acquisitions
The Company acquired Insent, Inc. in June 2021 for a total purchase consideration of $34.1 million, consisting of $33.0 million in cash consideration and $1.1 million in estimated deferred consideration. The purchase price was primarily comprised of acquired technology and goodwill. The Company has included the financial results of this business in the consolidated financial statements from the date of acquisition. The purchase accounting for this transaction is not yet finalized.
In July 2021, the Company acquired substantially all the assets, and certain specified liabilities, of AffectLayer Inc. d/b/a Chorus.ai, a leader in conversation intelligence. In connection with this acquisition, the Company paid an aggregate cash consideration, inclusive of $132.0 million relating to certain tax liabilities, of approximately $575.0 million, subject to working capital and other customary adjustments. The Company funded cash payments made at closing with $225.0 million of revolving credit borrowings under the existing First Lien Credit Agreement, and the remainder with cash on hand.
Senior Unsecured Notes Offering
In July 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp. (collectively, the “Issuers”), indirect subsidiaries of ZoomInfo Technologies Inc., issued and sold $300.0 million in aggregate principal amount of additional 3.875% senior notes due 2029. The notes were issued under the same indenture as the Issuers’ existing $350.0 million aggregate principal amount of 3.875% senior notes due 2029 (the “Existing Notes”), which were issued in February 2021, and constitute part of the same series as the Existing Notes.
First Lien Credit Agreement Amendment
In July 2021, the Company entered into an amendment (the “Credit Agreement Amendment”) to its existing First Lien Credit Agreement that provided for, among other things, the incurrence of an additional $200.0 million aggregate principal amount of additional term loans under its existing First Lien Credit Agreement.
The net proceeds from the Credit Agreement Amendment were used, together with the net proceeds from the offering (the “Offering”) by the Issuers of $300.0 million aggregate principal amount of 3.875% senior notes due 2029, to (i) repay $225.0 million of outstanding borrowings under the revolving credit facility which were used to pay a portion of the consideration for the Acquisition, and (ii) pay fees and expenses related to the Credit Agreement Amendment, the Offering and the Acquisition, and the remainder is expected to be used for general corporate purposes.
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
To address the safety and health of our employees during the COVID-19 pandemic, in the first quarter of 2020 we temporarily closed all of our offices and enabled our entire workforce to work remotely. These changes remained largely in effect throughout the second quarter of 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected, and are not expected to materially, affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Human Capital” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform. The majority of revenue growth when comparing the three months ended June 30, 2021 to the three months ended June 30, 2020 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory network. We will need to continue to invest in our efficient go-to-market effort to acquire new customers.
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

Our ability to expand relationships with existing customers and deliver additional high-value solutions is demonstrated by our net annual retention rate. We measure our retention rate on an annual basis and define annual net revenue retention as the total ACV generated by our customers and customers of Pre-Acquisition ZI at the end of the year divided by the ACV generated by the same group of customers at the end of the prior year. Our net annual retention rate for the year ended December 31, 2020 was 108%. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of June 30, 2021, we had more than 1,100 customers with over $100,000 in ACV.
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
The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net income (loss)	$24.5	$(77.9)	$(9.4)	$(83.8)
Add (less): Expense (benefit) from income taxes	6.2	8.8	55.9	8.4
Add: Interest expense, net	10.1	25.1	16.6	49.6
Add: Loss on debt extinguishment	—	12.7	5.9	14.9
Add (less): Other expense (income), net(a)	0.1	0.1	(0.1)	—
Income (loss) from operations	40.9	(31.2)	68.9	(10.9)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.4	0.3	1.1	1.7
Add: Amortization of acquired technology	6.8	5.6	13.5	11.2
Add: Amortization of other acquired intangibles	4.8	4.7	9.6	9.3
Add: Equity-based compensation	17.1	64.5	35.2	75.8
Add: Restructuring and transaction-related expenses(c)	2.2	9.5	6.6	12.4
Add: Integration costs and acquisition-related expenses(d)	3.5	1.6	6.9	4.5
Adjusted Operating Income	$75.8	$55.0	$141.9	$104.0
Less: Interest expense, net	(10.1)	(25.1)	(16.6)	(49.6)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	(0.1)	0.1	0.1	—
Add (less): Benefit (expense) from income taxes	(6.2)	(8.8)	(55.9)	(8.4)
Less: Tax impacts of adjustments to net income (loss)	(2.9)	5.9	37.7	1.1
Adjusted Net Income	$56.4	$27.0	$107.1	$47.2
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

(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2021, this expense related primarily to costs incurred related to 2021 acquisitions, as well as accelerated depreciation related to the Company’s anticipated Waltham office relocation. For the three and six months ended June 30, 2020, this expense related primarily to professional fees for the preparation for an initial public offering.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended June 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended June 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the six months ended June 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. For the six months ended June 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Cost of service	$0.6	$0.1	$1.2	$0.2
Sales and marketing	0.5	0.8	1.0	1.8
Research and development	1.9	0.7	3.7	2.4
General and administrative	0.5	—	1.0	0.1
Total integration costs and acquisition-related compensation	$3.5	$1.6	$6.9	$4.5
We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Adjusted Operating Income	$75.8	$55.0	$141.9	$104.0

Revenue	174.0	110.9	327.3	213.1
Impact of fair value adjustments to acquired unearned revenue	0.4	0.3	1.1	1.7
Revenue for adjusted operating margin calculation	$174.4	$111.2	$328.4	$214.8
Adjusted Operating Income Margin	43%	49%	43%	48%
Adjusted Operating Income for the three months ended June 30, 2021 was $75.8 million and represented an Adjusted Operating Income Margin of 43%. Adjusted Operating Income for the three months ended June 30, 2020 was $55.0 million and represented an Adjusted Operating Income Margin of 49%. The increase of $20.8 million, or 38%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 43% in the three months ended June 30, 2021 from 49% in the three months ended June 30, 2020 due to incremental sales and marketing expenses related to signing new customers and retaining and upselling existing customers, and general and administration costs to support incremental public company related requirements.
Adjusted Operating Income for the six months ended June 30, 2021 was $141.9 million and represented an Adjusted Operating Income Margin of 43%. Adjusted Operating Income for the six months ended June 30, 2020 was $104.0 million and represented an Adjusted Operating Income Margin of 48%. The increase of $37.9 million, or 36%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 43% in the six months ended June 30, 2021 from 48% in the six months ended June 30, 2020 due to incremental sales and marketing expenses related to signing new customers and retaining and upselling existing customers, and general and administration costs to support incremental public company related requirements.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Net income (loss)	$24.5	$(77.9)	$(9.4)	$(83.8)
Add (less): Expense (benefit) from income taxes	6.2	8.8	55.9	8.4
Add: Interest expense, net	10.1	25.1	16.6	49.6
Add: Loss on debt extinguishment	—	12.7	5.9	14.9
Add: Depreciation	3.5	2.1	7.5	4.0
Add: Amortization of acquired technology	6.8	5.6	13.5	11.2
Add: Amortization of other acquired intangibles	4.8	4.7	9.6	9.3
EBITDA	55.9	(18.9)	99.6	13.6
Add (less): Other expense (income), net(a)	0.1	0.1	(0.1)	—
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.4	0.3	1.1	1.7
Add: Equity-based compensation expense	17.1	64.5	35.2	75.8
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	1.4	9.5	4.6	12.4
Add: Integration costs and acquisition-related expenses(d)	3.5	1.6	6.9	4.5
Adjusted EBITDA	$78.5	$57.1	$147.3	$108.0
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2021, this expense related primarily to costs incurred related to 2021 acquisitions, and impairment charges related to the Company’s anticipated Waltham office relocation. For the three and six months ended June 30, 2020, this expense related primarily to professional fees for the preparation for an initial public offering.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended June 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended June 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the six months ended June 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. For the six months ended June 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Cost of service	$0.6	$0.1	$1.2	$0.2
Sales and marketing	0.5	0.8	1.0	1.8
Research and development	1.9	0.7	3.7	2.4
General and administrative	0.5	—	1.0	0.1
Total integration costs and acquisition-related compensation	$3.5	$1.6	$6.9	$4.5
Adjusted EBITDA for the three months ended June 30, 2021 was $78.5 million, an increase of $21.4 million, or 37%, relative to the three months ended June 30, 2020. This increase was driven primarily from the growth in revenue and additional customers in 2021 and 2020.
Adjusted EBITDA for the six months ended June 30, 2021 was $147.3 million, an increase of $39.3 million, or 36%, relative to the six months ended June 30, 2020. This increase was driven primarily from the growth in revenue and additional customers in 2021 and 2020.
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
Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include Clickagy in October 2020, EverString in November 2020, and Insent, Inc. in June 2021. Purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date, including unearned revenue. Revenue from contracts that are impacted by the estimate of fair value of the unearned revenue upon acquisition will be recorded based on the fair value until such contract is terminated or renewed, which will differ from the receipts received by the acquired company allocated over the service period for the same reporting periods.
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
We anticipate that interest expense will increase in the future driven by our incremental debt raise in July 2021, and could further be impacted by changes in variable interest rates or the issuance of additional debt.

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

Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Revenue	$174.0	$110.9	$327.3	$213.1

Cost of service:
Cost of service(1)	23.5	28.2	44.9	43.0
Amortization of acquired technology	6.8	5.6	13.5	11.2
Gross profit	143.7	77.1	268.9	158.9

Operating expenses:
Sales and marketing(1)	49.9	59.5	98.7	93.6
Research and development(1)	24.0	16.4	44.4	26.3
General and administrative(1)	21.9	18.2	40.7	28.2
Amortization of other acquired intangibles	4.8	4.7	9.6	9.3
Restructuring and transaction related expenses	2.2	9.5	6.6	12.4
Total operating expenses	102.8	108.3	200.0	169.8
Income (loss) from operations	40.9	(31.2)	68.9	(10.9)

Interest expense, net	10.1	25.1	16.6	49.6
Loss on debt extinguishment	—	12.7	5.9	14.9
Other (income) expense, net	0.1	0.1	(0.1)	—
Income (loss) before income taxes	30.7	(69.1)	46.5	(75.4)
Income tax expense (benefit)	6.2	8.8	55.9	8.4
Net income (loss)	24.5	(77.9)	(9.4)	(83.8)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	0.8	—	(5.1)
Less: Net income (loss) attributable to noncontrolling interests	15.2	(44.3)	(21.9)	(44.3)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$9.3	$(34.4)	$12.5	$(34.4)
__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2021	2020	2021	2020
Cost of service	$3.2	$15.3	$6.7	$17.0
Sales and marketing	7.2	32.0	15.6	38.4
Research and development	3.2	8.5	5.8	10.1
General and administrative	3.5	8.7	7.1	10.3
Total equity-based compensation expense	$17.1	$64.5	$35.2	$75.8

Three Months Ended June 30, 2021 and Three Months Ended June 30, 2020
Revenue. Revenue was $174.0 million for the three months ended June 30, 2021, an increase of $63.1 million, or 57%, as compared to $110.9 million for the three months ended June 30, 2020. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Products acquired within the last 12 months contributed $3.6 million for the three months ended June 30, 2021.
Cost of Service. Cost of service was $30.3 million for the three months ended June 30, 2021, a decrease of $3.5 million, or 10%, as compared to $33.8 million for the three months ended June 30, 2020. The decrease was primarily due to non-recurring equity-based compensation expense in the prior year triggered by the IPO, offset by current year increased payroll and equity-based compensation costs associated with additional headcount, increased hosting expense to support new and growing customers, and increased amortization of acquired technology related to acquisitions.
Operating Expenses. Operating expenses were $102.8 million for the three months ended June 30, 2021, a decrease of $5.5 million, or 5%, as compared to $108.3 million for the three months ended June 30, 2020. Excluding equity-based compensation expenses, operating expenses were $88.9 million for the three months ended June 30, 2021, an increase of $29.8 million, or 50%, as compared to $59.1 million for the three months ended June 30, 2020. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $15.2 million, or 55%, to $42.7 million for the three months ended June 30, 2021, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding equity-based compensation) of $12.9 million, or 163%, to $20.8 million for the three months ended June 30, 2021, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services;
•an increase in general and administrative expense (excluding equity-based compensation) of $8.9 million, or 94%, to $18.4 million for the three months ended June 30, 2021, due primarily to additional professional services and corporate insurance costs related to operating as a public company, as well as additional headcount and related salaries and benefits expenses to support the larger organization; and
•restructuring and transaction-related expense of $2.2 million for the three months ended June 30, 2021, primarily due to costs incurred related to 2021 acquisitions, as well as accelerated depreciation related to the Company’s anticipated Waltham office relocation. This represented a decrease of $7.3 million, or 77%, as compared to expense of $9.5 million for the three months ended June 30, 2020, which largely represented IPO-related expenses.
Interest Expense, Net. Interest expense, net was $10.1 million for the three months ended June 30, 2021, a decrease of $15.0 million, or 60%, as compared to $25.1 million for the three months ended June 30, 2020. The decrease was primarily due to interest savings as a result of repayment of the second lien debt and $100.0 million first lien debt principal repayment in June 2020, and the debt repricing in February 2021.
Income Tax Expense (Benefit). Expense from income taxes for the three months ended June 30, 2021 was $6.2 million, representing an effective tax rate of 20.2%, as compared to expense from income taxes of $8.8 million for the three months ended June 30, 2020, representing an effective tax rate of (12.7)%. The increase in the effective tax rate was primarily due to the ratio of non-deductible stock compensation expense to pre-tax book income.

Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020
Revenue. Revenue was $327.3 million for the six months ended June 30, 2021, an increase of $114.2 million, or 54%, as compared to $213.1 million for the six months ended June 30, 2020. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Products acquired within the last 12 months contributed $7.0 million for the six months ended June 30, 2021.
Cost of Service. Cost of service was $58.4 million for the six months ended June 30, 2021, an increase of $4.2 million, or 8%, as compared to $54.2 million for the six months ended June 30, 2020. The increase was primarily due to increased payroll and equity-based compensation costs associated with additional headcount, increased amortization of acquired technology related to prior year acquisitions, and increased hosting expense to support new and growing customers, partially offset by non-recurring equity-based compensation expense in the prior year triggered by the IPO.
Operating Expenses. Operating expenses were $200.0 million for the six months ended June 30, 2021, an increase of $30.2 million, or 18%, as compared to $169.8 million for the six months ended June 30, 2020. Excluding equity-based compensation expenses, operating expenses were $171.5 million for the six months ended June 30, 2021, an increase of $60.5 million, or 55%, as compared to $111.0 million for the six months ended June 30, 2020. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $27.9 million, or 51%, to $83.1 million for the six months ended June 30, 2021, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding equity-based compensation) of $22.4 million, or 138%, to $38.6 million for the six months ended June 30, 2021, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services;
•an increase in general and administrative expense (excluding equity-based compensation) of $15.7 million, or 88%, to $33.6 million for the six months ended June 30, 2021, due primarily to additional professional services and corporate insurance costs related to operating as a public company, as well as additional headcount and related salaries and benefits expenses to support the larger organization; and
•restructuring and transaction-related expense of $6.6 million for the six months ended June 30, 2021, primarily due to impairment and accelerated depreciation related to the Company’s anticipated Waltham office relocation, and costs incurred related to 2021 acquisitions. This represented a decrease of $5.8 million, or 47%, as compared to expense of $12.4 million for the six months ended June 30, 2020, which largely represented IPO costs and Komiko contingent consideration remeasurement.
Interest Expense, Net. Interest expense, net was $16.6 million for the six months ended June 30, 2021, a decrease of $33.0 million, or 67%, as compared to $49.6 million for the six months ended June 30, 2020. The decrease was primarily due to interest savings as a result of repayment of the second lien debt and $100.0 million first lien debt principal repayment in June 2020, and the debt repricing in February 2021.
Income Tax Expense (Benefit). Expense from income taxes for the six months ended June 30, 2021 was $55.9 million, representing an effective tax rate of 120.2%, as compared to expense from income taxes of $8.4 million for the six months ended June 30, 2020, representing an effective tax rate of (11.1)%. The increase in the effective tax rate was primarily due to the recognition of non-cash tax expense in Q1 2021 primarily allocable to non-controlling interests resulting from a shift in GAAP basis from a non-taxable entity to a taxable entity.

Liquidity and Capital Resources
As of June 30, 2021, we had $332.9 million of cash and cash equivalents, $66.8 million of short-term investments, and $250.0 million available under our undrawn first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included in the Condensed Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2021, we had unearned revenue of $276.0 million, of which $274.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
After the consummation of the Reorganization Transactions, ZoomInfo Technologies Inc. became a holding company with no material assets other than its ownership of HoldCo Units, and ZoomInfo HoldCo became a holding company with no material assets other than its ownership of ZoomInfo OpCo Units. ZoomInfo Technologies Inc. has no independent means of generating revenue. The limited liability company agreement of ZoomInfo OpCo provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. The manager of ZoomInfo HoldCo has broad discretion to make distributions out of ZoomInfo HoldCo. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that the manager of ZoomInfo HoldCo would cause ZoomInfo HoldCo to cause ZoomInfo OpCo to make distributions to ZoomInfo HoldCo, which in turn will make distributions to ZoomInfo Technologies Inc., in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements contain covenants that may restrict ZoomInfo OpCo and its subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo HoldCo and ZoomInfo OpCo are generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo HoldCo or ZoomInfo OpCo (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo OpCo are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo OpCo. See “Risk Factors - Risks Related to Our Organizational Structure” in Part I, Item 1A of our 2020 Form 10-K.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
($ in millions)	2021	2020
Net cash provided by (used in) operating activities	$181.6	$53.6
Net cash provided by (used in) investing activities	(79.0)	(8.2)
Net cash provided by (used in) financing activities	(39.0)	172.3
Net increase (decrease) in cash and cash equivalents and restricted cash	$63.6	$217.7
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $181.6 million for the six months ended June 30, 2021 as a result of a net loss of $9.4 million, adjusted by non-cash charges of $144.3 million and the change in our operating assets net of operating liabilities of $46.7 million. The non-cash charges are primarily comprised of a decrease in deferred tax assets net of deferred tax liabilities of $48.1 million, equity-based compensation of $35.2 million, depreciation and amortization of $30.6 million, and amortization of deferred commission costs of $18.5 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $53.3 million, an increase in accounts payable of $12.1 million, and a decrease in accounts receivable of $7.8 million, partially offset by an increase in deferred costs and other assets of $22.1 million.
Net cash provided by operations was $53.6 million for the six months ended June 30, 2020 as a result of a net loss of $83.8 million, adjusted by non-cash charges of $134.3 million and the change in our operating assets net of operating liabilities of $3.1 million. The non-cash charges were primarily comprised of depreciation and amortization of $24.5 million, equity-based compensation of $75.8 million, loss on early extinguishment of debt of $14.9 million, and amortization of deferred commission costs of $11.1 million, and a decrease in deferred tax assets net of deferred tax liabilities of $3.2 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $12.9 million and an increase in accrued expenses and other liabilities of $3.4 million, partially offset by an increase in deferred costs and other assets of $14.5 million.
Restructuring and transaction-related cash costs for the six months ended June 30, 2021 primarily related to the settlement of accrued accretion on the Pre-Acquisition ZI deferred consideration balance, which is not expected to recur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the six months ended June 30, 2021, and 2020, we incurred the following cash expenditures:

	Six Months Ended June 30,
($ in millions)	2021	2020
Cash interest expense	$12.3	$47.1
Restructuring and transaction-related expenses paid in cash(a)	$3.8	$9.2
Integration costs and acquisition-related compensation paid in cash(b)	$2.6	$5.5
$12.3
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the six months ended June 30, 2021, these payments related primarily to settlement of accrued accretion on the Pre-Acquisition ZI deferred consideration balance. For the six months ended June 30, 2020, these payments related primarily to the IPO, including professional fees, severance and acceleration of payments for terminated employees, and deferred consideration.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the six months ended June 30, 2021, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the six months ended June 30, 2020, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI.

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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the six months ended June 30, 2021 was $79.0 million, consisting of purchases of short-term investments of $119.8 million, cash paid for acquisitions of $31.8 million, and purchases of property and equipment and other assets of $11.0 million, partially offset by maturities of short-term investments of $41.5 million and proceeds from sales of short-term investments of $42.1 million.
Cash used in investing activities for the six months ended June 30, 2020 was $8.2 million, consisting of purchases of property and equipment and other assets.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash Flows from (used in) Financing Activities
Cash used in financing activities for the six months ended June 30, 2021 was $39.0 million, primarily comprised of payments on long-term debt of $356.4 million, tax distributions to equity partners of $15.3 million, payments of deferred consideration of $9.4 million, and payments of debt issuance and modification costs of $5.8 million, partially offset by proceeds from debt of $350.0 million.
Cash provided by financing activities for the six months ended June 30, 2020 was $172.3 million, consisting of the IPO proceeds, net of underwriter discount, of $1,019.6 million, partially offset by the redemption of Series A Preferred Units of $274.2 million, payments on long-term debt of $510.9 million, purchase of OpCo Units from Pre-IPO Unitholders for $47.2 million, payments of deferred consideration of $24.0 million, the payment of debt issuance costs of $7.2 million, and distributions to equity partners of $6.8 million.
Refer to Note 8 of our consolidated financial statements for additional information related to each of our borrowings.
Debt Obligations
As of June 30, 2021, the aggregate remaining balance of $400.0 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026. As of June 30, 2021, the aggregate remaining balance of $350.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans. The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.00% to 2.25% for LIBOR Based Loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 3.5% and 4.3% as of June 30, 2021 and December 31, 2020, respectively.

Our total net leverage ratio is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended June 30, 2021 was $274.0 million. Our total net leverage ratio as of June 30, 2021 was 1.3x.
Our consolidated first lien net leverage ratio is defined in our First Lien Credit Agreement as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended June 30, 2021 was $372.3 million. Our consolidated first lien net leverage ratio as of June 30, 2021 was 0.0x.

Trailing Twelve Months as of
(in millions)	June 30, 2021
Net income (loss)	$38.0
Add (less): Expense (benefit) from income taxes	52.2
Add: Interest expense, net	36.3
Add: Loss on debt extinguishment	5.9
Add: Depreciation	12.3
Add: Amortization of acquired technology	25.6
Add: Amortization of other acquired intangibles	19.0
EBITDA	189.3
Add (less): Other expense (income), net(a)	(15.5)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	2.0
Add: Equity-based compensation expense	80.9
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	5.9
Add: Integration costs and acquisition-related expenses(d)	11.4
Adjusted EBITDA	274.0
Add: Unearned revenue adjustment	99.0
Add: Pro forma cost savings	—
Add (less): Cash rent adjustment	(1.6)
Add (less): Other lender adjustments	0.9
Cash EBITDA	$372.3
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended June 30, 2021, this expense related primarily to deferred acquisition cost revaluations.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the trailing twelve months ended June 30, 2021, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Trailing Twelve Months as of
(in millions)	June 30, 2021
Cost of service	$1.3
Sales and marketing	2.7
Research and development	5.4
General and administrative	1.9
Total integration costs and acquisition-related compensation	$11.4
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
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Class A common stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Technologies Inc. may make under the tax receivable agreements will be substantial. As of June 30, 2021, the Company had a liability of $551.4 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo units exchanged. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. See Note 16 in our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Contractual Obligations and Commitments
As of June 30, 2021, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $60.1 million. Refer to Note 14 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Except as set forth above and in Note 11 - Commitments and Contingencies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in the contractual obligations and commitments disclosed in our Annual Report on 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2021, there were no “off-balance sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on LIBOR. As of June 30, 2021, the total principal balance outstanding was $400.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). We have interest rate exposure with respect to $50.0 million of variable-rate debt through April of 2022, representing the nominal portion of the First Lien Term Loan that is not currently designated in a hedging relationship. Based on the outstanding balances and interest rates of our First Lien Term Loan as of June 30, 2021, a hypothetical 1% relative increase or decrease in our effective interest rate would cause a corresponding increase and decrease in interest expense of approximately $0.4 million and $0.1 million over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of June 30, 2021, $500.0 million of the notional amount of the interest rate cap contract and $100.0 million of the notional amount of one of the forward-starting interest rate swap contracts are not designated as accounting hedges. Future fair value adjustments on these dedesignated instruments are recorded in Interest expense, net in the Consolidated Statement of Operations. A hypothetical 1% relative increase or decrease in interest rates would cause a corresponding decrease and increase in interest expense of $6.6 million and $3.9 million, respectively, due to changes in the fair value of these instruments.
Foreign Currency Exchange Rate Risk
To date, our sales contracts have primarily been denominated in U.S. dollars. We have one foreign entity established in Israel. The functional currency of this foreign subsidiary is the U.S. dollar. Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to non-operating income (loss). As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.2
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
(Principal Financial Officer and Authorized Signatory)
Date: August 02, 2021