Form 10-Q
period 2021-09-30
ZoomInfo Technologies Inc.
filed 2021-11-01
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-39310

ZoomInfo Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-3037521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Broadway Street, Suite 900
Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)
(800) 914-1220
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	ZI	The Nasdaq Stock Market LLC

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

As of October 25, 2021, the number of outstanding shares of the registrant's common stock was:
375,392,534 shares of Class A common stock.
22,338,777 shares of Class B common stock.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

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
•“Class A Common Stock Option” refers to an Award granted under Section 7 of the 2020 Omnibus Incentive Plan.
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
•“Restricted Stock” refers to Common Stock, subject to certain specified restrictions (which may include, without limitation, a requirement that the Participant remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan.
•“Restricted Stock Unit” refers to an unfunded and unsecured promise to deliver shares of Common Stock, cash, other securities or other property, subject to certain restrictions (which may include, without limitation, a requirement that the Participant remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan.
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$196.8	$269.8
Short-term investments	36.5	30.6
Restricted cash, current	—	1.2
Accounts receivable	115.1	121.2
Prepaid expenses and other current assets	56.2	14.3
Income tax receivable	4.1	2.4
Total current assets	408.7	439.5

Property and equipment, net	38.7	31.0
Operating lease right-of-use assets, net	62.1	32.0
Intangible assets, net	447.3	365.7
Goodwill	1,575.4	1,000.1
Deferred tax assets	4,006.0	415.7
Deferred costs and other assets, net of current portion	64.1	43.4
Restricted cash, non-current	5.8	—
Total assets	$6,608.1	$2,327.4

Liabilities, Temporary, and Permanent Equity (Deficit)
Current liabilities:
Accounts payable	$24.9	$8.6
Accrued expenses and other current liabilities	77.6	81.5
Unearned revenue, current portion	285.6	221.3
Income taxes payable	5.5	3.4
Current portion of tax receivable agreements liability	6.2	—
Current portion of operating lease liabilities	8.1	6.0
Total current liabilities	407.9	320.8

Unearned revenue, net of current portion	2.3	1.4
Tax receivable agreements liability, net of current portion	3,059.6	271.0
Operating lease liabilities, net of current portion	63.2	33.6
Long-term debt, net of current portion	1,232.2	744.9
Deferred tax liabilities	1.2	8.3
Other long-term liabilities	7.0	7.8
Total liabilities	4,773.4	1,387.8

Commitments and Contingencies (Note 11)

Permanent Equity (Deficit)
Class A common stock, par value $0.01	3.7	0.9
Class B common stock, par value $0.01	0.2	2.2
Class C common stock, par value $0.01	—	0.9
Additional paid-in capital	1,808.9	505.2
Accumulated other comprehensive income (loss)	4.3	(2.4)
Retained Earnings	(32.1)	(4.0)
Noncontrolling interests	49.7	436.8
Total equity (deficit)	1,834.7	939.6

Total liabilities, temporary, and permanent equity (deficit)	$6,608.1	$2,327.4
________________
(*) The Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$197.6	$123.4	$524.9	$336.5
Cost of service:
Cost of service(1)	27.2	21.2	72.1	64.2
Amortization of acquired technology	10.7	5.5	24.2	16.7
Gross profit	159.7	96.7	428.6	255.6
Operating expenses:
Sales and marketing(1)	65.3	46.1	164.0	139.7
Research and development(1)	34.4	10.6	78.8	36.9
General and administrative(1)	23.4	17.1	64.1	45.3
Amortization of other acquired intangibles	5.4	4.6	15.0	13.9
Restructuring and transaction-related expenses	11.0	(0.1)	17.6	12.3
Total operating expenses	139.5	78.3	339.5	248.1
Income (loss) from operations	20.2	18.4	89.1	7.5
Interest expense, net	13.9	9.7	30.5	59.3
Loss on debt modification and extinguishment	1.8	—	7.7	14.9
Other (income) expense, net	(0.1)	(3.8)	(0.2)	(3.8)
Income (loss) before income taxes	4.6	12.5	51.1	(62.9)
Income tax expense (benefit)	45.5	1.4	101.4	9.8
Net income (loss)	(40.9)	11.1	(50.3)	(72.7)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	—	—	(5.1)
Less: Net income (loss) attributable to noncontrolling interests	(0.3)	6.2	(22.2)	(38.1)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(40.6)	$4.9	$(28.1)	$(29.5)

Net income (loss) per share of Class A and Class C common stock:
Basic	$(0.15)	$0.03	$(0.13)	$(0.26)
Diluted	$(0.15)	$0.02	$(0.13)	$(0.26)
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of service	$2.8	$6.8	$9.5	$23.8
Sales and marketing	9.5	15.2	25.1	53.6
Research and development	7.4	1.8	13.2	11.9
General and administrative	4.8	4.6	11.9	14.9
Total equity-based compensation expense	$24.5	$28.4	$59.7	$104.2

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$(40.9)	$11.1	$(50.3)	$(72.7)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	1.5	(1.5)	8.6	(11.1)
Realized loss on settlement of cash flow hedges	1.5	1.7	4.5	4.0
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.1	—	0.2	3.0
Other comprehensive income (loss) before tax	3.1	0.2	13.3	(4.1)
Tax effect	(0.8)	—	(2.1)	—
Other comprehensive income (loss), net of tax	2.3	0.2	11.2	(4.1)
Comprehensive income (loss)	(38.6)	11.3	(39.1)	(76.8)
Less: Comprehensive income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	—	—	(12.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.4)	6.3	(16.9)	(35.7)
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$(38.2)	$5.0	$(22.2)	$(28.3)

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited)

	ZoomInfo Technologies Inc. Stockholders' Equity
	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2020	87,697,381	216,652,704	86,123,230	$0.9	$2.2	$0.9	$505.2	$(4.0)	$(2.4)	$436.8	$939.6
Effect of LLC Unit Exchanges	14,500,582	(9,776,683)	(3,869,894)	0.1	(0.1)	(0.1)	37.2	—	—	(20.1)	17.0
Issuance of Class A common stock upon vesting of RSUs	20,439	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(30,936)	—	—	—	—	—	(1.6)	—	—	—	(1.6)
Exercise of stock options	24,758	—	—	—	—	—	0.5	—	—	—	0.5
Forfeitures / cancellations	—	(7,852)	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	3.2	—	(37.1)	(33.9)
Other comprehensive income	—	—	—	—	—	—	—	—	4.0	6.2	10.2
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Equity-based compensation	—	—	—	—	—	—	8.3	—	—	9.8	18.1
Balance at March 31, 2021	102,212,224	206,868,169	82,253,336	$1.0	$2.1	$0.8	$549.6	$(0.8)	$1.6	$392.6	$946.9
Effect of LLC Unit Exchanges	19,514,930	(15,259,859)	(4,040,025)	0.2	(0.2)	—	45.1	—	0.1	(31.1)	14.1
Issuance of Class A common stock upon vesting of RSUs	123,729	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(14,333)	—	—	—	—	—	(0.6)	—	—	—	(0.6)
Exercise of stock options	11,056	—	—	—	—	—	0.2	—	—	—	0.2
Forfeitures / cancellations	—	(32,424)	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	9.3	—	15.2	24.5
Other comprehensive income	—	—	—	—	—	—	—	—	(0.5)	(0.8)	(1.3)
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	(9.2)	(9.2)
Equity-based compensation	—	—	—	—	—	—	8.4	—	—	8.7	17.1
Balance at June 30, 2021	121,847,606	191,575,886	78,213,311	$1.2	$1.9	$0.8	$602.7	$8.5	$1.2	$375.4	$991.7
Effect of LLC Unit Exchanges	252,796,919	(168,693,583)	(78,213,311)	2.5	(1.7)	(0.8)	1,222.5	—	0.7	(362.7)	860.5
Effect of reorganization transaction	—	—	—	—	—	—	(27.8)	—	—	27.8	—
Issuance of Class A common stock upon vesting of RSUs	147,368	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(68,803)	—	—	—	—	—	(4.3)	—	—	—	(4.3)
Exercise of stock options	28,705	—	—	—	—	—	0.6	—	—	—	0.6
Forfeitures / cancellations	—	(3,281)	—	—	—	—	—	—	—	—	—
Registered offering costs	—	—	—	—	—	—	(1.6)	—	—	—	(1.6)
Net income (loss)	—	—	—	—	—	—	—	(40.6)	—	(0.3)	(40.9)
Other comprehensive income	—	—	—	—	—	—	—	—	2.4	(0.1)	2.3
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	1.9	1.9
Equity-based compensation	—	—	—	—	—	—	16.8	—	—	7.7	24.5
Balance at September 30, 2021	374,751,795	22,879,022	—	$3.7	$0.2	$—	$1,808.9	$(32.1)	$4.3	$49.7	$1,834.7

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited) (continued)

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2019	$(207.8)	—	—	—	$—	$—	$—	$—	$—	$(6.0)	$—	$(213.8)
Net income (loss)	(5.9)	—	—	—	—	—	—	—	—	—	—	(5.9)
Member distributions	(5.0)	—	—	—	—	—	—	—	—	—	—	(5.0)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(6.7)	—	(6.7)
Equity-based compensation	11.3	—	—	—	—	—	—	—	—	—	—	11.3
Balance at March 31, 2020	$(207.4)	—	—	—	$—	$—	$—	$—	$—	$(12.7)	$—	$(220.1)
Net income (loss) prior to Reorganization Transactions	0.8	—	—	—	—	—	—	—	—	—	—	0.8
Other comprehensive loss prior to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	(1.0)	—	(1.0)
Member distributions prior to Reorganization Transactions	(1.8)	—	—	—	—	—	—	—	—	—	—	(1.8)
Equity-based compensation prior to Reorganization Transactions	4.5	—	—	—	—	—	—	—	—	—	—	4.5
Impacts of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	203.9	—	242,414,027	98,381,656	—	2.4	1.0	(628.1)	—	8.4	412.4	—
Issuance of Class A common stock in IPO, net of costs	—	48,528,783	—	—	0.5	—	—	1,016.1	—	—	—	1,016.6
Purchases of ZoomInfo OpCo Units in connection with IPO	—	2,370,948	(2,370,948)	—	—	—	—	(47.2)	—	—	—	(47.2)
Purchases of Class C units in connection with IPO	—	275,269	—	(275,269)	—	—	—	(5.5)	—	—	—	(5.5)
Opco Units exchanged into Class A shares	—	878,984	(878,984)	—	—	—	—	—	—	—	—	—
Forfeitures / cancellations	—	(59,693)	(10,882)	—	—	—	—	—	—	—	—	—
Series A Preferred Unit redemption accretion	—	—	—	—	—	—	—	(74.0)	—	—	—	(74.0)
Increase in deferred tax asset from step-up in tax basis under TRA related to unit exchanges (as revised)(1)	—	—	—	—	—	—	—	107.2	—	1.4	42.9	151.5
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(34.4)	—	(44.3)	(78.7)
Other comprehensive loss subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1.1	2.3	3.4
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	23.1	—	—	36.9	60.0
Balance at June 30, 2020 (as revised)(1)	$—	51,994,291	239,153,213	98,106,387	$0.5	$2.4	$1.0	$391.6	$(34.4)	$(2.8)	$450.2	$808.5

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited) (continued)

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity

Exchanges	—	17,179,135	(10,655,101)	(6,524,034)	0.2	(0.1)	(0.1)	19.3	—	(0.2)	(19.1)	—
Forfeitures / cancellations	—	—	(6,511)	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	4.9	—	6.2	11.1
Other comprehensive income	—	—	—	—	—	—	—	—	—	0.1	0.1	0.2
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	(7.2)	(7.2)
Equity-based compensation	—	—	—	—	—	—	—	11.7	—	—	16.7	28.4
Tax receivable agreement adjustments	—	—	—	—	—	—	—	4.7	—	—	—	4.7
Balance at September 30, 2020 (as revised)(1)	$—	69,173,426	228,491,601	91,582,353	$0.7	$2.3	$0.9	$427.3	$(29.5)	$(2.9)	$446.9	$845.7
________________
(1)In connection with the preparation of its financial statements, the Company determined that the Condensed Consolidated Balance Sheet as of June 30, 2020 and the Consolidated Statement of Changes in Equity for the six months ended June 30, 2020 contained an immaterial error related to the calculation of the tax receivable agreement liability and deferred tax assets and liabilities. While the impact of the error was not material to the previously issued financial statements taken as a whole, the Company has revised the Consolidated Statement of Changes in Equity for the six months ended June 30, 2020 in the accompanying financial statements to correct the error. The impacts of the error correction to the previously issued Condensed Consolidated Balance Sheet as of June 30, 2020 are as follows: a decrease to Deferred tax assets of $0.2 million; a decrease to Tax receivable agreements liability, net of current portion of $21.2 million; a decrease to Deferred tax liabilities of $4.2 million; and an increase to Additional paid-in capital of $25.2 million. September 30, 2020 balances have been updated accordingly.

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(50.3)	$(72.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49.6	37.0
Amortization of debt discounts and issuance costs	1.8	3.2
Amortization of deferred commissions costs	29.3	17.5
Asset impairments	2.7	—
Loss on debt modification and extinguishment	7.7	14.9
Deferred consideration valuation adjustments	0.2	1.2
Equity-based compensation expense	59.7	104.2
Deferred income taxes	84.5	4.5
Tax receivable agreement remeasurement	(0.3)	(3.9)
Provision for bad debt expense	3.1	1.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7.2	(4.6)
Prepaid expenses and other current assets	(5.7)	(2.7)
Deferred costs and other assets, net of current portion	(33.5)	(22.3)
Income tax receivable	(1.6)	(0.2)
Accounts payable	11.8	1.8
Accrued expenses and other liabilities	6.9	6.9
Unearned revenue	55.0	16.8
Net cash provided by (used in) operating activities	228.1	102.7

Cash flows from investing activities:
Purchases of short-term investments	(119.8)	—
Maturities of short-term investments	52.0	—
Proceeds from sales of short-term investments	61.7	—
Purchases of property and equipment and other assets	(15.8)	(11.8)
Cash paid for acquisitions, net of cash acquired	(717.5)	—
Net cash provided by (used in) investing activities	(739.4)	(11.8)

Cash flows from financing activities:
Payments of deferred consideration	(9.4)	(24.7)
Proceeds from debt	1,071.8	35.0
Repayment of debt	(581.4)	(510.9)
Payments of debt issuance and modification costs	(11.4)	(1.0)
Proceeds from exercise of stock options	1.4	—
Taxes paid related to net share settlement of equity awards	(7.2)	—
Repurchase outstanding equity / member units	—	(332.4)
Proceeds from equity offering, net of underwriting discounts	—	1,023.7
Payments of equity issuance costs	(1.0)	(7.2)
Tax distributions	(19.9)	(9.9)
Net cash provided by (used in) financing activities	442.9	172.6

Net increase (decrease) in cash, cash equivalents, and restricted cash	(68.4)	263.5
Cash, cash equivalents, and restricted cash at beginning of period	271.0	42.5
Cash, cash equivalents, and restricted cash at end of period	$202.6	$306.0

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	196.8	304.9
Restricted cash, current	—	1.1
Restricted cash, non-current	5.8	—
Total cash, cash equivalents, and restricted cash	$202.6	$306.0

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Nine Months Ended September 30,
	2021	2020

Supplemental disclosures of cash flow information
Interest paid in cash	$26.3	$56.8
Cash paid for taxes	$15.6	$0.8

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$3.0	$—
Estimated business combination consideration receivable (see Note 4)	$33.9	$—

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
The Company headquarters are located in Vancouver, WA, and we operate in eleven offices throughout the U.S. and two offices in Israel.
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
In August 2021, the Company completed a series of reorganization transactions to simplify its corporate structure, including the distribution of shares of common stock of RKSI Acquisition Corp (“RKSI”) from ZoomInfo Holdings LLC to ZoomInfo HoldCo, the merger of RKSI with and into ZoomInfo HoldCo with ZoomInfo HoldCo surviving, and the merger of ZoomInfo HoldCo with and into the Company with the Company surviving. Prior to the consummation of the HoldCo Merger, all holders of HoldCo Units (other than the Company) exchanged their HoldCo Units and paired shares of Class B common stock of the Company for shares of Class A common stock of the Company pursuant to the terms of the limited liability company agreement of HoldCo.
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
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2021 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of September 30, 2021, and results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the audited consolidated balance sheets of the Company but does not contain all of the footnote disclosures from those annual financial statements. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.

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
ZoomInfo Technologies Inc. operates and has the power to control all of the businesses and affairs of, ZoomInfo OpCo. ZoomInfo Technologies Inc. has the obligation to absorb losses of, and receive benefits from, ZoomInfo OpCo, that could be significant. We determined that, as a result of the Reorganization Transactions described above, ZoomInfo OpCo is a VIE. Further, ZoomInfo Technologies Inc. has no contractual requirement to provide financial support to ZoomInfo OpCo and, for the nine months ended September 30, 2021, ZoomInfo Technologies Inc. did not provide support to ZoomInfo OpCo. Accordingly, ZoomInfo Technologies Inc. is considered the primary beneficiary and consolidates ZoomInfo OpCo in the Company’s consolidated financial statements.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2021 and 2020, or accounted for more than 10% of accounts receivable as of September 30, 2021 and December 31, 2020. Net assets located outside of the United States were immaterial as of September 30, 2021 and December 31, 2020.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for doubtful accounts and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for doubtful accounts considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for doubtful accounts is immaterial as of September 30, 2021 and December 31, 2020.
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
Commissions payable at September 30, 2021 were $24.6 million, of which the current portion of $22.5 million was included in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, and the long-term portion of $2.1 million was included in Other long-term liabilities in our Condensed Consolidated Balance Sheets. Commissions payable at December 31, 2020 were $25.6 million, of which the current portion of $23.3 million was included in Accrued expenses and other current liabilities in our Condensed Consolidated Balance Sheets, and the long-term portion of $2.3 million was included in Other long-term liabilities in our Condensed Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $7.1 million and $15.7 million were recorded for the three and nine months ended September 30, 2021. Advertising expenses of $3.4 million and $8.9 million were recorded for the three and nine months ended September 30, 2020. Advertising expenses are included in Sales and marketing on the Consolidated Statements of Operations.
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
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three and nine month periods ended September 30, 2021 and 2020.

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
We do not have any finance leases. Operating leases are recorded in our Condensed Consolidated Balance Sheets. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the fixed minimum remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rates implicit in our leases are not readily determinable, we use our incremental borrowing rate as the discount rate for each respective lease, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Some leases include options to extend or options to terminate the lease prior to the stated lease expiration. Optional periods to extend a lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised (or not exercised in the case of termination options). Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance and related taxes for our facilities leases, as a single lease component. Short term leases, defined as leases having an original lease term less than or equal to one year, are excluded from our right-of-use assets and liabilities.
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
Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. To the extent that the debt is outstanding, these amounts are reflected in the consolidated balance sheets as direct deductions from a combination of current and long-term portions of debt. Upon a refinancing or amendment, previously-capitalized debt issuance costs are expensed and included in Loss on debt modification and extinguishment, if the Company determines that there has been a substantial modification of the related debt. If the Company determines that there has not been a substantial modification of the related debt, any previously-capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. The company performs assessments of debt modifications at a lender-specific level for all syndicated financing arrangements.

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
Equity-Based Compensation Expense
The Company periodically grants incentive units to employees and non-employees, which generally vest over a four-year period. Incentive units may be in the form of various equity-based awards such as Restricted Stock and Restricted Stock Units, Class A Common Stock Options, and awards in one of the Company’s subsidiary partnerships which are typically in the form of profits interests. Profits interests are an interest in the increase in the value of the entity over a participation threshold. Prior to the IPO, the participation threshold was based on the valuation determined by the Board of Managers of OpCo Units on or around the grant date. Subsequent to the IPO, the participation threshold is determined by reference to the closing price of our Class A Common Stock from the preceding trading day. The holders of profits interests have the right to participate in distributions of profits only in excess of the participation threshold.
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
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The standard applies to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Further, the standard provides exceptions to certain guidance in ASC 815, Derivatives and Hedging, related to changes to the critical terms of a hedging relationship due to reference rate reform and provides optional expedients for fair value, cash flow, and net investment hedging relationships for which the component excluded from the assessment of hedge effectiveness is affected by reference rate reform. The standard is effective for us as of March 12, 2020 through December 31, 2022, and we may elect to apply the provisions of the standard as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 up to the date that the financial statements are available to be issued. Once elected, the provisions of the standard must be applied prospectively for all similar eligible contract modifications other than derivatives, which may be applied at a hedging relationship level. The standard would apply to our existing variable rate financing and derivatives designated as hedges if elected in the future. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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

Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Subscription	$195.4	$122.4	$518.6	$333.3
Usage-based	2.2	1.0	6.3	3.2
Total revenue	$197.6	$123.4	$524.9	$336.5
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
Of the total revenue recognized in the three and nine months ended September 30, 2021, $37.8 million and $205.5 million were included in the unearned revenue balance as of December 31, 2020, respectively. Of the total revenue recognized in the three and nine months ended September 30, 2020, $26.0 million and $142.8 million were included in the unearned revenue balance as of December 31, 2019, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 11% and 9% of our total revenues for the three months ended September 30, 2021 and 2020, respectively. Revenues derived from customers and partners located outside the United States accounted for approximately 11% and 9% of our total revenues in the nine months ended September 30, 2021 and 2020, respectively. We have no Company sales offices located in a foreign country as of September 30, 2021, and contracts denominated in currencies other than U.S. Dollar were not material for the three and nine months ended September 30, 2021 and 2020.
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

Note 3 - Revenue from Contracts with Customers (continued)
As of September 30, 2021 and December 31, 2020, the Company had contract assets of $2.0 million and $2.4 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the Company had unearned revenue of $287.9 million and $222.7 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of September 30, 2021	$552.2	$160.0	$712.3
Note 4 - Business Combinations
2021 Acquisitions
During the nine months ended September 30, 2021, the Company consummated the following acquisitions (collectively, “2021 Acquired Companies”) which have been accounted for as business combinations under ASC Topic 805.
•On June 7, 2021, the Company acquired all of the outstanding equity interests of Insent, Inc. (“Insent”) for total purchase consideration of $34.0 million, consisting of $32.9 million in cash and estimated deferred purchase consideration of $1.1 million. During the three months ended September 30, 2021, the Company recorded adjustments to the working capital balances acquired from Insent resulting in a $0.1 million net reduction to purchase consideration previously reported. The purchase accounting for this transaction has been finalized. As part of the acquisition, the Company issued 36,118 RSUs, at a total grant date fair value of $2.4 million, and agreed to pay $2.0 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods.
•On July 12, 2021, the Company acquired substantially all of the net assets of AffectLayer, Inc. (d/b/a Chorus.ai) (“Chorus.ai”). At the time of purchase, the Company reserved a portion of cash transferred to settle the Seller’s estimated tax liability arising from the sale of Chorus.ai’s net assets. The Seller has since completed the final determination of its tax liability, resulting in an expected refund to the Company of approximately $33.9 million in cash, which is expected to be received in the fourth quarter of 2021 and is included in the Prepaid expenses and other current assets balance as of September 30, 2021. After adjustment for this refund, purchase consideration transferred for the assets of Chorus.ai is $547.5 million in cash. The total purchase consideration includes $31.8 million attributable to certain unvested options issued by Chorus.ai that were accelerated in contemplation of the acquisition by ZoomInfo. The purchase accounting for this transaction is not yet finalized. As part of the acquisition, the Company issued 572,921 RSUs that replaced previously unvested equity in Chorus.ai or were issued as incremental incentive grants at a total grant date fair value of $30.3 million, and agreed to pay $6.0 million of compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods.

Note 4 - Business Combinations (continued)
•On September 8, 2021, the Company acquired substantially all of the net assets of RingLead, Inc. (“RingLead”) for total purchase consideration of $118.4 million, consisting of $117.3 million in cash and estimated deferred purchase consideration of $1.1 million. The purchase accounting for this transaction is not yet finalized. As part of the acquisition, the Company issued 42,854 replacement RSUs, at a total grant date fair value of $2.8 million and agreed to pay $3.7 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods.
The Company has included the financial results of the 2021 Acquired Companies in the consolidated financial statements from each date of acquisition. During the three and nine months ended September 30, 2021, the 2021 Acquired Companies contributed $3.9 million and $4.0 million to revenue, respectively. Due to the integration of the 2021 Acquired Companies into the operations of ZoomInfo, the Company cannot practicably determine the contribution of the 2021 Acquired Companies to consolidated net earnings. Transaction costs associated with each acquisition were not material.
The acquisition date fair value of the total consideration transferred was comprised of the following (in millions):

Cash	$697.7
Deferred purchase consideration	2.2
Total purchase consideration	$699.9
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the dates of the acquisition for the 2021 Acquired Companies (in millions):

Cash and cash equivalents	$13.9
Accounts receivable	4.3
Prepaid expenses and other assets	2.8
Intangible assets	120.7
Accounts payable and other liabilities	(4.1)
Unearned revenue	(10.2)
Deferred tax liabilities	(2.7)
Total identifiable net assets acquired	124.7
Goodwill	575.2
Total consideration	699.9
Cash refund from Chorus.ai acquisition	33.9
Deferred consideration	(2.2)
Accruals from adjustments to working capital balances	(0.5)
Cash paid for 2020 acquisitions in 2021 (see "2020 Acquisitions")	0.3
Cash acquired	(13.9)
Cash paid for acquisitions, net of cash acquired	$717.5
The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The fair values of assets acquired and liabilities assumed in the Chorus.ai and Ringlead acquisitions may be subject to change as additional information is received regarding working capital balances at the acquisition dates, the values of the identifiable intangible assets, and the finalization of tax assets and liabilities.

Note 4 - Business Combinations (continued)
The following table sets forth the components of identifiable intangible assets acquired and the estimated useful lives as of the dates of acquisition (in millions):

	Fair Value	Weighted Average Useful Life
Brand portfolio	$1.1	2.0 years
Developed technology	107.5	6.1 years
Customer relationships	12.1	7.7 years
Total intangible assets	$120.7
Developed technology represents the fair value of the technology portfolios acquired. The goodwill is primarily attributed to the expanded market opportunities when integrating technology with the Company’s technology and the assembled workforce. All goodwill acquired in the nine months ended September 30, 2021 is expected to be deductible for U.S. income tax purposes.
Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma results for the three and nine months ended September 30, 2021 and 2020. The unaudited pro forma financial information combines the results of operations of the 2021 Acquired Companies and ZoomInfo as though each of the acquisitions had been completed on January 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at such time. The unaudited pro forma results presented below primarily include adjustments for amortization of identifiable intangible assets, the valuation of deferred revenue assumed in the acquisitions (“the deferred revenue write-down”), and related tax effects of the adjustments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Revenue	$201.7	$127.1	$541.6	$346.1
Net income (loss)	$(41.0)	$3.4	$(67.6)	$(98.9)

2020 Acquisitions
The Company acquired all of the assets of Clickagy, LLC on October 14, 2020 and all of the membership interests in EverString Technology, LLC on November 3, 2020 for a total purchase consideration of $72.0 million. During the first half of fiscal year 2021, the Company recorded immaterial post-close net working capital adjustments. The preliminary purchase price allocation was updated to reflect the $0.3 million increase in consideration paid as well as to reflect the $0.2 million adjustment to unearned revenue and $0.1 million adjustment to goodwill. The purchase accounting from these transactions has been finalized. The Company included the financial results of these businesses in the consolidated financial statements from each date of acquisition. Transaction costs associated with each acquisition were not material. As part of the acquisitions, the Company agreed to issue 49,932 RSUs, at a total grant date fair value of $2.1 million, and agreed to pay $4.8 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods. The Company classifies compensation expense in its Consolidated Statements of Operations in the same manner in which the award recipient’s salary is classified.

Note 4 - Business Combinations (continued)
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
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results.

Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of September 30, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$183.2	$—	$—	$183.2
Cash equivalents
Corporate debt securities	—	—	—	—
Money market mutual funds	13.6	—	—	13.6
Total cash equivalents	13.6	—	—	13.6
Total cash and cash equivalents	196.8	—	—	196.8
Short-term investments:
Corporate debt securities	31.9	—	—	31.9
Securities guaranteed by U.S. government	1.6	—	—	1.6
Other governmental securities	3.0	—	—	3.0
Total short-term investments	36.5	—	—	36.5
Total cash, cash equivalents, and short-term investments	$233.3	$—	$—	$233.3

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2020:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$100.4	$—	$—	$100.4
Cash equivalents
Corporate debt securities	72.0	—	—	72.0
Money market mutual funds	91.0	—	—	91.0
Securities guaranteed by U.S. government	6.4	—	—	6.4
Total cash equivalents	169.4	—	—	169.4
Total cash and cash equivalents	269.8	—	—	269.8
Short-term investments:
Corporate debt securities	24.0	—	—	24.0
Securities guaranteed by U.S. government	6.6	—	—	6.6
Total short-term investments	30.6	—	—	30.6
Total cash, cash equivalents, and short-term investments	$300.4	$—	$—	$300.4
See Note 10 for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at September 30, 2021 and December 31, 2020.

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$36.5	$36.5	$30.6	$30.6
Total	$36.5	$36.5	$30.6	$30.6
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following:

	September 30,	December 31,
	2021	2020
(in millions)
Computer equipment	$11.0	$7.4
Furniture and fixtures	3.5	5.4
Leasehold improvements	8.6	7.0
Internal use developed software	37.1	28.0
Construction in progress	4.8	2.9
	65.0	50.7
Less: accumulated depreciation	(26.3)	(19.7)
Property and equipment, net	$38.7	$31.0
During the nine months ended September 30, 2021, in relation to our Waltham office relocation, we recorded an impairment charge of $2.7 million, comprised of $1.5 million relating to the operating lease right-of-use asset, and $1.2 million relating to the leasehold improvements. We also recorded accelerated depreciation of furniture and fixtures of $2.1 million. These charges were recognized within Restructuring and transaction-related expenses in our Consolidated Statements of Operations.
Depreciation expense was $2.9 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $10.4 million and $6.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of September 30, 2021:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$284.2	$(66.8)	$217.4	14.5
Acquired technology	303.0	(110.0)	193.0	6.3
Brand portfolio	7.7	(3.8)	3.9	6.5
Net intangible assets subject to amortization	$594.9	$(180.6)	$414.3

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,575.4	$—	$1,575.4
Amortization expense was $16.1 million and $10.1 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense was $39.2 million and $30.6 million for the nine months ended September 30, 2021 and 2020, respectively.
The following summarized changes to the Company’s goodwill (in millions):

Balance at December 31, 2020	$1,000.1
Adjustment from 2020 acquisition	0.1
Goodwill from 2021 acquisitions	575.2
Balance at September 30, 2021	$1,575.4
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the nine months ended September 30, 2021 or September 30, 2020.
Note 8 - Financing Arrangements
As of September 30, 2021 and December 31, 2020, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	September 30, 2021	December 31, 2020
First Lien Term Loan	February 1, 2019	February 1, 2026	LIBOR + 3.00%	$593.7	$744.9
First Lien Revolver	February 1, 2019	November 2, 2025	LIBOR + 2.00%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	638.5	—
Total Carrying Value of Debt				$1,232.2	$744.9
Less current portion				—	—
Total Long Term Debt				$1,232.2	$744.9

Note 8 - Financing Arrangements (continued)
Senior Notes
In February 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc., issued $350.0 million in aggregate principal amount of 3.875% Senior Notes due February 2029 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The Issuers may redeem all or a part of the Notes at any time prior to February 1, 2024 at a price equal to the present value of the redemption price as of February 1, 2024, defined below, plus unaccrued and unpaid interest to February 1, 2024. In addition, beginning on February 1, 2024, the Issuers may redeem all or a part of the Notes at a redemption price equal to 101.938% of the principal amount redeemed. The redemption price decreases to 100.969% and 100.000% of the principal amount redeemed on February 1, 2025 and February 1, 2026, respectively. In addition, at any time prior to February 1, 2024, the Issuers may redeem up to 40% of the Notes from the proceeds of certain equity offerings at a redemption price equal to 103.875% of the principal amount of the Senior Notes, plus accrued and unpaid interest.
In July 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc., issued and sold $300.0 million in aggregate principal amount of additional 3.875% senior notes due 2029. The notes were issued under the same indenture as the Issuers’ existing $350.0 million aggregate principal amount of 3.875% senior notes due 2029 (the “Existing Notes”), which were issued in February 2021, and constitute part of the same series as the Existing Notes.
First Lien Term Loan
In February 2021, we used all of the net proceeds from issuance of the Senior Notes, along with cash on hand, to prepay $356.4 million aggregate principal amount of our first lien term loans outstanding under the First Lien Credit Agreement (the “Debt Prepayment”). Following the Debt Prepayment, $400.0 million aggregate principal amount of first lien term loans were outstanding under our First Lien Credit Agreement. In February 2021, we entered into an amendment to our First Lien Credit Agreement (the “Second Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the interest rate from LIBOR plus 3.75% per annum to LIBOR plus 3.00% per annum. The Company recognized $7.7 million in the nine months ended September 30, 2021 within Loss on debt modification and extinguishment on the Consolidated Statements of Operations, primarily comprised of the write-off of unamortized issuance costs associated with the Debt Prepayment.
In July 2021, we entered into an amendment to our existing First Lien Credit Agreement, that provided for the incurrence of an additional $200.0 million aggregate principal amount of additional term loans under our existing First Lien Credit Agreement.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans. The effective interest rate on the first lien debt was 3.39% and 4.30% as of September 30, 2021 and December 31, 2020, respectively.
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

Note 8 - Financing Arrangements (continued)
In March 2020, the Company drew down $35.0 million under the revolving credit facility. In June 2020, the Company paid off the outstanding $35.0 million balance of the revolving credit facility with proceeds from the IPO. The effective interest rate was 3.70% as of the repayment date. In July 2021, the Company drew down $225.0 million under the revolving credit facility and then paid off the outstanding $225.0 million balance of the revolving credit facility with proceeds from the Credit Agreement Amendment and proceeds from the Senior Notes. The effective interest rate was 4.44% as of the repayment date. Immaterial debt issuance costs were incurred in connection with these entries into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs, net of current portion on the accompanying Condensed Consolidated Balance Sheets were immaterial as of September 30, 2021 and December 31, 2020.
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
In February 2021, concurrent with the prepayment of $356.4 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, we fully dedesignated the interest rate cap contract and partially dedesignated $100.0 million of the notional amount of one of the forward-starting interest rate swap contracts. In July 2021, the Company redesignated $100.0 million of available notional of the partially dedesignated forward-starting interest rate swap contract and redesignated $100.0 million of available notional of the interest-rate cap contract in connection with the incurrence of an incremental $200.0 million of variable-rate debt under the First Lien Credit Agreement. As of September 30, 2021, $400.0 million of the notional amount of the interest rate cap contract is not designated as an accounting hedge. Gains and losses resulting from valuation adjustments on dedesignated portions of our derivative contract subsequent to dedesignation of hedge accounting are recorded within Interest expense, net in our Consolidated Statements of Operations. As it is not probable the forecasted transaction will not occur, the amounts in Accumulated other comprehensive income (loss) as of the date of dedesignation will be released based on our original forecast.
As of September 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	$350.0	2.301%	April 29, 2022
Forward-starting interest rate swap contracts - April 2022	Two	$500.0	0.370%	January 30, 2026

Note 9 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation in the Company’s Condensed Consolidated Balance Sheets for derivatives as of September 30, 2021 and December 31, 2020 (in millions):

	Fair Value of Derivative Liabilities
Instrument	September 30, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$—	$0.1	$—	$0.2
Interest rate cap contract(2)	—	—	—	0.2
Interest rate swap contracts(1)	—	4.4	—	7.3
Interest rate swap contracts(2)	—	—	—	2.2
Forward-starting interest rate swap contracts(1)	—	0.5	—	—
Forward-starting interest rate swap contracts(3)	11.2	—	1.0	—
Total designated derivative fair value	11.2	5.0	1.0	9.9

Derivatives not designated as hedging instruments
Interest rate cap contract(1)	—	0.3	—	0.2
Interest rate cap contract(2)	—	0.2	—	0.2
Total undesignated derivative fair value	—	0.5	—	0.4
Total derivative fair value	$11.2	$5.5	$1.0	$10.3
________________
(1) Included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
(2) Included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.
(3) Included in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets.
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) (“AOCI”) on the Company’s Condensed Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows in our Consolidated Statements of Cash Flows in the period settled in cash. Income tax effects from changes in fair value of derivative instruments are recorded in our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $4.1 million into interest expense from AOCI.
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

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at September 30, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$—	$—
Money market mutual funds	$13.6	$—	$—
Securities guaranteed by U.S. government	$—	$—	$—
Short-term investments:
Corporate debt securities	$—	$31.9	$—
Securities guaranteed by U.S. government	$—	$1.6	$—
Other governmental securities	$—	$3.0	$—
Deferred costs and other assets, net of current portion
Forward-starting interest rate swap contracts	$—	$11.2	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.6)	$—
Interest rate swap contracts	$—	$(4.4)	$—
Forward-starting interest rate swap contracts	$—	$(0.5)	$—

Measured on a non-recurring basis:
Assets:
Impaired lease-related assets	$—	$—	$14.2

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$72.0	$—
Money market mutual funds	$91.0	$—	$—
Securities guaranteed by U.S. government	$—	$6.4	$—
Short-term investments:
Corporate debt securities	$—	$24.0	$—
Securities guaranteed by U.S. government	$—	$6.6	$—
Deferred costs and other assets, net of current portion
Forward-starting interest rate swap contracts	$—	$1.0	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.8)	$—
Interest rate swap contracts	$—	$(9.5)	$—

Measured on a non-recurring basis:
N/A	$—	$—	$—

Note 10 - Fair Value (continued)
There have been no transfers between fair value measurements levels during the nine months ended September 30, 2021.
See Note 5 for further information regarding the fair value of our financial instruments.
Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
As of September 30, 2021, we had additional outstanding non-cancelable purchase obligations with a term of 12 months or longer of $12.3 million over the corresponding amount disclosed in the audited financial statements in our 10-K for the year ended December 31, 2020, primarily related to third-party cloud hosting and software as a service arrangements. For information regarding financing-related obligations, refer to Note 8. For information regarding lease-related obligations, refer to Note 14.
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $1.4 million and $3.1 million at September 30, 2021 and December 31, 2020, respectively. This liability is included in Accrued expenses and other current liabilities in the Company’s Condensed Consolidated Balance Sheets.
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
On September 30, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies Inc. in the United States District Court for the Western District of Washington alleging ZoomInfo’s use of California residents’ names in public-facing web pages violates California statutory and common law regarding the right of publicity as well as misappropriation, and seeking compensatory and punitive damages, restitution, injunctive relief, declaratory relief, costs, and attorneys’ fees. This litigation is still in its earliest stages. Based on the information known by the Company as of the date of this filing, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.

Note 12 - Noncontrolling Interest
ZoomInfo Technologies Inc. operates and controls all of the business and affairs, and consolidates the financial results through ZoomInfo OpCo and its subsidiaries, conducts our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the HoldCo Units and OpCo Units held by Continuing Members. Changes in ZoomInfo’s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, future redemptions or direct exchanges of HoldCo Units or OpCo Units by Continuing Members will result in a change in ownership and reduce or increase the amount recorded as Noncontrolling interests and increase or decrease Additional paid-in capital in the Company’s Condensed Consolidated Balance Sheets. During Q3 2021, all remaining HoldCo Units held by Continuing Members were exchanged for shares in ZoomInfo Technologies Inc. followed by the merger of HoldCo into ZoomInfo Technologies Inc.
As of September 30, 2021, ZoomInfo Technologies Inc. held units resulting in an ownership interest of 94% in the consolidated subsidiaries.
The holders of OpCo Units may be subject to U.S. federal, state and local income taxes on their proportionate share of any taxable income of ZoomInfo OpCo. Net profits and net losses of ZoomInfo OpCo will generally be allocated to its holders pro rata in accordance with the percentages of their respective limited liability company interests. The amended and restated limited liability company agreement of ZoomInfo OpCo provides for cash distributions (“tax distributions”) to the holders of OpCo Units and Class P Units.During the nine months ended September 30, 2021 and 2020, the Company paid $19.9 million and $9.9 million in tax distributions to the noncontrolling interest, respectively.
Note 13 - Earnings Per Share
Basic earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc. by the weighted-average number of shares of Class A and Class C common stock outstanding during the period. Diluted earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class C common stock outstanding, adjusted to give effect to potentially dilutive elements.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings (loss) per share of Class A and Class C common stock for the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Numerator:
Net income (loss)	$(40.9)	$11.1	$(50.3)	$(72.7)
Add: Net (income) loss attributable to ZoomInfo OpCo before Reorganization Transactions	—	—	—	5.1
Less: Excess of consideration paid over carrying amount to holders of Series A Preferred Units attributable to common shares	—	—	—	(11.0)
Add: Net (income) loss attributable to noncontrolling interests	0.3	(6.2)	22.2	38.1
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(40.6)	$4.9	$(28.1)	$(40.5)

Note 13 - Earnings Per Share (continued)
The following table sets forth the computation of basic and diluted net income per share of Class A and Class C common stock (in millions, except share amounts, and per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class C	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$(33.2)	$(7.4)	$(18.6)	$(9.5)
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	215,012,710	48,273,078	139,840,047	71,058,293
Basic net income (loss) per share attributable to common stockholders	$(0.15)	$(0.15)	$(0.13)	$(0.13)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$(33.2)	$(7.4)	$(18.6)	$(9.5)
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	(0.1)	—	—	—
Reallocation of earnings as a result of conversion of potentially dilutive instruments	—	—	—	—
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	(7.4)	—	(9.5)	—
Allocation of undistributed earnings	$(40.7)	$(7.4)	$(28.1)	$(9.5)
Denominator:
Number of shares used in basic computation	215,012,710	48,273,078	139,840,047	71,058,293
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
OpCo Units	—	—	—	—
Class P Units	—	—	—	—
HSKB I Class 1 Units	—	—	—	—
HSKB II Class 1 Units	121,059	—	—	—
HSKB II Phantom Units	592,801	—	—	—
HoldCo Units	—	—	—	—
Restricted Stock Units	—	—	—	—
LTIP Units	—	—	—	—
Exercise of Class A Common Stock Options	—	—	—	—
Conversion of Class C to Class A common shares outstanding	48,273,078	—	71,058,293	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	263,999,648	48,273,078	210,898,340	71,058,293
Diluted net income (loss) per share attributable to common stockholders	$(0.15)	$(0.15)	$(0.13)	$(0.13)

Note 13 - Earnings Per Share (continued)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Class A	Class C	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$1.9	$3.0	$(15.5)	$(25.0)
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	61,153,504	94,631,630	59,075,363	95,420,020
Basic net income (loss) per share attributable to common stockholders	$0.03	$0.03	$(0.26)	$(0.26)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$1.9	$3.0	$(15.5)	$(25.0)
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	0.6	1.0	—	—
Reallocation of earnings as a result of conversion of potentially dilutive instruments	2.4	(2.4)	—	—
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	1.6	—	(25.0)	—
Allocation of undistributed earnings	$6.5	$1.6	$(40.5)	$(25.0)
Denominator:
Number of shares used in basic computation	61,153,504	94,631,630	59,075,363	95,420,020
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
OpCo Units	213,965,530	—	—	—
Class P Units	12,334,249	—	—	—
HSKB I Class 1 Units	13,572,783	—	—	—
HSKB II Class 1 Units	—	—	—	—
HSKB II Phantom Units	—	—	—	—
HoldCo Units	1,212,228	—	—	—
Restricted Stock Awards	—	—	—	—
Restricted Stock Units	202,703	—	—	—
LTIP Units	22,817	—	—	—
Exercise of Class A Common Stock Options	225,212	—	—	—
Conversion of Class C to Class A common shares outstanding	94,631,630	—	95,420,020	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	397,320,656	94,631,630	154,495,383	95,420,020
Diluted net income (loss) per share attributable to common stockholders	$0.02	$0.02	$(0.26)	$(0.26)

Note 13 - Earnings Per Share (continued)
Shares of the Company’s Class B common stock11 do not participate in the earnings or losses of ZoomInfo Technologies Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OpCo Units	122,610,642	—	170,523,418	216,801,480
Class P Units	9,047,255	—	10,241,645	12,441,594
HSKB I Class 1 Units	4,801,519	—	6,653,534	13,371,074
HSKB II Class 1 Units	—	1,957,685	301,339	1,891,249
HSKB II Phantom Units	—	364,281	1,082,296	369,741
HoldCo Units	700,241	—	1,184,900	1,231,368
Restricted Stock Awards	582,263	—	194,088	—
Restricted Stock Units	454,718	—	324,043	246,749
LTIP Units	101,666	—	41,181	24,706
Exercise of Class A Common Stock Options	308,593	—	294,179	256,256
Total anti-dilutive securities	138,606,897	2,321,966	190,840,623	246,634,217
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
The Company also subleases a former corporate office space. The sublease has a remaining lease term of less than one year. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income from operations in the Consolidated Statements of Operations was immaterial for the three and nine months ended September 30, 2021 and 2020.
The following are additional details related to leases recorded on our balance sheet as of September 30, 2021 and December 31, 2020:

		September 30,	December 31,
		2021	2020
(in millions)
Assets
Operating lease right-of-use assets, net	Operating leases	$62.1	$32.0

Liabilities
Current portion of operating lease liabilities	Operating leases	$8.1	$6.0
Operating lease liabilities, net of current portion	Operating leases	$63.2	$33.6

Note 14 - Leases (continued)
Rent expense was $2.9 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively. Rent expense was $8.1 million and $5.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Other information related to leases was as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Cash Flow Information	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2.3	$1.5	$7.3	$5.3

Lease liabilities arising from obtaining right-of-use assets
From acquisitions	$0.2	$—	$0.2	$—
From new and existing lease agreements and modifications	$—	$—	$37.5	$0.1

	As of
	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	9.7	5.0
Weighted average discount rate	4.4%	4.2%
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2021 (in millions):

Year Ending December 31,	Operating Leases
2021 (excluding nine months ended September 30, 2021)	$2.6
2022	6.8
2023	12.2
2024	17.5
2025	10.4
Thereafter	40.4
Total future minimum lease payments	89.9
Less effects of discounting	18.6
Total lease liabilities	$71.3

Reported as of September 30, 2021
Current portion of operating lease liabilities	$8.1
Operating lease liabilities, net of current portion	63.2
Total lease liabilities	$71.3
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.

Note 14 - Leases (continued)
Expense associated with short term leases and variable lease costs were immaterial for the three and nine months ended September 30, 2021. The expense related to short-term leases reasonably reflects our short-term lease commitments.
Recent Leasing Activity
During the nine months ended September 30, 2021, the Company executed an agreement to sublease our existing Waltham office space for the remainder of our lease term in anticipation of our office relocation which commenced in June 2021. Sublease income will be recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income from operations in the Consolidated Statements of Operations. In connection with these activities, and as referenced in Note 6 - Property and Equipment, we recorded a cumulative impairment charge of $1.5 million to reduce the carrying values of our existing Waltham right-of-use asset and related leasehold improvements to their respective fair values.
In Q1 2021, we executed a lease for office space in Waltham, Massachusetts, with the rent payments for the first phase expected to commence at the earliest in January 2022 and the rent payments for the additional phases expected to commence between January 2023 and April 2027. The lease will terminate on December 31, 2036, the last day of the fifteenth lease year. The lease is subject to fixed-rate rent escalations and provides for $11.3 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. Upon commencement of the first phase of the lease in June 2021, the Company recorded an operating lease right-of-use asset and lease liability of $35.2 million. As the commencement of the subsequent phases of this lease are expected to occur in the future, the Company has not recorded operating lease right-of-use assets or lease liabilities for these phases as of September 30, 2021. Undiscounted lease payments under the subsequent phases are anticipated to be $59.5 million, which are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
In Q3 2021, we executed a lease for a new corporate headquarters in Vancouver, Washington, with the rent payments for the first phase expected to commence at the earliest in January 2025 and the rent payments for the additional phases expected to commence between January 2026 and January 2027. The lease is subjected to fixed-rate rent escalations and provides for $42.1 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. Undiscounted lease payments are anticipated to be $291.7 million, excluding tenant allowance reimbursements, and are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
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

Note 15 - Equity-based Compensation (continued)
The Company currently has equity-based compensation awards outstanding as follows: Restricted Stock Units, Class A Common Stock Options, Restricted Stock, OpCo Units, Class P Units, and LTIP units. In addition, the Company recognizes equity-based compensation expense from awards granted to employees by noncontrolling interest holders of OpCo Units as further described below under HSKB Incentive Units.
In connection with the Reorganization Transactions and the IPO, 1,950,930 Class P Units held directly by employees of the Company or indirectly through DiscoverOrg Management Holdings, LLC, were converted into 1,325,330 unvested HoldCo Units and 576,708 unvested Options based on their respective participation thresholds and the IPO price of $21.00 per share. In connection with this conversion of Class P Units as part of the Reorganization Transactions, the Company incurred incremental grant date fair value of $4.0 million. The HoldCo Units and Options issued upon the conversion remained subject to the same service vesting requirements of the original Class P Units.
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
Restricted Stock Units
Restricted Stock Unit (“RSU”) activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	985,398	$28.84	—
Granted	2,719,862	$57.09	829,348
Vested	(291,536)	$31.34	(20,625)
Forfeited	(199,968)	$42.55	(9,116)
Unvested at end of period	3,213,756	$52.92	799,607
Class A Common Stock Options
Outstanding options activity was as follows during the period indicated:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Options	Weighted Average Exercise Price	Options
Unvested at beginning of period	552,440	$21.00	—
Effect of Reorganization Transactions and IPO	—	$—	576,708
Vested	(286,107)	$21.00	—
Forfeited	(20,191)	$21.00	(10,120)
Unvested at end of period	246,142	$21.00	566,588

Note 15 - Equity-based Compensation (continued)
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of September 30, 2021.

September 30, 2021
Aggregate intrinsic value (in millions)
Unit Options outstanding	$18.8
Unit Options exercisable	$8.9
Weighted average remaining contractual life (in years)
Unit Options outstanding	8.7 years
Unit Options exercisable	8.7 years
All Options outstanding were issued at the time of the IPO in 2020. No additional options have been issued to date. The fair value of Class A Common Stock Options granted at the time of the IPO was determined using the Black-Scholes option pricing model. We estimated the future stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life. The estimated life for the units was based on the expected hold period of private equity owners. The risk-free rate is based on the rate for a U.S. government security with the same estimated life at the time of grant.
HoldCo Units
During the three months ended September 30, 2021, ZoomInfo HoldCo waived the restriction on exchanges of unvested HoldCo Units on condition that such holders accept Class A Common Stock subject to the same vesting terms as the corresponding exchanged HoldCo Units. Subsequently, 872,371 unvested HoldCo Units, along with the same number of corresponding Class B Shares held directly by employees of the Company were voluntarily exchanged for 872,371 shares of Restricted Stock.
Unvested HoldCo Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	HoldCo Units	Weighted Average Grant Date Fair Value	HoldCo Units
Unvested at beginning of period	1,214,105	$9.13	—
Effect of Reorganization Transactions and IPO	—	$—	1,332,239
Exchanged for Restricted Stock	(872,371)	$9.36	—
Vested	(298,177)	$8.51	(68,587)
Forfeited	(43,557)	$9.01	(12,773)
Unvested at end of period	—	$—	1,250,879
Restricted Stock
During the three months ended September 30, 2021, shares of Restricted Stock were issued upon exchange of unvested HoldCo Units and unvested Class P Units owned directly by employees of the Company. The shares restricted stock issued upon the exchanges remain subject to the same service vesting requirements of the original units. Upon fulfillment of the original employment service conditions, the restrictions will be lifted and the Restricted Stock will become unrestricted Class A Shares.

Note 15 - Equity-based Compensation (continued)
Restricted Stock activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock
Unvested at beginning of period	—	$—	—
Exchanged HoldCo Units	872,371	$9.36	—
Exchanged Class P Units	947,515	$5.39	—
Granted	—	$—	—
Vested	(385,120)	$8.68	—
Forfeited	(926)	$9.43	—
Unvested at end of period	1,433,840	$6.92	—

OpCo Units
OpCo Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	OpCo Units	Weighted Average Grant Date Fair Value	OpCo Units
Unvested at beginning of period	—	$—	228,819
Effect of Reorganization Transactions and IPO	—	$—	(6,909)
Vested	—	$—	(162,218)
Forfeited	—	$—	(59,692)
Unvested at end of period	—	$—	—
Class P Units
During the three months ended September 30, 2021, the Company permitted employees to exercise the exchange rights on unvested Class P Units, pursuant to Board approval. The recipients received a number of shares of Restricted Stock equal in value to the implied “spread value” of the corresponding Class P Units, calculated based on the excess of the public trading price of Class A common stock at the time of the exchange over the per unit participation threshold of such Class P Units. The shares of Restricted Stock received are subject to the same vesting terms as the corresponding exchanged unvested Class P units.

Note 15 - Equity-based Compensation (continued)
Class P Units were issued under both the prior and current LLC agreement of ZoomInfo OpCo. Class P Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Class P Units	Weighted Average Participation Threshold	Class P Units
Unvested at beginning of period	8,796,642	$6.59	16,893,603
Effect of Reorganization Transactions and IPO	—	$—	(1,950,930)
Exchanged for Restricted Stock	(1,133,142)	10.75	—
Granted	—	$—	642,500
Vested	(4,506,931)	$5.97	(5,078,777)
Forfeited	(94,621)	$6.56	(430,965)
Unvested at end of period	3,061,948	$7.08	10,075,431
The fair value of these Class P Units was determined using the Black-Scholes option pricing model. We estimated the future stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life. The estimated life for the units was based on the expected holding period of private equity owners. The risk-free rate is based on the rate for a U.S. government security with the same estimated life at the time of grant. There were no grants of Class P Units during the nine months ended September 30, 2021.
LTIP Units
LTIP Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	LTIP Units	Weighted Average Participation Threshold	LTIP Units
Unvested at beginning of period	47,620	$21.00	—
Granted	247,045	$52.42	47,620
Unvested at end of period	294,665	$47.34	47,620
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

Note 15 - Equity-based Compensation (continued)
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
In 2018, in connection with the Carlyle Investment described above, holders of HSKB Grants received $21.8 million in cash distributions. In addition, HSKB allocated $31.3 million to be paid over three years from 2019 to 2021 if the holder of the HSKB Grant remains employed by the Company as of the payment date. On March 31, 2020, HSKB allocated an additional $5.3 million to be paid out over four years, starting with March 31, 2020, to holders of HSKB Grants who received their grants after the March 2018 Carlyle Investment, subject to the holders continued employment by the Company. During the nine months ended September 30, 2021, HSKB paid $9.0 million from allocated funds and has $2.9 million remaining that it has allocated to be paid through 2023.
During the three months ended September 30, 2021, HSKB II exchanged their HoldCo Units and paired shares of Class B common stock of the Company for share of Class A common stock of the Company pursuant to the terms of the limited liability company agreement of HoldCo.
HSKB Phantom Units - In December 2019, HSKB I adopted the HSKB Funds, LLC 2019 Phantom Unit Plan wherein HSKB may grant Phantom Units (“HSKB Phantom Units”) to employees of the Company. HSKB Phantom Units are recorded in accordance with the measurement and recognition criteria of ASC 718 for awards made to non-employees. HSKB Phantom Units represent the economic equivalent of one Class A Common Share in the Company and generally have the same vesting and forfeiture conditions as the modified HSKB Grants (see HSKB Incentive Units above). In connection with the Reorganization Transactions, all HSKB Phantom Units were moved from HSKB I to HSKB II. Within 30 days of the later of the date upon which a Phantom Unit vests , HSKB II must settle the HSKB Phantom Unit in exchange for either (1) cash or (2) Class A Common Stock as determined by the HSKB Manager, in each case, equal to the fair market value of such Common Unit at the time of such exchange. The HSKB Incentive Units and HSKB Phantom Units both had time-based vesting conditions that were conditional upon the completion of an IPO.
Compensation expense incurred from all the equity-based incentive awards described above was the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of service and Operating expenses include equity-based compensation expenses as follows:
Cost of service	$2.8	$6.8	$9.5	$23.8
Sales and marketing	9.5	15.2	25.1	53.6
Research and development	7.4	1.8	13.2	11.9
General and administrative	4.8	4.6	11.9	14.9
Total equity-based compensation expense	$24.5	$28.4	$59.7	$104.2

Note 15 - Equity-based Compensation (continued)
As of September 30, 2021, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following (in millions):

	Amount	Weighted Average Remaining Service Period (years)
Restricted Stock Units	$157.9	3.3
Class A Common Stock Options	0.7	1.8
Restricted Stock	8.3	1.9
Class P Units	11.3	1.5
LTIP Units	10.9	2.3
HSKB Incentive Units	26.1	0.9
HSKB Phantom Units	8.3	3.1
Total unamortized equity-based compensation cost	$223.5	2.8
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
As of September 30, 2021, the Company had a liability of $3,065.8 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units exchanged. Tax Receivable Agreements related liabilities are classified as current or noncurrent based on the expected date of payment and are included in the Company’s Condensed Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.

Note 17 - Income Taxes
The Company recorded $45.5 million of income tax expense and $1.4 million of income tax expense for the three months ended September 30, 2021 and 2020, respectively, and $101.4 million of income tax expense and $9.8 million of income tax expense for the nine months ended September 30, 2021 and 2020, respectively. The Company’s estimated effective tax rate for the nine months ended September 30, 2021 was 198.4%. The Company’s estimated annual effective tax rate differs from the statutory rate of 21.0% primarily due to the recognition of $44.8 million in Q1 and $41.9 million in Q3 of non-cash tax expense resulting from shifts in GAAP basis from a non-taxable entity to a taxable entity.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2021, that if recognized, would affect the annual effective tax rate.
Note 18 - Subsequent Events
UP-C Corporate Structure and Multi-Class Voting Structure Elimination
In September 2021, the Board of Directors unanimously approved streamlining the Company’s corporate structure and governance by eliminating the Company’s umbrella partnership-C-corporation (“UP-C”) and multi-class voting structure. In October 2021, the Company implemented this reorganization. Following the implementation, ZoomInfo Technologies Inc. (“Old ZoomInfo”) became a wholly-owned subsidiary of a new holding company, ZoomInfo NewCo Inc. (“New ZoomInfo”), which replaced Old ZoomInfo as the public company trading on the Nasdaq Global Select Market under Old ZoomInfo’s ticker symbol “ZI.” In addition, New ZoomInfo changed its name to “ZoomInfo Technologies Inc.” and Old ZoomInfo changed its name to “ZoomInfo Intermediate Holdings Inc.”
Accordingly, upon consummation of the reorganization transaction, Old ZoomInfo stockholders automatically became stockholders of New ZoomInfo, on a one-for-one basis, with the same number and ownership percentage of shares they held in Old ZoomInfo immediately prior to the effective time of the reorganization transaction.

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
Our Orchestration Layer stitches together and enriches our data sources. At this stage, our products assign and route data, leads, and insights to the appropriate people. This creates a “living” dataset that remains updated and can be used to power automated business workflows. Our services connect with major CRM providers.
Our Engagement Layer, which includes services such as Engage, ZI Chat, and Chorus, allows sales, marketing, and recruiting professionals to put our data-driven insights into action by using multiple channels to reach and communicate with prospects and customers.
We generate substantially all of our revenue from sales of subscriptions to our platform. Our subscription fees include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length with over 30% of our contracts based on annualized value being under multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.

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
Recent Developments
Acquisitions
In June 2021, the Company acquired all the outstanding equity interests of Insent for a total purchase consideration of $34.0 million, consisting of $32.9 million in cash consideration and $1.1 million in estimated deferred consideration. The purchase price was primarily comprised of acquired technology and goodwill. The Company has included the financial results of this business in the consolidated financial statements from the date of acquisition. The purchase accounting for this transaction is finalized.
In July 2021, the Company acquired substantially all of the net assets of Chorus.ai, a leader in conversation intelligence, for a total purchase consideration of $547.5 million. The purchase price was primarily comprised of acquired technology and goodwill.The Company funded cash payments made at closing with $225.0 million of revolving credit borrowings under the existing First Lien Credit Agreement, and the remainder with cash on hand. The Company has included the financial results of this business in the consolidated financial statements from the date of acquisition. The purchase accounting for this transaction is not yet finalized.
In September 2021, the Company acquired substantially all of the net assets of RingLead for a total purchase consideration of $118.4 million, consisting of $117.3 million in cash consideration and $1.1 million in estimated deferred consideration. The purchase price was primarily comprised of acquired technology and goodwill. The Company has included the financial results of this business in the consolidated financial statements from the date of acquisition. The purchase accounting for this transaction is not yet finalized.
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

Corporate Structure Simplification Transactions
In August 2021, the Company completed a series of reorganization transactions to simplify its corporate structure, including the distribution of shares of common stock of RKSI Acquisition Corp (“RKSI”) from ZoomInfo Holdings LLC to ZoomInfo HoldCo, the merger of RKSI with and into ZoomInfo HoldCo with ZoomInfo HoldCo surviving, and the merger of ZoomInfo HoldCo with and into the Company with the Company surviving. Prior to the consummation of the HoldCo Merger, all holders of HoldCo Units (other than the Company) exchanged their HoldCo Units and paired shares of Class B common stock of the Company for shares of Class A common stock of the Company pursuant to the terms of the limited liability company agreement of HoldCo.
UP-C Corporate Structure and Multi-Class Voting Structure Elimination
In September 2021, the Board of Directors unanimously approved streamlining the Company’s corporate structure and governance by eliminating the Company’s umbrella partnership-C-corporation (“UP-C”) and multi-class voting structure. In October 2021, the Company implemented this reorganization. Following the implementation, ZoomInfo Technologies Inc. (“Old ZoomInfo”) became a wholly-owned subsidiary of a new holding company, ZoomInfo NewCo Inc. (“New ZoomInfo”), which replaced Old ZoomInfo as the public company trading on the Nasdaq Global Select Market under Old ZoomInfo’s ticker symbol “ZI.” In addition, New ZoomInfo changed its name to “ZoomInfo Technologies Inc.” and Old ZoomInfo changed its name to “ZoomInfo Intermediate Holdings Inc.”
Accordingly, upon consummation of the reorganization transaction, Old ZoomInfo stockholders automatically became stockholders of New ZoomInfo, on a one-for-one basis, with the same number and ownership percentage of shares they held in Old ZoomInfo immediately prior to the effective time of the reorganization transaction.
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

To address the safety and health of our employees during the COVID-19 pandemic, in the first quarter of 2020 we temporarily closed all of our offices and enabled our entire workforce to work remotely. These changes remained largely in effect throughout the third quarter of 2021 and could extend into future quarters. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected, and are not expected to materially, affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Human Capital” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform. The majority of revenue growth when comparing the three months ended September 30, 2021 to the three months ended September 30, 2020 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory network. We will need to continue to invest in our efficient go-to-market effort to acquire new customers.
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
Our ability to expand relationships with existing customers and deliver additional high-value solutions is demonstrated by our net annual retention rate. We measure our retention rate on an annual basis and define annual net revenue retention as the total ACV generated by our customers and customers of Pre-Acquisition ZI at the end of the year divided by the ACV generated by the same group of customers at the end of the prior year. Our net annual retention rate for the year ended December 31, 2020 was 108%. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of September 30, 2021, we had more than 1,250 customers with over $100,000 in ACV.
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

The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net income (loss)	$(40.9)	$11.1	$(50.3)	$(72.7)
Add (less): Expense (benefit) from income taxes	45.5	1.4	101.4	9.8
Add: Interest expense, net	13.9	9.7	30.5	59.3
Add: Loss on debt modification and extinguishment	1.8	—	7.7	14.9
Add (less): Other expense (income), net(a)	(0.1)	(3.8)	(0.2)	(3.8)
Income (loss) from operations	20.2	18.4	89.1	7.5
Add: Impact of fair value adjustments to acquired unearned revenue(b)	1.6	0.2	2.7	1.9
Add: Amortization of acquired technology	10.7	5.5	24.2	16.7
Add: Amortization of other acquired intangibles	5.4	4.6	15.0	13.9
Add: Equity-based compensation	24.5	28.4	59.7	104.2
Add: Restructuring and transaction-related expenses(c)	11.0	(0.1)	17.6	12.3
Add: Integration costs and acquisition-related expenses(d)	5.1	1.5	12.0	6.0
Adjusted Operating Income	$78.4	$58.5	$220.2	$162.6
Less: Interest expense, net	(13.9)	(9.7)	(30.5)	(59.3)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	0.1	0.1	0.1	0.1
Add (less): Benefit (expense) from income taxes	(45.5)	(1.4)	(101.4)	(9.8)
Less: Tax impacts of adjustments to net income (loss)	31.8	(4.6)	69.5	(3.4)
Adjusted Net Income	$50.7	$42.8	$157.8	$89.9
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended September 30, 2021, this expense related primarily to costs incurred related to 2021 acquisitions. For the three and nine months ended September 30, 2021, this expense related primarily to costs incurred related to 2021 acquisitions and impairment charges related to the Company’s anticipated Waltham office relocation. For the three and nine months ended September 30, 2020, this expense related primarily to professional fees for the preparation for an initial public offering.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended September 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended September 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the nine months ended September 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. For the nine months ended September 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Cost of service	$0.6	$0.1	$1.8	$0.3
Sales and marketing	1.9	0.7	2.9	2.5
Research and development	1.7	0.6	5.4	2.9
General and administrative	0.8	0.1	1.8	0.3
Total integration costs and acquisition-related compensation	$5.1	$1.5	$12.0	$6.0
We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Adjusted Operating Income	$78.4	$58.5	$220.2	$162.6

Revenue	197.6	123.4	524.9	336.5
Impact of fair value adjustments to acquired unearned revenue	1.6	0.2	2.7	1.9
Revenue for adjusted operating margin calculation	$199.2	$123.6	$527.5	$338.4
Adjusted Operating Income Margin	39%	47%	42%	48%
Adjusted Operating Income for the three months ended September 30, 2021 was $78.4 million and represented an Adjusted Operating Income Margin of 39%. Adjusted Operating Income for the three months ended September 30, 2020 was $58.5 million and represented an Adjusted Operating Income Margin of 47%. The increase of $19.9 million, or 34%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 39% in the three months ended September 30, 2021 from 47% in the three months ended September 30, 2020 due to incremental investment in research & development relative to sales related to new services and acquisitions and incremental investment in sales & marketing capacity that has helped accelerate revenue growth.
Adjusted Operating Income for the nine months ended September 30, 2021 was $220.2 million and represented an Adjusted Operating Income Margin of 42%. Adjusted Operating Income for the nine months ended September 30, 2020 was $162.6 million and represented an Adjusted Operating Income Margin of 48%. The increase of $57.6 million, or 35%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 42% in the nine months ended September 30, 2021 from 48% in the nine months ended September 30, 2020 due to incremental investment in research & development relative to sales related to new services and acquisitions and incremental investment in sales & marketing capacity that has helped accelerate revenue growth, as well as general and administration costs to support incremental public company related requirements.

Adjusted EBITDA
EBITDA is defined as earnings before debt-related costs, including interest and loss on debt modification and extinguishment, provision for taxes, depreciation, and amortization. Management further adjusts EBITDA to exclude certain items of a significant or unusual nature, including other (income) expense, net, impact of certain non-cash items, such as fair value adjustments to acquired unearned revenue and equity-based compensation, restructuring and transaction-related expenses, and integration costs and acquisition-related compensation. We exclude these items because these are non-cash expenses or non-cash fair value adjustments, which we do not consider indicative of performance and ongoing cash-generation potential or are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted EBITDA is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Net income (loss)	$(40.9)	$11.1	$(50.3)	$(72.7)
Add (less): Expense (benefit) from income taxes	45.5	1.4	101.4	9.8
Add: Interest expense, net	13.9	9.7	30.5	59.3
Add: Loss on debt modification and extinguishment	1.8	—	7.7	14.9
Add: Depreciation	2.9	2.4	10.4	6.4
Add: Amortization of acquired technology	10.7	5.5	24.2	16.7
Add: Amortization of other acquired intangibles	5.4	4.6	15.0	13.9
EBITDA	39.3	34.7	138.9	48.4
Add (less): Other expense (income), net(a)	(0.1)	(3.8)	(0.2)	(3.8)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	1.6	0.2	2.7	1.9
Add: Equity-based compensation expense	24.5	28.4	59.7	104.2
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	11.0	(0.1)	15.6	12.3
Add: Integration costs and acquisition-related expenses(d)	5.1	1.5	12.0	6.0
Adjusted EBITDA	$81.3	$60.9	$228.6	$169.0
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended September 30, 2021, this expense related primarily to costs incurred related to 2021 acquisitions. For the three and nine months ended September 30, 2021, this expense related primarily to costs incurred related to 2021 acquisitions and impairment charges related to the Company’s anticipated Waltham office relocation. For the three and nine months ended September 30, 2020, this expense related primarily to professional fees for the preparation for an initial public offering.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended September 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. For the three months ended September 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the nine months ended September 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. For the nine months ended September 30, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Cost of service	$0.6	$0.1	$1.8	$0.3
Sales and marketing	1.9	0.7	2.9	2.5
Research and development	1.7	0.6	5.4	2.9
General and administrative	0.8	0.1	1.8	0.3
Total integration costs and acquisition-related compensation	$5.1	$1.5	$12.0	$6.0
Adjusted EBITDA for the three months ended September 30, 2021 was $81.3 million, an increase of $20.4 million, or 33%, relative to the three months ended September 30, 2020. This increase was driven primarily from the growth in revenue and additional customers in 2021 and 2020.
Adjusted EBITDA for the nine months ended September 30, 2021 was $228.6 million, an increase of $59.6 million, or 35%, relative to the nine months ended September 30, 2020. This increase was driven primarily from the growth in revenue and additional customers in 2021 and 2020.
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
Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include Clickagy in October 2020, EverString in November 2020, Insent in June 2021, Chorus.ai in July 2021, and RingLead in September 2021. Purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date, including unearned revenue. Revenue from contracts that are impacted by the estimate of fair value of the unearned revenue upon acquisition will be recorded based on the fair value until such contract is terminated or renewed, which will differ from the receipts received by the acquired company allocated over the service period for the same reporting periods.
Equity-Based Compensation
New awards and modifications that took place as part of the Reorganization Transactions and the IPO contributed to elevated equity-based compensation expense in 2020 relative to 2019 and expected equity-based compensation expense for 2021 relative to 2020. See Note 15 for unamortized equity-based compensation costs related to each type of equity-based incentive award.
Impact of Changes to Long-term Debt
In February 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc., completed an offering of $350.0 million in aggregate principal amount of 3.875% senior notes due 2029. We used all of the net proceeds, along with cash on hand, to make the Debt Prepayment. Following the Debt Prepayment, as of February 2, 2021, $400.0 million aggregate principal amount of first lien term loans were outstanding under our First Lien Credit Agreement. In February 2021, ZoomInfo LLC entered into an amendment to our First Lien Credit Agreement, pursuant to which, among other things, there will be (i) an increase in the aggregate commitments to $250.0 million under our first lien revolving credit facility, (ii) the addition of the ZoomInfo Technologies LLC as a co-borrower, (iii) the repricing of our first lien term loan facility maturing in February 2026 and first lien revolving credit facility, and (iv) an extension of the maturity date of our first lien revolving credit facility to November 2025. In July 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc., issued and sold $300.0 million in aggregate principal amount of additional 3.875% senior notes due 2029. The notes were issued under the same indenture as the Issuers’ existing $350.0 million aggregate principal amount of 3.875% senior notes due 2029 (the “Existing Notes”), which were issued in February 2021, and constitute part of the same series as the Existing Notes. Further, In July 2021, we entered into an amendment to our existing First Lien Credit Agreement, that provided for the incurrence of an additional $200.0 million aggregate principal amount of additional term loans under its existing First Lien Credit Agreement.

In connection with the February 2021 debt repricing, ZoomInfo Technologies LLC replaced ZoomInfo LLC as the tax borrower on the 1st Lien Credit Agreements. To facilitate the change in tax borrower, the Company executed a series of internal equity transactions resulting in the recognition of $45.0 million of non-cash tax expense, substantially all of which is allocable to the noncontrolling interest.
Corporate Structure Simplification Transactions
In August 2021, the Company completed a series of reorganization transactions to simplify its corporate structure, including the distribution of shares of common stock of RKSI Acquisition Corp (“RKSI”) from ZoomInfo Holdings LLC to ZoomInfo HoldCo, the merger of RKSI with and into ZoomInfo HoldCo with ZoomInfo HoldCo surviving, and the merger of ZoomInfo HoldCo with and into the Company with the Company surviving. Prior to the consummation of the HoldCo Merger, all holders of HoldCo Units (other than the Company) exchanged their HoldCo Units and paired shares of Class B common stock of the Company for shares of Class A common stock of the Company pursuant to the terms of the limited liability company agreement of HoldCo. We recorded $41.9 million of non-cash tax expense due to a shift of GAAP basis from a non-taxable entity to a taxable entity in connection with this restructure.
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
We anticipate that interest expense could be impacted by changes in variable interest rates or the issuance of additional debt.
Loss on Debt Modification and Extinguishment
Loss on debt modification and extinguishment consists of prepayment penalties and impairment of deferred financing costs associated with the modification or extinguishment of debt, as well as new fees incurred with third parties in connection with debt modifications.
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
Changes to existing tax law including changes to the corporate income tax rates and the Company’s state tax footprint could lead to substantial revaluations of the tax receivable agreement liability recorded through other income and expense, net.
The magnitude of other income and expenses, net may increase as we expand operations internationally and add complexity to our operations.

Income Tax Expense (Benefit)
ZoomInfo OpCo is currently treated as a pass-through entity for U.S. federal income tax purposes and most applicable state and local income tax purposes. Income tax expense (benefit), Deferred tax assets, Deferred tax liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid by our corporate subsidiaries and, to the extent paid directly by our limited liability companies and partnerships that are treated as partnerships for tax purposes, our partnerships. Our corporate subsidiary, RKSI Acquisition Corporation, was subject to income taxes in the United States and held a noncontrolling interests in our subsidiary, ZoomInfo Technologies LLC. ZoomInfo Technologies LLC is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by ZoomInfo Technologies LLC is passed through to and included in the taxable income or loss of its partners, including ZoomInfo LLC and RKSI Acquisition Corporation. However, because RKSI Acquisition Corporation is subject to income taxes in the United States, income allocated to such corporate subsidiaries for tax purposes reduces the taxable income allocated to and distributions made to ZoomInfo OpCo. During Q3 2021, RKSI Acquisition Corporation was distributed up to ZoomInfo Holdco followed by the merger of RKSI Acquisition Corporation with and into ZoomInfo Holdco and the merger of ZoomInfo Holdco with and into ZoomInfo Technologies Inc. Significant judgments and estimates are required in determining our consolidated income tax expense. See Note 2 to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.

Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Revenue	$197.6	$123.4	$524.9	$336.5

Cost of service:
Cost of service(1)	27.2	21.2	72.1	64.2
Amortization of acquired technology	10.7	5.5	24.2	16.7
Gross profit	159.7	96.7	428.6	255.6

Operating expenses:
Sales and marketing(1)	65.3	46.1	164.0	139.7
Research and development(1)	34.4	10.6	78.8	36.9
General and administrative(1)	23.4	17.1	64.1	45.3
Amortization of other acquired intangibles	5.4	4.6	15.0	13.9
Restructuring and transaction-related expenses	11.0	(0.1)	17.6	12.3
Total operating expenses	139.5	78.3	339.5	248.1
Income (loss) from operations	20.2	18.4	89.1	7.5

Interest expense, net	13.9	9.7	30.5	59.3
Loss on debt modification and extinguishment	1.8	—	7.7	14.9
Other (income) expense, net	(0.1)	(3.8)	(0.2)	(3.8)
Income (loss) before income taxes	4.6	12.5	51.1	(62.9)
Income tax expense (benefit)	45.5	1.4	101.4	9.8
Net income (loss)	(40.9)	11.1	(50.3)	(72.7)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	—	—	(5.1)
Less: Net income (loss) attributable to noncontrolling interests	(0.3)	6.2	(22.2)	(38.1)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$(40.6)	$4.9	$(28.1)	$(29.5)
__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2021	2020	2021	2020
Cost of service	$2.8	$6.8	$9.5	$23.8
Sales and marketing	9.5	15.2	25.1	53.6
Research and development	7.4	1.8	13.2	11.9
General and administrative	4.8	4.6	11.9	14.9
Total equity-based compensation expense	$24.5	$28.4	$59.7	$104.2

Three Months Ended September 30, 2021 and Three Months Ended September 30, 2020
Revenue. Revenue was $197.6 million for the three months ended September 30, 2021, an increase of $74.2 million, or 60%, as compared to $123.4 million for the three months ended September 30, 2020. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Products acquired within the last 12 months contributed $8.1 million for the three months ended September 30, 2021.
Cost of Service. Cost of service was $37.9 million for the three months ended September 30, 2021, an increase of $11.2 million, or 42%, as compared to $26.7 million for the three months ended September 30, 2020. The increase was primarily due to increased payroll and hosting expense to support new and growing customers, and increased amortization of acquired technology related to acquisitions, partially offset by reduced equity-based compensation expense.
Operating Expenses. Operating expenses were $139.5 million for the three months ended September 30, 2021, an increase of $61.2 million, or 78%, as compared to $78.3 million for the three months ended September 30, 2020. Excluding equity-based compensation expenses, operating expenses were $117.8 million for the three months ended September 30, 2021, an increase of $61.1 million, or 108%, as compared to $56.7 million for the three months ended September 30, 2020. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $24.9 million, or 81%, to $55.8 million for the three months ended September 30, 2021, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, additional commission expense and amortization of deferred commissions related to obtaining contracts with customers, and additional marketing expense;
•an increase in research and development expense (excluding equity-based compensation) of $18.2 million, or 207%, to $27.0 million for the three months ended September 30, 2021, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services;
•an increase in general and administrative expense (excluding equity-based compensation) of $6.1 million, or 49%, to $18.6 million for the three months ended September 30, 2021, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization; and
•restructuring and transaction-related expense of $11.0 million for the three months ended September 30, 2021, primarily due to costs incurred related to 2021 acquisitions. This represented an increase of $11.1 million, as compared to expense of $(0.1) million for the three months ended September 30, 2020, which largely represented the revaluation of expected earn-out payments for prior acquisitions.
Interest Expense, Net. Interest expense, net was $13.9 million for the three months ended September 30, 2021, an increase of $4.2 million, or 43%, as compared to $9.7 million for the three months ended September 30, 2020. The increase was primarily due to the increase in the total amount of debt, attributable to the February and July 2021 issuances of Senior Notes.
Income Tax Expense (Benefit). Expense from income taxes for the three months ended September 30, 2021 was $45.5 million, representing an effective tax rate of 989.1%, as compared to expense from income taxes of $1.4 million for the three months ended September 30, 2020, representing an effective tax rate of 11.2%. The increase in the effective tax rate was primarily due to the recognition of $41.9 million of non-cash tax expense resulting from a shift in GAAP basis from a non-taxable entity to a taxable entity.

Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020
Revenue. Revenue was $524.9 million for the nine months ended September 30, 2021, an increase of $188.4 million, or 56%, as compared to $336.5 million for the nine months ended September 30, 2020. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Products acquired within the last 12 months contributed $15.4 million for the nine months ended September 30, 2021.
Cost of Service. Cost of service was $96.3 million for the nine months ended September 30, 2021, an increase of $15.4 million, or 19%, as compared to $80.9 million for the nine months ended September 30, 2020. The increase was primarily due to increased payroll costs and increased hosting expense to support new and growing customers, and increased amortization of acquired technology related to prior year acquisitions, partially offset by non-recurring equity-based compensation expense in the prior year triggered by the IPO.
Operating Expenses. Operating expenses were $339.5 million for the nine months ended September 30, 2021, an increase of $91.4 million, or 37%, as compared to $248.1 million for the nine months ended September 30, 2020. Excluding equity-based compensation expenses, operating expenses were $289.3 million for the nine months ended September 30, 2021, an increase of $121.6 million, or 73%, as compared to $167.7 million for the nine months ended September 30, 2020. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $52.8 million, or 61%, to $138.9 million for the nine months ended September 30, 2021, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding equity-based compensation) of $40.6 million, or 162%, to $65.6 million for the nine months ended September 30, 2021, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services;
•an increase in general and administrative expense (excluding equity-based compensation) of $21.8 million, or 72%, to $52.2 million for the nine months ended September 30, 2021, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization, as well as additional professional services and corporate insurance costs related to operating as a public company; and
•restructuring and transaction-related expense of $17.6 million for the nine months ended September 30, 2021, primarily due to costs incurred related to 2021 acquisitions, as well as impairment and accelerated depreciation related to the Company’s anticipated Waltham office relocation. This represented an increase of $5.3 million, or 43%, as compared to expense of $12.3 million for the nine months ended September 30, 2020, which largely represented IPO costs and Komiko contingent consideration remeasurement.
Interest Expense, Net. Interest expense, net was $30.5 million for the nine months ended September 30, 2021, a decrease of $28.8 million, or 49%, as compared to $59.3 million for the nine months ended September 30, 2020. The decrease was primarily due to interest savings as a result of repayment of the second lien debt and $100.0 million first lien debt principal repayment in June 2020, and the debt repricing in February 2021, partially offset by increases in the amount of total debt, attributable to the February and July 2021 issuances of Senior Notes.
Income Tax Expense (Benefit). Expense from income taxes for the nine months ended September 30, 2021 was $101.4 million, representing an effective tax rate of 198.4%, as compared to expense from income taxes of $9.8 million for the nine months ended September 30, 2020, representing an effective tax rate of (15.5)%. The increase in the effective tax rate was primarily due to the recognition of non-cash tax expense in Q1 and Q3 2021 resulting from a shift in GAAP basis from a non-taxable entity to a taxable entity.

Liquidity and Capital Resources
As of September 30, 2021, we had $196.8 million of cash and cash equivalents, $36.5 million of short-term investments, and $250.0 million available under our undrawn first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included in the Condensed Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2021, we had unearned revenue of $287.9 million, of which $285.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
After the consummation of the Reorganization Transactions, ZoomInfo Technologies Inc. became a holding company with no material assets other than its ownership of HoldCo Units, and ZoomInfo HoldCo became a holding company with no material assets other than its ownership of ZoomInfo OpCo Units. During Q3 2021, ZoomInfo Holdco was merged with and into ZoomInfo Technologies Inc. ZoomInfo Technologies Inc. has no independent means of generating revenue. The limited liability company agreement of ZoomInfo OpCo provides that certain distributions to cover the taxes of the ZoomInfo Tax Group and ZoomInfo Technologies Inc.’s obligations under the tax receivable agreements will be made. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that ZoomInfo Technologies Inc cause ZoomInfo OpCo to make distributions to ZoomInfo Technologies Inc. in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements contain covenants that may restrict ZoomInfo OpCo and its subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo OpCo is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo OpCo (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo OpCo are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo OpCo. See “Risk Factors - Risks Related to Our Organizational Structure” in Part I, Item 1A of our 2020 Form 10-K.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
($ in millions)	2021	2020
Net cash provided by (used in) operating activities	$228.1	$102.7
Net cash provided by (used in) investing activities	(739.4)	(11.8)
Net cash provided by (used in) financing activities	442.9	172.6
Net increase (decrease) in cash and cash equivalents and restricted cash	$(68.4)	$263.5
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $228.1 million for the nine months ended September 30, 2021 as a result of a net loss of $50.3 million, adjusted by non-cash charges of $238.3 million and the change in our operating assets net of operating liabilities of $40.1 million. The non-cash charges are primarily comprised of a decrease in deferred tax assets net of deferred tax liabilities of $84.5 million, equity-based compensation of $59.7 million, depreciation and amortization of $49.6 million, and amortization of deferred commission costs of $29.3 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $55.0 million, an increase in accounts payable of $11.8 million, and a decrease in accounts receivable of $7.2 million, partially offset by an increase in deferred costs and other assets of $33.5 million.
Net cash provided by operations was $102.7 million for the nine months ended September 30, 2020 as a result of a net loss of $72.7 million, adjusted by non-cash charges of $179.7 million and partially offset by the change in our operating assets net of operating liabilities of $4.3 million. The non-cash charges were primarily comprised of depreciation and amortization of $37.0 million, equity-based compensation of $104.2 million, loss on early extinguishment of debt of $14.9 million, amortization of deferred commission costs of $17.5 million, and a decrease in deferred tax assets net of deferred tax liabilities of $4.5 million. The change in operating assets net of operating liabilities was primarily the result of an increase in deferred costs and other assets of $22.3 million and an increase in accounts receivable of $4.6 million, partially offset by an increase in unearned revenue of $16.8 million and an increase in accrued expenses and other liabilities of $6.9 million.
Restructuring and transaction-related cash costs for the nine months ended September 30, 2021 primarily related to transaction costs related to 2021 acquisitions and tax payments related to entity conversions, which are not expected to recur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the nine months ended September 30, 2021, and 2020, we incurred the following cash expenditures:

	Nine Months Ended September 30,
($ in millions)	2021	2020
Cash interest expense	$26.3	$56.8
Restructuring and transaction-related expenses paid in cash(a)	$19.3	$11.7
Integration costs and acquisition-related compensation paid in cash(b)	$4.7	$7.6
$26.3
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the nine months ended September 30, 2021, these payments related primarily to transaction costs related to 2021 acquisitions and tax payments related to entity conversions. For the nine months ended September 30, 2020, these payments related primarily to the IPO, including professional fees, severance and acceleration of payments for terminated employees, and deferred consideration.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the nine months ended September 30, 2021, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI and retention awards payable to acquired employees. For the nine months ended September 30, 2020, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI.

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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the nine months ended September 30, 2021 was $739.4 million, consisting of cash paid for acquisitions of $717.5 million, purchases of short-term investments of $119.8 million, and purchases of property and equipment and other assets of $15.8 million, partially offset by proceeds from sales of short-term investments of $61.7 million and maturities of short-term investments of $52.0 million.
Cash used in investing activities for the nine months ended September 30, 2020 was $11.8 million, consisting of purchases of property and equipment and other assets.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash Flows from (used in) Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2021 was $442.9 million, primarily comprised of proceeds from debt of $1,071.8 million, partially offset by payments on long-term debt of $581.4 million, tax distributions to equity partners of $19.9 million, payments of debt issuance and modification costs of $11.4 million, and payments of deferred consideration of $9.4 million.
Cash provided by financing activities for the nine months ended September 30, 2020 was $172.6 million, consisting of the IPO proceeds, net of underwriter discount, of $1,023.7 million, partially offset by the redemption of Series A Preferred Units of $274.2 million, payments on long-term debt of $510.9 million, purchase of OpCo Units from Pre-IPO Unitholders for $47.2 million, payments of deferred consideration of $24.7 million, the payment of debt issuance costs of $7.2 million, and distributions to equity partners of $9.9 million.
Refer to Note 8 of our consolidated financial statements for additional information related to each of our borrowings.
Debt Obligations
As of September 30, 2021, the aggregate remaining balance of $600.0 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026. As of September 30, 2021, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans. The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.00% to 2.25% for LIBOR Based Loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 3.39% and 4.30% as of September 30, 2021 and December 31, 2020, respectively.

Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended September 30, 2021 was $294.4 million. Our total net leverage ratio to Adjusted EBITDA as of September 30, 2021 was 3.4x.
Our consolidated first lien net leverage ratio is defined in our First Lien Credit Agreement as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended September 30, 2021 was $387.4 million. Our consolidated first lien net leverage ratio as of September 30, 2021 was 0.9x.
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended September 30, 2021 was $387.4 million. Our total net leverage ratio to Cash EBITDA as of September 30, 2021 was 2.6x.

Trailing Twelve Months as of
(in millions)	September 30, 2021
Net income (loss)	$(14.0)
Add (less): Expense (benefit) from income taxes	96.3
Add: Interest expense, net	40.4
Add: Loss on debt modification and extinguishment	7.7
Add: Depreciation	12.9
Add: Amortization of acquired technology	30.8
Add: Amortization of other acquired intangibles	19.7
EBITDA	193.9
Add (less): Other expense (income), net(a)	(11.8)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	3.3
Add: Equity-based compensation expense	77.1
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	17.0
Add: Integration costs and acquisition-related expenses(d)	15.0
Adjusted EBITDA	294.4
Add: Unearned revenue adjustment	95.3
Add: Pro forma cost savings	4.6
Add (less): Cash rent adjustment	0.2
Add (less): Pre-Acquisition EBITDA	(8.0)
Add (less): Other lender adjustments	0.9
Cash EBITDA	$387.4
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended September 30, 2021, this expense related primarily to deferred acquisition cost revaluations.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the trailing twelve months ended September 30, 2021, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Trailing Twelve Months as of
(in millions)	September 30, 2021
Cost of service	$1.9
Sales and marketing	3.9
Research and development	6.6
General and administrative	2.6
Total integration costs and acquisition-related compensation	$15.0
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
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the anticipated tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Class A common stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Technologies Inc. may make under the tax receivable agreements will be substantial. As of September 30, 2021, the Company had a liability of $3,065.8 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units exchanged. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. See Note 16 in our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Contractual Obligations and Commitments
As of September 30, 2021, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $351.2 million. Refer to Note 14 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Except as set forth above and in Note 11 - Commitments and Contingencies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in the contractual obligations and commitments disclosed in our Annual Report on 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2021, there were no “off-balance sheet arrangements.”

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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on LIBOR. As of September 30, 2021, the total principal balance outstanding was $600.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). We have interest rate exposure with respect to $150.0 million of variable-rate debt through April of 2022, representing the nominal portion of the First Lien Term Loan that is not currently designated in a hedging relationship. Based on the outstanding balances and interest rates of our First Lien Term Loan as of September 30, 2021, a hypothetical 1% relative increase or decrease in our effective interest rate would cause an increase in interest expense of approximately $0.3 million and no change, respectively, over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of September 30, 2021, $400.0 million of the notional amount of the interest rate cap contract is not designated as an accounting hedge. Future fair value adjustments on this dedesignated instrument are recorded in Interest expense, net in the Consolidated Statement of Operations. A hypothetical 1% relative increase or decrease in interest rates would cause a decrease in interest expense of $2.1 million and no change, respectively, due to changes in the fair value of these instruments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our Class A common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
July 1 through July 31, 2021	—	$—	—	—
August 1 through August 31, 2021	—	$—	—	—
September 1 through September 31, 2021	20,636	$65.19	—	—
Total	20,636	$65.19	—	—
(1) All of these shares were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB Phantom Units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	8-K filed June 8, 2020	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
10.1	Amendment No. 3 to First Lien Credit Agreement, dated July 20, 2021, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), Morgan Stanley Bank, N.A., as the 2021-1 incremental first lien term loan lender and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed July 20, 2021	001-39310	10.1
10.2	Amendment No. 1 to the Reorganization Tax Receivable Agreement, dated August 20, 2021, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto
10.3	Amendment No. 1 to the Exchange Tax Receivable Agreement, dated August 20, 2021, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: November 01, 2021