Form 10-K
period 2021-12-31
ZoomInfo Technologies Inc.
filed 2022-02-24
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $6.3 billion.

As of February 11, 2022, the number of outstanding shares of the registrant's common stock was:
403,301,898 shares of Class A common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of ZoomInfo Technologies Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this report.

i

GLOSSARY
As used in this annual report on Form 10-K (this “Form 10-K”), the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise. References in this Form 10-K to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-K to “ZoomInfo,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, (2) after the consummation of the Reorganization Transactions and prior to the consummation of the Holding Company Reorganization, to ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) and its consolidated subsidiaries and (3) after the consummation of the Holding Company Reorganization, to ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) and its consolidated subsidiaries unless the context indicates otherwise
•“ACV” refers to annual contract value, or the total annualized value that a customer has agreed to pay for subscription services at any particular point in time under contract(s) that are or were enforceable at that point in time.
•“Blocker Companies” refers to certain of our Pre-IPO OpCo Unitholders that are taxable as corporations for U.S. federal income tax purposes.
•“Blocker Mergers” refers to the mergers described under “Reorganization Transactions” in Note 1 - Organization and Background to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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
•“Holding Company Reorganization” refers to the transactions described under “UP-C Corporate Structure and Multi-Class Voting Structure Elimination” in Note 1 - Organization and Background to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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
•“IPO” refers to the initial public offering of Class A common stock of ZoomInfo Intermediate.
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
•“Reorganization Transactions” refers to the transactions described under “Reorganization Transactions” in Note 1 - Organization and Background to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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
•“Tax Receivable Agreements” or “TRA” refers collectively to the Exchange Tax Receivable Agreement and the Reorganization Tax Receivable Agreement.
•“ZoomInfo HoldCo” refers to ZoomInfo Intermediate Holdings LLC, a Delaware limited liability company, and a direct subsidiary of ZoomInfo Intermediate.
•“ZoomInfo Intermediate” refers to ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.), a Delaware corporation, and a direct subsidiary of ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.).
•“ZoomInfo OpCo” refers to ZoomInfo Holdings LLC (formerly known as DiscoverOrg Holdings, LLC), a Delaware limited liability company, and a direct subsidiary of ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) and ZoomInfo Intermediate.
•“ZoomInfo Tax Group" refers to, collectively, ZoomInfo Intermediate or any member of its affiliated, consolidated, combined, or unitary tax group.
Until the end of 2021, we were an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012. Based on the aggregate market value of our Class A common stock held by non-affiliates as of June 30, 2021, we no longer qualify as an “emerging growth company” and are no longer exempt from various reporting requirements applicable to other public companies.

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
Risk Factor Summary
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from forward-looking statements included in this Annual Report on Form 10-K. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows and should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A. in this report:
•the ongoing COVID-19 pandemic, including the global economic uncertainty and measures taken in response, could materially impact our business and future results of operations;
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
•changes in search engine algorithms and dynamics could negatively affect traffic to our website;
•we may fail to protect and maintain our intellectual property;
•third-parties could use our products and services in a manner that is unlawful or contrary to our values;
•we may be unable to successfully integrate acquired businesses, services, databases, and technologies into our operations, which could have an adverse effect on our business;
•we may be unsuccessful in selling our products or retaining our customers if the quality of our customer service falters;
•our indebtedness could adversely affect our financial condition, our ability to raise additional capital to fund our operations, our ability to operate our business, our ability to react to changes in the economy or our industry, and our ability to meet our obligations under our outstanding indebtedness, and could divert our cash flow from operations for debt payments; and
•the parties to our stockholders agreement have special rights and interests that may conflict with ours or yours in the future.

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
Industry and Market Data
References herein to the Company being a leader in a market or product category refer to our belief that we have a leading market share position in each specified market, unless the context otherwise requires.

PART I
ITEM 1. BUSINESS
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations, and recruiting teams. RevOS – our modern, cloud-based operating system for revenue professionals – delivers comprehensive and high-quality intelligence and analytics to provide sales, marketing, operations, and recruiting professionals accurate information and insights on the organizations and professionals they target. This enables our customers to shorten sales cycles and increase win rates by empowering sellers, marketers, and recruiters to deliver the right message to the right person at the right time.
We are able to deliver high-quality intelligence at scale by leveraging an artificial intelligence (“AI”) and machine learning (“ML”) powered engine that gathers data from millions of sources in real time and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people at scale. This data engine along with our team of research analysts and data scientists enrich our platform by providing deep insights, such as personnel moves, pain points, or planned investments, technologies used by companies, intent signals, decision-maker contact information, advanced attributes (such as time series growth, granular department and location information, and employee trends), organizational charts, news and events, hierarchy information, locations, and funding details. Our customers access insights directly in our platform and can also integrate our data and insights directly into their customer relationship management system (“CRM”) or sales and marketing automation systems, to improve their existing go-to-market processes.
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by our CEO, Henry Schuck. DiscoverOrg achieved significant organic growth since its founding and acquired Zoom Information, Inc. (“Pre-Acquisition ZI”) in February 2019 to further expand the breadth of our go-to-market intelligence, industry coverage, and addressable market opportunity. The combined business was incorporated as the former ZoomInfo Technologies Inc. (now ZoomInfo Intermediate Inc.) on November 14, 2019 for the purposes of facilitating the IPO. On June 8, 2020, ZoomInfo completed the IPO.
On October 29, 2021, ZoomInfo implemented a holding company reorganization in which ZoomInfo NewCo Inc., which subsequently was renamed “ZoomInfo Technologies Inc.,” became the successor registrant to its subsidiary, ZoomInfo Technologies Inc., which subsequently changed its name to “ZoomInfo Intermediate Inc.”
Our corporate headquarters are located in Vancouver, Washington. The company has additional offices across the United States, including in Waltham, Massachusetts; Bellevue, Washington; Bethesda, Maryland; Conshohocken, Pennsylvania; Grand Rapids, Michigan; San Mateo and San Francisco, California; Melville, New York; and Roswell, Georgia, as well as an international presence in Tel Aviv and Ra’anana, Israel, and London, England. Our primary website address is www.zoominfo.com. The information on our website is not incorporated herein or otherwise a part of this Annual Report on Form 10-K.
Our Platform
Our modern, cloud-based operating system for revenue professionals delivers comprehensive and high-quality intelligence and analytics to provide sales, marketing, operations, and recruiting professionals accurate information and insights on the organizations and professionals they target.
We enhance the breadth of this intelligence with deep insights, such as personnel moves, pain points, or planned investments, technologies used by companies, intent signals, decision-maker contact information, advanced attributes (such as time series growth, granular department and location information, and employee trends), organizational charts, news and events, hierarchy information, locations, and funding details. All of this can be integrated directly into our customers’ CRM and sales and marketing automation systems.

This 360-degree view provides detailed understanding, and coupled with our analytics, shortens sales cycles and increases win rates by enabling sellers, marketers, and recruiters to deliver the right message, to the right person, at the right time. Our intelligence is kept up to date in real time. This is accomplished through a combination of robust systems and processes leveraging AI, ML, and our proprietary human-in-the-loop approach.
Our Data Engine
We deliver high-quality intelligence at scale by leveraging an AI and ML-powered engine that gathers data from millions of sources and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people at scale. We aggregate and extract distinct types of data, such as revenue, locations, technologies, keywords, contact information, including email addresses, titles, and phone numbers, and many others, from millions of public and proprietary sources. Our evidence-based ML algorithm scores, ranks, and makes determinations about these billions of data points each week. To help train our AI and ML technologies and augment our contributory network, we have a team of research analysts and data scientists with deep expertise in cleaning business-to-business data. This human-in-the-loop team plays a strategic role, focusing on quality assurance and addressing data and intelligence gaps that technology alone cannot solve. We have processes in place to use our research team to tag anomalies in data, review data pieces that require another manual verification, identify patterns to transform this understanding into algorithms, and identify methods to automate data gathering. We are able to provide a guarantee of at least 95% accuracy as a result of our focus on quality.
Our Competition
We believe there are currently no competitors who offer a sales, marketing, operations, and recruiting intelligence platform as comprehensive as ours. We are able to provide measurable revenue improvement; accuracy, depth and coverage of data; unique data points to leverage insights; and a platform that can be integrated and automated with a variety of CRM, marketing, operations, or recruiting platforms. In limited circumstances, we will see other vendors that focus on specific use-cases, niche end-markets, or leveraging legacy and/or inaccurate data sets try to compete in potential deals. These potential competitors include LinkedIn Sales Navigator, D&B Hoovers, and TechTarget.
We believe the principal factors that drive competition between vendors in the market include:
•comprehensive platform offering;
•quality and accuracy of data;
•breadth and depth of data;
•ease of use and deployment;
•tangible benefits and ROI for customers;
•data privacy and security;
•ability to integrate with customers’ CRM and sales and marketing automation systems; and
•sophistication of solutions used to manage, maintain, and combine intelligence.
We believe we compete favorably across these factors. We have achieved a median sales cycle of less than 30 days from opportunity creation to close. For additional information, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Our Customers
Our large and diversified customer base spans a wide variety of industry verticals, including software, business services, manufacturing, telecommunications, financial services, media and internet, transportation, education, hospitality, and real estate. Our customers range from the largest global enterprises, to mid-market companies, down to small businesses. No single customer contributed more than 1% of revenue for the year ended December 31, 2021.
Intellectual Property
Protecting our intellectual property and proprietary technology is an important aspect of our business. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as written agreements and other contractual provisions, to protect our proprietary technology, processes, and other intellectual property.
We own a number of patents, registered trademarks (including ZOOMINFO and DISCOVERORG, among others), and copyrights in the United States. We also have a portfolio of registered domain names (including zoominfo.com) for websites that we use in our business.
In addition, we generally enter into confidentiality agreements and invention or work product assignment agreements with employees and contractors involved in the development of our proprietary intellectual property.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective.
Data Privacy and Protection
The business contact information and other data we collect and process are an integral part of our products and services. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the United States, as well as the enactment of European Union’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, the United Kingdom’s transposition of GDPR into its domestic laws following the United Kingdom’s exit from the European Union (“Brexit”) in January 2021, China’s enactment of the Data Security Law (“DSL”) and the Personal Information Protection Law (“PIPL”), which took effect September 2021 and November 2021, respectively, and the California Consumer Privacy Act (“CCPA”), which took effect in January 2020. Additionally, new state privacy laws will become effective in 2023, including the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, which will expand the CCPA, Virginia’s Consumer Data Protection Act, and the Colorado Privacy Act. Furthermore, other data privacy or data protection laws or regulations are under consideration in other jurisdictions, both in the form of entirely new laws such as in India, and in the form of updates to existing privacy laws, such as in Canada and Australia. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our customers. These laws are not uniform in the way they define and treat certain data types, including business-to-business data, biometric data or so called “sensitive” data and we must often tailor our consumer notices, compliance programs and responses to data subject access requests to account for the differences between applicable laws. These laws impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with the ability to opt out of such personal data collection, and place downstream obligations on our customers relating to their use of the information we provide.

These complex laws may be implemented, interpreted, or enforced in a non-uniform or inconsistent way across jurisdictions and we may not be aware of every development that impacts our business. These laws may also require us to make additional changes to our services in order for us or our customers to comply with such legal requirements. It may also increase our potential liability as a result of higher potential penalties for noncompliance. These and other legal requirements could reduce our ability to gather personal data used in our products and services. They could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process personal data. In some cases, it may impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. For example, in 2020 the European Union Court of Justice struck down a permitted personal data transfer mechanism between the European Union and the United States and introduced requirements to carry out transfer impact assessments in relation to the use of Standard Contractual Clauses, the most commonly used data transfer mechanism. This has led to increased regulatory and compliance burdens and uncertainty about or interruptions of personal data transfers from Europe to the United States (and beyond), as most recently evidenced by the Austrian Data Protection Authority’s decision that the use of Google Analytics violates the GDPR’s personal data transfer provisions. Use of other data transfer mechanisms now involves additional compliance steps and in the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.
The cost of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather the personal data needed to provide our products and services. It could negatively impact the use or adoption of our products and services or products and services similar to ours, reduce overall demand for our products and services, or products and services similar to ours, make it more difficult for us or competitive solutions to meet expectations from or commitments to customers and users, lead to significant fines, penalties, or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, any of which could harm our business.
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
Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products or services. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. For example, GDPR imposes sanctions for violations up to the greater of €20 million or 4% of worldwide gross annual revenue, PIPL violations may incur fines up to RMB 50 million or 5% of gross annual revenue, and the CCPA or its successor, the CPRA, allow for fines of up to $7,500 per violation (affected individual). Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.
Our respect for laws and regulations regarding the collection and processing of personal data underlies our strategy to improve our customer experience and build trust. Our privacy team is devoted to processing and fulfilling any requests regarding access to and deletion of their contact information in our platform. In particular, we have developed a “Privacy Center” on our website as a one-stop-shop for any person to submit access requests, request opt-out, or delete his or her information from our database. We have implemented a program for providing direct notifications to individuals. In addition, we endeavor to honor opt-out requests across our entire database.

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
Human Capital
As of December 31, 2021, we had 2,742 employees, consisting of 561 in cost of service, 1,238 in sales and marketing, 672 in research and development, and 271 in general and administrative. Of these, 84% of our employees were located in North America, while 14%, 2%, and less than 1% were located in the Middle East, Asia, and Europe, respectively.
Diversity and Inclusion
We place a high value on diversity and inclusion and are committed to ensuring that our organization creates a sense of belonging for all employees. Understanding that representation matters, as part of our Global Inclusion and Diversity Initiative (GIDI), we take an active role in focusing on the equity, advancement, and empowerment of all communities, and strategize ways to increase diversity through recruitment, retention, professional development, diversity education, and community outreach. As ZoomInfo continues to grow, we want to empower all employees to excel in their professional objectives and feel proud to work for a company that celebrates their individuality while recognizing their differences.
We believe in the power of the team. Winning teams look for the best talent, regardless of background. We know that employees are our greatest asset, and we are proud of the diversity that we foster in our workplaces.
As of December 31, 2021, our U.S. workforce was approximately 27% ethnically diverse. Ethnically diverse is defined as individuals who self-identify in one or more of the following groups: Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander or Two or More Races or Ethnicities. In addition, 33% of the Company’s U.S. workforce identified as female and 1% identified as non-binary gender.
Benefits, Safety, and Wellness
We aim to offer fair compensation and benefits that encourage employee well-being, as well as attract and retain top talent. Our compensation packages provide a competitive salary and bonus, medical, dental, vision, retirement benefits, and generous paid time off.
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

Training and Development
Ensuring our employees have access to development opportunities and understand how to grow their career at ZoomInfo is a key tenet of our talent and engagement practices. As part of our efforts, we invest in a robust learning management system for employees, complete with online courses and live training on a variety of topics. To recognize and promote outstanding employees, we perform a comprehensive annual talent review process, through which we empower employees to drive their professional development in a way that also aligns with company objectives and values. The Compensation Committee of our board of directors reviews and oversees our incentive compensation plans, while the Nominating and Corporate Governance Committee of our board of directors oversees and approves the management continuity planning process.
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
The ongoing COVID-19 pandemic continues to disrupt the global economy and put unprecedented strains on governments, health care systems, educational institutions, businesses, and individuals around the world. The impact and duration of the COVID-19 pandemic and its related economic and financial disruptions are difficult to assess or predict. The ongoing impact on the global economic market is rapidly evolving and will depend upon the actions taken by governments, businesses, and other enterprises in response to COVID-19 and its related variants as well as to the economic and financial impacts related to the pandemic more broadly. The pandemic has already caused, and is likely to result in further, significant disruption of global financial markets and economic uncertainty. Adverse market conditions resulting from the spread of COVID-19 could materially adversely affect our business and the value of our Class A common stock.
Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic, including the retail, restaurant, hotel, hospitality, consumer discretionary, airline, and oil and gas industries and companies whose customers operate in impacted industries, may reduce their technology or sales and marketing spending or delay their sales transformation initiatives as a result of the pandemic, which could materially and adversely impact our business. At the beginning of the COVID-19 pandemic, we experienced headwinds in some sales cycles as business leaders adapted to the impacts of the pandemic and we saw heightened cancellations and reductions in spend from customers in heavily impacted industries relative to pre-COVID time frames. We also experienced longer sales cycles and more intense scrutiny, particularly for larger purchases and upgrades as customers and prospects re-assessed their growth trajectory in light of the changing economic environment. Although these headwinds dissipated by 2021, and demand for our platform normalized and returned to levels materially consistent with historical trends, we could experience similar or other headwinds as a result of the pandemic in future periods. Any such factors could result in our experiencing slowed growth or a decline in new customer demand for our platform and lower demand from our existing customers for upgrades within our platform, as well as existing and potential customers reducing or delaying purchasing decisions. We could also experience an increase in prospective customers seeking lower prices or other more favorable contract terms and current customers attempting to obtain concessions on the terms of existing contracts, including requests for early termination or waiver or delay of payment obligations, all of which has adversely affected and could materially adversely impact our business, results of operations, and overall financial condition in future periods. Further, we may face increased competition due to changes to our competitors’ products and services, including modifications to their terms, conditions, and pricing that could materially adversely impact our business, results of operations, and overall financial condition in future periods.

Due to the ongoing COVID-19 pandemic, all of our offices remain temporarily closed (including our headquarters and other significant locations), and most of our employees continue to work remotely. We have significantly limited business travel, in accordance with public health guidance and have held many company events as virtual-only experiences, as circumstances require. We may deem it advisable to similarly alter, postpone, or cancel entirely additional events in the future. If the COVID-19 pandemic worsens, especially in regions where we have offices, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ and service providers’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, sales cycles, employee productivity, or customer retention, any of which could harm our financial condition and business operations.
The COVID-19 pandemic could cause our third-party data center hosting facilities and cloud computing platform providers, which are critical to our infrastructure, to experience security incidents that impact our business, delay or disrupt performance or delivery of services, or experience interference with the supply chain of hardware required by their systems and services, any of which could materially adversely affect our business. Further, the COVID-19 pandemic has resulted in our employees and those of many of our customers and vendors working from home and conducting work via the internet, and if the network and infrastructure of internet providers becomes overburdened by increased usage or is otherwise unreliable or unavailable, our employees’, and our customers’ and vendors’ employees’, access to the internet to conduct business could be negatively impacted. Limitations on access or disruptions to services or goods provided by or to some of our suppliers and vendors upon which our platform and business operations relies, could interrupt our ability to provide our platform, decrease the productivity of our workforce, and significantly harm our business operations, financial condition, and results of operations.
Further, there has been a surge in widespread cyber-attacks during the COVID-19 pandemic. Our platform and the other systems or networks used in our business may experience an increase in attempted cyber-attacks, targeted intrusion, ransomware, and phishing campaigns seeking to take advantage of shifts to employees working remotely using their household or personal internet networks. The success of any of these unauthorized attempts could substantially impact our platform, the proprietary and other confidential data contained therein or otherwise stored or processed in our operations, and ultimately our business. Any actual or perceived security incident also may cause us to incur increased expenses to improve our security controls and to remediate security vulnerabilities.
The extent and continued impact of the COVID-19 pandemic on our business will depend on certain developments, including: the duration and spread of the outbreak, including the impact of new variants of the COVID-19 virus; global government responses to the pandemic including continued vaccine availability, deployment, and efficacy; the impact on the health and welfare of our employees and their families; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; delays in hiring and onboarding new employees; and the effect on our partners, vendors, and supply chains, all of which are uncertain and cannot be predicted. Because of our largely subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.
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

In addition, many of our potential competitors could have competitive advantages, such as greater name recognition, longer operating histories, significant install bases, broader geographic scope, the ability to respond more quickly and effectively to new or changing opportunities, technologies, standards or customer requirements, and larger sales and marketing budgets and resources. Many of our potential competitors may have established relationships with independent software vendors, partners, and customers, greater customer experience resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical, and other resources. New competitors, mergers and acquisitions in the technology industry, or alliances among competitors may emerge and rapidly acquire significant market share due to these or other factors. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively. As a result, even if our products and services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of our services.
Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services.
Our products and services rely heavily on the collection and use of information to provide effective insights to our customers and users. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the United States, as well as the enactment of GDPR, which took effect in May 2018, the United Kingdom’s transposition of GDPR into its domestic laws following Brexit in January 2021, China’s enactment of the DSL and the PIPL, which took effect September 2021 and November 2021, respectively, and the CCPA, which took effect in January 2020. Additionally, new state privacy laws will become effective in 2023, including the CPRA and California’s Proposition 24 (Consumer Personal Information Law and Agency Initiative), each effective January 1, 2023, which will expand the CCPA, Virginia’s Consumer Data Protection Act, and the Colorado Privacy Act. Furthermore at the federal level, two bills were introduced (or reintroduced) in the U.S. Senate in 2021: the 2021 Data Privacy Act, which would create an agency to enforce data protection rules, ensure that data practices are fair and transparent, and promote data protection and privacy innovation, and the Setting an American Framework to Ensure Data Access, Transparency, and Accountability Act, which seeks to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills and laws, such as consent requirements for entities providing services to the public that collect, store, process, use, or otherwise control sensitive personal information. Other data privacy or data protection laws or regulations are under consideration in other jurisdictions, both in the form of entirely new laws such as in India, and in the form of updates to existing, less onerous privacy laws, such as in Canada and Australia. We anticipate that federal, state and international regulators will continue to enact legislation related to privacy and cybersecurity. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our customers. These laws impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with the ability to opt out of such personal data collection, and place downstream obligations on our customers relating to their use of the information we provide.
Certain of our activities could be found by a government or regulatory authority to be noncompliant in the future with one or more data protection or data privacy laws, even if we have implemented and maintained a strategy that we believe to be compliant. New interpretations of existing laws or regulations could be inconsistent with our interpretations, increase our compliance burden, make it more difficult to comply, and/or increase our risk of regulatory investigations and fines. For example, we are subject to complex and evolving regulatory requirements regarding the collection and use of personal data, including changes under CCPA and CPRA (and other recently enacted and upcoming state laws) related to the sale of personal data, and, among other changes, the introduction of opt-out rights and data broker registration obligations.

These complex laws may be implemented, interpreted, or enforced in a non-uniform or inconsistent way across jurisdictions and we may not be aware of every development that impacts our business. These laws may also require us to make additional changes to our services in order for us or our customers to comply with such legal requirements and may also increase our potential liability as a result of higher potential penalties for noncompliance. These and other legal requirements could reduce our ability to gather personal data used in our products and services. They could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process personal data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. For example, in 2020 the European Union Court of Justice struck down the Privacy Shield, a formerly permitted personal data transfer mechanism between the European Union and the United States and introduced requirements to carry out transfer impact assessments in relation to the use of Standard Contractual Clauses, the most commonly used data transfer mechanism for international data transfers. This has led to increased regulatory and compliance burdens and uncertainty about or interruptions of personal data transfers from Europe to the United States (and beyond), as evidenced by the Austrian Data Protection Authority’s January 2022 decision that the use of Google Analytics violates the GDPR’s personal data transfer provisions. Use of other data transfer mechanisms now involves additional compliance steps and in the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.
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
Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our vendors, customers, users, or our customers’ customers to resist providing the data necessary to allow us to offer our services to our customers and users effectively, or could prompt individuals to opt out of our collection of their personal data. Further, our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers in the European Union may require their vendors to host all personal data within the European Union and may decide to do business with one of our competitors who hosts personal data within the European Union instead of doing business with us. Any inability to transfer personal data from the European Union to the United States in compliance with data protection laws may impede our ability to attract and retain customers and adversely affect our business. Even the perception that the privacy of personal data is not satisfactorily protected or does not meet regulatory requirements could discourage prospective customers from subscribing to our products or services or discourage current customers from renewing their subscriptions.
Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products or services. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. For example, GDPR imposes sanctions for violations up to the greater of €20 million or 4% of worldwide gross annual revenue, PIPL violations may incur fines up to RMB 50 million or 5% of gross annual revenue, and the CCPA or its successor, the CPRA, allow for fines of up to $7,500 per violation (affected individual). Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.

Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Further, we may be subject to additional risks associated with data security breaches or other incidents, in particular because certain data privacy laws, including the CCPA and CPRA, grant individuals a private right of action arising from certain data security incidents. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our business.
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
We also receive data from third-party vendors (e.g., other data brokers). While we have implemented certain contractual measures with such vendors to protect our interests, we are ultimately unable to verify with complete certainty the source of such data, how it was received, and that such information was collected and is being shared with us in compliance with all applicable data privacy laws.
We experience competition from companies that offer technologies designed to allow companies to better use and extract insights from existing, internal databases, or free information resources and from technologies that are designed to allow companies to gather and aggregate data from online sources.
The market for sales, marketing, and recruiting technology and data requires continuous innovation. It is highly competitive, rapidly evolving, and fragmented. There are low barriers to entry, shifting customer needs and strategies, and frequent introductions of new technologies and of new products and services. Many prospective customers have invested substantial resources to implement, and gained substantial familiarity with, competing solutions and therefore may be reluctant or unwilling to migrate from their current solution to ours. Many prospective customers may not appreciate differences in quality between our products and services and those of lower-priced competitors, and many prospects and current customers may not learn the best ways to use our products and services, making them less likely to obtain them or renew their subscriptions. New technologies and products may be or become better or more attractive to current or prospective customers than our products and services in one or more ways. Many current or prospective customers may find competing products or services more attractive if we do not keep pace with market innovation or changes in response to the COVID-19 pandemic, and many may choose or switch to competing products even if we do our best to innovate and provide superior products and services.
Our current competitors include:
•free online and offline sources of information on companies and business professionals, including government records, telephone books, company websites, and open online databases of business professionals, such as LinkedIn;
•our current and potential customers’ internal and homegrown business contact databases;
•when used in conjunction with the foregoing or when additionally providing third-party sales and marketing data, (i) predictive analytics and customer data platform technologies or (ii) sales and marketing vendors, which may specialize in appointment setting, online ad targeting, email marketing, or other outsource go-to-market functions;
•other vendors of sales automation, conversation intelligence, and chat software;
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
These risks could be exacerbated by weak economic conditions (including those related to the ongoing COVID-19 pandemic) and lower customer spending on sales and marketing. Weakened economic conditions could also disproportionately increase the likelihood that any given current or prospective customer would choose a lower-price alternative even if our products or services were superior. Some current and potential customers, particularly large organizations, have elected in the past, and may in the future, elect to rely on internal and homegrown databases, develop, or acquire their own software, programs, tools, and internal data quality teams that would reduce or eliminate the demand for our products and services. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition could be adversely affected.
Adverse or weakened general economic and market conditions may cause a reduction in spending on sales and marketing technology and information, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales, marketing, and recruiting, which depends in part on the amount of spending allocated by our customers or potential customers on sales and marketing technology and information. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments, such as potential trade wars, and actions or inactions of the U.S. or other major national governments, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets.
Market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad as a result of the foregoing events could affect the rate of information technology (“IT”) spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending on our platform during an economic downturn. In particular, spending patterns of small businesses are difficult to predict and are sensitive to various factors. In addition, weak economic conditions can result in customers seeking to utilize free or lower-cost information that is available from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, or non-renewal at the end of a contract term.
During weak economic times, there is an increased risk that one or more of our paying customers will file for bankruptcy protection, which may harm our revenue, profitability, and results of operations, a risk that could be exacerbated for an international customer where applicable bankruptcy laws may be unpredictable. In addition, we may determine that the cost of pursuing any creditor claim outweighs the recovery potential of such claim.

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
Current or future competitors may seek to develop new methods and technologies for more efficiently gathering, cataloging, or updating business information, which could allow a competitor to create a product comparable or superior to ours, or that takes substantial market share from us, or that creates or maintains databases at a lower cost that we experience. We can expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, data predicting, and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data. Our future success will depend, in part, upon our ability to internally develop and implement new and competitive technologies, use leading third-party technologies effectively, and respond to advances in data collection, cataloging and updating.

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
Moreover, our business is subscription-based, and therefore our customers are not obligated to, and may not, renew their subscriptions after their existing subscriptions expire or may renew at a lower price, including if such customers choose to reduce their data access rights under their subscription, reduce the products or services to which they have access, or reduce their number of users. Most of our subscriptions are sold for a one-year term, though some organizations purchase a multi-year subscription plan. While many of our subscriptions provide for automatic renewal, our customers may opt-out of automatic renewal and customers have no obligation to renew a subscription after the expiration of the term. Our customers may or may not renew their subscriptions as a result of a number of factors (including as a result of general economic downturns as a result of COVID-19), including their satisfaction or dissatisfaction with our products and services, decreases in the number of users at the organization, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of economic conditions, or reductions in our paying customers’ spending levels. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths if they were previously on multi-year contracts, or switch to lower cost offerings of our products and services. It is difficult to predict attrition rates given our varied customer base of enterprise, mid-market, and small business customers. Our attrition rates may increase or fluctuate as a result of a number of factors. If customers do not renew their subscriptions or renew on less favorable terms or fail to add more users, or if we fail to expand subscriptions of existing customers, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.

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
We have a number of sources contributing to the depth, breadth, and accuracy of the data on our platform including our contributory network. All of our free Community Edition users must participate in our contributory network to get access to data. Similarly, many of our paying customers participate in our contributory network to improve the quality of the data within their CRM and similar systems. Community Edition users may cease to participate in our contributory network after deciding not to renew our Community Edition version. Our paying customers, including those who have migrated from the Community Edition, may elect not to participate for various reasons, including their sensitivity to sharing information within our contributory network or their determination that the benefits from sharing do not outweigh the potential harm from sharing. If we are not able to attract new participants or maintain existing participants in our contributory network, our ability to effectively gather new data and update and maintain the accuracy of our database could be adversely affected. Additionally, the CCPA, CPRA, and other legal and regulatory changes are making, or will make, it easier for individuals to opt-out of having their personal data collected through an opt-out button available on our website, which could result in higher rates of opting out. We expect that third-party intermediaries will emerge that offer services involving opting individuals out of their personal data being collected at scale (i.e., from all platforms, including ours). Consequently, our ability to grow our business may be harmed and our results of operations and financial condition could suffer.
In addition, independent industry analysts often provide reviews of ZoomInfo, as well as the products offered by our competitors, and perception of the relative value of our brand in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.
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

We may not be able to adequately protect or enforce our proprietary and intellectual property rights in our data or technology.
Our success is dependent, in part, upon our ability to protect and enforce our intellectual property rights, including in our proprietary information and technology. No assurance can be given that our confidentiality, non-disclosure, or invention assignment agreements with employees, consultants, or other parties will not be breached and will otherwise be effective in controlling access to and distribution of our platform, or certain aspects of our platform, and proprietary information. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected.
Current law may not provide for adequate protection of our platform or data. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform, or certain aspects of our platform may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our data or certain aspects of our platform, or our data may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
To monitor and protect our intellectual property rights, we may be required to spend significant resources, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, if available on commercially reasonable terms or at all; our inability to license this technology could harm our ability to compete.
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

Our brand may be negatively affected by the actions of persons using our platform that are hostile or inappropriate, by the actions of individuals acting under false or inauthentic identities, by the use of our products or services to disseminate information that is misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform or by the use of our products or services for illicit, objectionable, or illegal ends. Further, we may fail to respond expeditiously or appropriately to any of the foregoing misuses, or to otherwise address customer and individual concerns, which could erode confidence in our business.
As we acquire and invest in companies or technologies, we may not realize expected business or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our business, results of operation, and financial condition.
As part of our business strategy, from time to time we make investments in, or acquisitions of, complementary businesses, services, databases, and technologies, and we expect that we will continue to make such investments and acquisitions in the future to further grow our business and our product and service offerings. Our strategy to make selective acquisitions to complement our platform depends on our ability to identify, and the availability of, suitable acquisition candidates. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. Additionally, in recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still SPACs seeking targets for their initial business combination, as well as many SPACs currently in registration with the SEC. As a result, at times, fewer attractive acquisition targets may be available, and it may require more time, more effort and more resources for us to identify a suitable target and to consummate an acquisition. Acquired assets, data, or businesses may not be successfully integrated into our operations, costs in connection with acquisitions and integrations may be higher than expected and we may also incur unanticipated acquisition-related costs. These costs could adversely affect our financial condition, results of operations, or prospects. Any acquisition we complete could be viewed negatively by customers, users, developers, partners, or investors, and could have adverse effects on our existing business relationships.
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
•difficulty with, and costs related to, transitioning the acquired technology onto our existing platforms, or transitioning from our existing platforms to the acquired technology, and customer acceptance of new or multiple platforms on a temporary or permanent basis;
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
We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. One area of significant growth has been in the number of customers using our products and services and in the amount of data in our databases. In addition, our organizational structure has become more complex as we have scaled our operational, financial, and management controls, as well as our reporting systems and procedures, and expanded internationally. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various offices around the world and maintaining our company culture across multiple offices. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.
To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will continue to require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources.
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
Numerous factors may impact a customer’s experience which may in turn impact the likelihood of such customer renewing or upgrading its subscription. Those factors include the usability of the platform, the depth, breadth, and accuracy of the data, the adequacy of our product documentation, and the quality of our onboarding, training, account management, and customer technical and research support functions. The number of customers has grown rapidly, and the continued growth that we anticipate will put additional pressure on our customer experience programs. It may be difficult for us to identify, recruit, train, and manage enough people with enough skill and talent in each area of the customer experience to adequately scale those functions to match the growth of our customer base. In addition, larger enterprise customers and customers with larger subscriptions are more demanding of our customer experience programs. If and as we add more large enterprise customers and increase the ACV of existing subscriptions, we may need to devote even more resources to such programs, and we may find it difficult to effectively scale those programs. If we do not adequately scale our customer experience operations to meet the demands of our growing customer base, an increase in large enterprise customers and large customer subscriptions or otherwise fail to provide an overall high-quality customer experience, fewer customers could renew or upgrade their subscriptions, and our reputation could suffer, negatively impacting our ability to acquire new customers, which would harm our business, results of operations, and financial condition.
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
While we have some experience in determining the optimal pricing and packaging of our products and services, we may need to change our pricing model from time to time. Demand for our products and services is sensitive to price, and current or prospective customers may choose not to subscribe or renew or upgrade their subscriptions due to costs. Further, certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our products and services or may bundle functionality compatible with our products and services and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire users more rapidly or at a lower cost than us, or both. As we continue to expand internationally, we may find that pricing and packaging appropriate in our current market is not acceptable to prospective customers in certain new markets. In addition, if our mix of features, integrations, and capabilities on our products and services changes or we develop additional versions for specific use cases or additional premium versions, then we may need or choose to revise our pricing.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel in locations where we maintain offices is intense, especially for engineers experienced in designing and developing software and software-as-a-service (“SaaS”) applications and experienced sales professionals. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. In addition, certain domestic immigration laws restrict or limit our ability to recruit internationally. Further, the typical immigration and visa procedures of the United States have been impacted by the COVID-19 pandemic and our current or future employees may be negatively affected by delays, disruptions or changes in U.S. immigration policies. Any changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to recruit and retain highly qualified employees. Many of the companies with which we compete for experienced personnel have greater resources than we have and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them.
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
We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our secured credit facilities restrict our ability to incur additional indebtedness, require us to maintain specified minimum liquidity and restrict our ability to pay dividends. The terms of any additional debt financing may be similar or more restrictive. For more information, see “—Risks Related to Our Indebtedness.”
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
•a need to comply with foreign regulatory frameworks or business practices (including with respect to data privacy and security), which among other things may favor local competitors;
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
•uncertainty regarding regulation, currency, tax, and operations resulting from the post-Brexit regulatory environment that could disrupt trade, the sale of our services and commerce and movement of our people between the United Kingdom, the European Union, and other locations;
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
•natural disasters (including those as a result of climate change), pandemics (such as COVID-19), acts of war, terrorism, pandemics, or security breaches;
•regional economic and political conditions; and
•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs.
Any of these factors could negatively impact our business and results of operations.
Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.
Threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated and have increased in scope and frequency during the COVID-19 pandemic. Our products and services, as well as our servers and computer systems and those of third parties that we rely on in our operations could be vulnerable to cybersecurity risks and threats or other events that could disrupt our information technology systems and/or subject us to liability such as manmade or natural disasters (including those as a result of climate change) or software vulnerabilities like Apache “Log4j,” which was identified in December 2021 and has affected thousands of businesses worldwide. An increasing number of organizations have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks.

We have in the past been the target of attempts to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures in order to gain unauthorized access to our systems, including to use our platform and data for purposes other than its intended purpose or to create products that compete with our platform. We employ multiple methods at different layers of our systems designed to defend against intrusion and attack, to protect our systems and to resolve and mitigate the impact of any incidents. Despite our efforts to keep our systems secure and to remedy identified vulnerabilities, future attacks could be successful and could result in substantial liability or business risk. We expect that third parties will continue to attempt to gain unauthorized access to our systems or facilities through various means, including hacking into our systems or facilities, or those of our customers or vendors, or attempting to fraudulently induce our employees, customers, vendors or other users of our systems into disclosing sensitive information, which may in turn be used to access our IT systems. Our cybersecurity programs and efforts to protect our systems and data, and to prevent, detect and respond to data security incidents, may not prevent these threats or provide adequate security. Further, we may be subject to additional liability risks associated with data security breaches or other incidents by virtue of the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents.
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
Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, security breaches, computer viruses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, earthquakes, and similar events. The occurrence of any of the foregoing events could result in damage to or failure of our systems and hardware. These risks may be increased with respect to operations housed at facilities outside of our direct control, and the majority of the communications, network, and computer hardware used to operate the cloud for our platforms are located at facilities maintained by Google or Amazon, which we do not own or control.

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
These hardware, software, data, and cloud computing systems may not continue to be available at reasonable prices, on commercially reasonable terms, or at all. Further, the ongoing COVID-19 pandemic could potentially disrupt the supply chain of such hardware needed to maintain these third-party systems and services or to run our business. Any loss of the right to use any of these hardware, software, or cloud computing systems could significantly increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license, and integrated into our services.
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

The variation in the sales cycle of our products may make it difficult to forecast our revenue and evaluate our business and future prospects.
The sales cycle for the evaluation and implementation of our paid versions, which can range from a single day to many months, may cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our Class A common stock price to decline.
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
In addition, we may be sued by third parties for breach of contract, defamation, negligence, unfair competition, or copyright or trademark infringement or claims based on other theories. We could also be subject to claims based upon the content that is accessible from our website through links to other websites or information on our website supplied by third parties or claims that our collection of information from third-party sites without a license violates certain federal or state laws or website terms of use. We could also be subject to claims that the collection or provision of certain information, including personal information by us or by third-parties with whom we interact breached laws or regulations relating to privacy or data protection. As a result of claims against us regarding suspected infringement, our technologies may be subject to injunction, we may be required to pay damages, or we may have to seek a license to continue certain practices (which may not be available on reasonable terms, if at all), all of which may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver our products and services and/or certain features, integrations, and capabilities of our platform. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our products or services, which could negatively affect our business. Further, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, so any alleged infringement by us resulting in claims against such customers would increase our liability.
Our exposure to risks associated with various claims, including the use of intellectual property, may be if we acquire other companies or technologies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired a company or technology that had not been asserted prior to our acquisition.

New or changing laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our platform and could harm our business.
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
On June 11, 2018, the repeal of the Federal Communications Commission’s (the “FCC”), “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, on September 30, 2018, California enacted the California internet Consumer Protection and Net Neutrality Act of 2018, making California one of several states to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation or the FCC. With the repeal of net neutrality rules in effect, we could incur greater operating expenses, which could harm our results of operations. As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our results of operations.
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
Our platforms depend on the ability of our users to access the internet and our platforms could be blocked or restricted in some countries for various reasons. Further, it is possible that governments of one or more foreign countries may seek to limit access to or certain features of our platforms in their countries, or impose other restrictions that may affect the availability of our platforms, or certain features of our platforms, in their countries for an extended period of time or indefinitely. For example, Russia and China are among a number of countries that have recently blocked certain online services, including Amazon Web Services (which is one of our cloud hosting providers), making it very difficult for such services to access those markets. Additionally, in August 2021, China adopted the PIPL, which took effect on November 1, 2021. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China, although numerous aspects of the law remain uncertain and developing and the impact that PIPL will have on businesses remains uncertain. In addition, governments in certain countries may seek to restrict or prohibit access to our platforms if they consider us to be in violation of their laws (including privacy laws) and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law or fail for any reason to comply with relevant law, our platforms could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to our platforms is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to add new customers or renew or grow the subscriptions of existing customers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated and our business, results of operations, and financial condition could be adversely affected.
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
Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of SOX could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.
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

We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 a material weakness in our internal control over financial reporting due to limited accounting department personnel capable of appropriately accounting for complex transactions undertaken by the company. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on the remediation steps implemented, management concluded that we have remediated the previously disclosed material weakness during the quarter ended March 31, 2021. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. Please refer to “Controls and Procedures—Remediation Efforts to Address the Previously Disclosed Material Weakness” in Part II, Item 9A of this Annual Report on Form 10-K for further information.
Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also could suffer if we or our independent registered public accounting firm report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our Class A common stock.
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
Prior to 2021, we incurred net losses in each year since our inception, including net losses of $36.4 million in 2020 and $78.0 million in 2019. We may not continue to achieve or maintain profitability in the future. Because the market for our platform is rapidly evolving and has not yet reached widespread adoption, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our partnerships, operations and infrastructure, both domestically and internationally, continue to enhance our platform and develop and expand its features, integrations, and capabilities, and expand and improve our platform. We also intend to continue to build and enhance our platform through both internal research and development and selectively pursuing acquisitions that can contribute to the capabilities of our platform. In addition, as we grow, we will incur additional significant legal, accounting, and other expenses. If our revenue does not increase to offset the expected increases in our operating expenses, we may not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on our platform, any failure to increase our number of paying customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our platform, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
Our Consolidated Balance Sheets reflects goodwill of $1,575.1 million and $1,000.1 million as of December 31, 2021 and 2020, respectively, and intangible assets, net of $431.0 million and $365.7 million as of December 31, 2021 and 2020, respectively. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:
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
As of December 31, 2021, we had total outstanding indebtedness of approximately $1,250.0 million consisting of outstanding borrowings under our first lien credit facilities. Additionally, we had $250.0 million of availability under our first lien revolving credit facility as of December 31, 2021. Our substantial indebtedness may:
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
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry, and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control, including those discussed elsewhere in this “Risk Factors” section. Our total principal repayments of debt made in 2021, 2020, and 2019 were $581.4 million, $510.9 million, and $649.8 million, respectively. Our total interest expense, net for 2021, 2020, and 2019 was $43.9 million, $69.3 million, and $102.4 million, respectively. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. We currently utilize, and may in the future utilize, derivative financial instruments such as interest rate swaps to hedge some of our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinue utilizing them at any time. As a result, we may incur higher interest costs if interest rates increase. Interest rates have been at historic lows for the last several years. During 2020 and 2021, the United States Federal Reserve took several steps to protect the economy from the impact of the COVID-19 pandemic, including reducing interest rates to new historic lows. There can be no assurance, however, that the United States Federal Reserve will not raise rates in 2022, and any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.
In addition, our variable rate indebtedness uses the London Interbank Offered Rate (“LIBOR”) as a benchmark for establishing the rate of interest and may be hedged with LIBOR-based interest rate derivatives. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. For example, the United States Federal Reserve has advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Federal Reserve, in conjunction with the Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities These reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past. While we are taking steps to assess our LIBOR exposure and mitigate potential impacts of such a transition, the consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.
Risks Related to Our Organizational Structure
ZoomInfo Technologies Inc. is a holding company, its only material asset is its interest in ZoomInfo Intermediate Inc. and ZoomInfo OpCo, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from ZoomInfo OpCo and its subsidiaries to pay taxes, make payments under the tax receivable agreements, and pay dividends.
ZoomInfo Technologies Inc. is a holding company, and has no material assets other than its ownership of common stock of ZoomInfo Intermediate Inc. and of OpCo Units. ZoomInfo Technologies Inc. has no independent means of generating revenue. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that the manager of ZoomInfo MidCo LLC would cause ZoomInfo MidCo LLC to make distributions to ZoomInfo Technologies Inc., in part through distributions to ZoomInfo Intermediate Inc. and ZoomInfo OpCo, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings or cash flow of ZoomInfo OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions. Additionally, to the extent that ZoomInfo Technologies Inc. needs funds, and ZoomInfo OpCo is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

We have no current plans to pay cash dividends on our Class A common stock. Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results, and financial condition, current and anticipated cash needs, plans for expansion, and any legal or contractual limitations on our ability to pay dividends. Our existing secured credit facilities include and any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, ZoomInfo MidCo LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo MidCo LLC (with certain exceptions) exceed the fair value of its assets. Subsidiaries of ZoomInfo MidCo LLC are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo MidCo LLC.
ZoomInfo Intermediate Inc. is required to pay our Pre-IPO Owners for most of the benefits relating to any additional tax depreciation or amortization deductions that we may claim as a result of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the ZoomInfo Tax Group’s increase in its allocable share of existing tax basis, and anticipated tax basis adjustments the ZoomInfo Tax Group receives in connection with sales or exchanges of OpCo Units after the IPO, and certain other tax attributes.
In connection with the IPO, we entered into two tax receivable agreements. We entered into (i) the Exchange Tax Receivable Agreement with certain of our Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These tax receivable agreements provide for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the tax receivable agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of Class A common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Intermediate Inc. to Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.

In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that the ZoomInfo Tax Group would otherwise be required to pay in the future, although the U.S. Internal Revenue Service (the “IRS”) may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the ZoomInfo Tax Group may differ from tax benefits calculated under the tax receivable agreements as a result of the use of certain assumptions in the tax receivable agreements, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the tax receivable agreements are an obligation of members of the ZoomInfo Tax Group, but not of ZoomInfo OpCo. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our Class A common stock at the time of exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of ZoomInfo OpCo and our possible utilization of tax attributes, including existing tax basis acquired at the time of the IPO, the payments that the members of the ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units or the prior owners of the Blocker Companies.
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

Accordingly, it is possible that the actual cash tax benefits realized by the ZoomInfo Tax Group may be significantly less than the corresponding tax receivable agreement payments or that payments under the tax receivable agreements may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the tax receivable agreements exceed the actual cash tax benefits that the ZoomInfo Tax Group realizes in respect of the tax attributes subject to the tax receivable agreements and/or payments to ZoomInfo Intermediate by ZoomInfo MidCo LLC are not sufficient to permit ZoomInfo Intermediate to make payments under the tax receivable agreements after it has paid taxes and other expenses. We may need to incur additional indebtedness to finance payments under the tax receivable agreements to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.
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
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are, and hold ourselves out as being, engaged primarily in the business of providing a go-to-market intelligence and engagement platform for sales and marketing teams through our majority- and wholly-owned operating subsidiaries. As a result, we do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.
We intend to conduct our operations so that we will not be deemed an investment company. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks Related to Ownership of Our Class A Common Stock
The parties to our stockholders agreement continue to have influence over us, and their interests may conflict with ours or yours in the future.
Pursuant to the terms of our stockholders agreement, we agreed to nominate to our board of directors individuals designated by TA Associates, Carlyle, and our Founders. Our Founders retained the right to designate at least one director for so long as they beneficially own at least 5% of the voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors. Therefore, for so long as a party to our stockholders agreement beneficially owns at least 5% of the voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors, or has a designee continuing to serve on our board of directors, they will still be able to significantly influence our management, business plans, and policies, including the appointment and removal of our officers, the composition of our board of directors, and decisions about whether to enter or not enter into significant transactions. The concentration of ownership or the rights provided under the terms of the stockholders agreement could deprive you of an opportunity to receive a premium for your shares of Class A common stock as part of a sale of our Company and ultimately might affect the market price of our Class A common stock.
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
You may be diluted by the future issuance of additional Class A common stock in connection with our incentive plans, acquisitions, or otherwise.
Your percentage ownership in our Class A common stock potentially could be diluted in the future because of additional equity awards that we expect will be granted to our directors, officers and employees. Our 2020 Omnibus Incentive Plan provides for the grant of common stock-based equity awards to our directors, officers and other employees. In addition, we may issue equity in order to raise capital or in connection with future acquisitions and strategic investments, which could dilute your percentage ownership. Any Class A common stock that we issue, including under our 2020 Omnibus Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by our Class A common stockholders.
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
The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our Class A common stock in the future at a time and at a price that we deem appropriate. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock issued pursuant to the 2020 Omnibus Incentive Plan. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market. Our registration statement on Form S-8 covers 18,650,000 shares of our Class A common stock. In addition, we have an effective registration statement on Form S-3 under the Securities Act on file that registered 10,287,643 shares of our Class A common stock that may be sold from time to time by certain of our officers and employees prior to the IPO.
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
In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits, and proceedings could include labor and employment, wage and hour, commercial, data privacy, intellectual property, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to compete effectively or to obtain adequate insurance in the future.
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
Change in our credit and other ratings could adversely impact our operations and lower our profitability.
Credit rating and other rating agencies continually revise their ratings and ratings methodologies for the companies that they follow, including us. These rating agencies also evaluate our industry as a whole and may change their credit and other ratings for us based on their overall view of our industry. Failure to maintain our credit ratings on long-term and short-term indebtedness could increase our cost of borrowing, reduce our ability to obtain intra-day borrowing, which we may need to operate our business, and adversely impact our results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Vancouver, Washington and consists of 57,576 square feet under a lease agreement that expires on August 31, 2025. In the third quarter of 2021, we executed a lease to occupy a new corporate headquarters in Vancouver, Washington that will consist of 366,253 square feet upon completion of construction. We plan to take possession of various spaces within our new headquarters in phases as sections of the property are ready for occupancy, with the first phase expected to commence at the earliest in January 2025.
We maintain additional offices in the United States, including in Waltham, Massachusetts; Bellevue, Washington; Bethesda, Maryland; Conshohocken, Pennsylvania; Grand Rapids, Michigan; San Mateo and San Francisco, California; Melville, New York; and Roswell, Georgia; as well as an international presence in Tel Aviv and Ra’anana, Israel, and London, England.
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
Stockholders
As of February 1, 2022, there were 27 holders of record of our Class A common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have no current plans to pay dividends on our Class A common stock. The declaration, amount, and payment of any future dividends on shares of Class A common stock is at the sole discretion of our board of directors, and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.
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

Comparison of Cumulative Total Return

$220
$200
$180
$160
$140
$120
$100
$80
06-04 2020
09/2020
12/2020
03/2021
06/2021
09/2021
12/2021
ZoomInfo
S&P 500
Nasdaq Computer

Recent Sales of Unregistered Equity Securities
In connection with the OpCo Merger (as defined below), on October 29, 2021, the Company issued 27,824,157 shares of New Class A Common Stock to holders of Class A Common Units, Class P Units, and LTIP Units (in each case, as defined in the limited liability company agreement of ZoomInfo OpCo) immediately prior to the effective time of the OpCo Merger as described under “Recent Developments—UP-C Corporate Structure and Multi-Class Voting Structure Elimination” in Part II, Item 7 of this Annual Report on Form 10-K. No underwriters were involved in such issuance of shares of New Class A Common Stock.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our Class A common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
October 1 through October 31, 2021	—	$—	—	—
November 1 through November 30, 2021	6,023	$69.71	—	—
December 1 through December 31, 2021	7,522	$61.70	—	—
Total	13,545		—	—
________________
(1) All of these shares were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB Phantom Units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan. These shares were not acquired pursuant to any repurchase plan or program.

ITEM 6. [RESERVED]

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
References in this Annual Report on Form 10-K to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-K to “ZoomInfo,” the “Company,” “we,” “us,” and “our” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, (2) after the consummation of the Reorganization Transactions and prior to the consummation of the Holding Company Reorganization,, to ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) and its consolidated subsidiaries and (3) after the consummation of the Holding Company Reorganization, to ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) and its consolidated subsidiaries unless the context indicates otherwise. Numerical figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations, and recruiting teams.
RevOS – our modern, cloud-based operating system for revenue professionals allows sales, marketing, operations, and recruiting teams to shorten sales cycles and increase win rates by delivering the right message to the right person at the right time in the right way. We do this by delivering timely competitive intelligence and offering services that make reaching prospects fast and easy.
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by our CEO, Henry Schuck. We have grown our company by developing innovative ways of gathering and improving our data and insights, and using intelligent automation to put those insights into action.
Today, our company defines the modern go-to-market technology stack across three distinct layers that build upon each other:
Our Intelligence Layer is the foundation of our data-driven strategies. Our best-in-class data, curated through first- and third-party sources, includes billions of data points about companies and contacts, such as intent, hierarchy, location, and financial information.
Our Orchestration Layer stitches together and enriches our data sources. At this stage, our products assign and route data, leads, and insights to the appropriate people. This creates a “living” dataset that is continuously updated and can be used to power automated business workflows. Our services connect with major CRM providers.
Our Engagement Layer, which includes category-competing solutions such as Engage, Chat, and Chorus, allows sales, marketing, operations, and recruiting professionals to put our data-driven insights into action by using multiple channels to reach and communicate with prospects and customers.

We generate substantially all of our revenue from sales of subscriptions to our platform. Our subscription fees include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length with over 35% of our contracts (based on annualized value) under multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.
We sell our software to both new and existing customers. Some existing customers continue to renew their subscriptions to pre-acquisition versions of the Pre-Acquisition ZI and DiscoverOrg solutions. We price our subscriptions based on the functionality, users, and records under management that are included in each product edition. Our paid product platforms are SalesOS, MarketingOS, OperationsOS, and RecruitingOS (with add-on options for some platforms), and we have a free Community Edition.
Our software, insights, and data enable over 25,000 companies to sell and market more effectively and efficiently. Our customers operate in almost every industry vertical, including software, business services, manufacturing, telecommunications, financial services, retail, media and internet, transportation, education, hospitality, and real estate. They range from the largest global enterprises, to mid-market companies, down to small businesses. Many of our customers are software and business services companies. In 2021, approximately 44% and 22% of our customers, as measured by ACV, operated in the software and business services industries, respectively. In 2021, less than 4% of our customers, as measured by ACV, operated in the retail, travel, hospitality, consumer goods and services, or oil and gas industries. Our net annual retention rate was 116%, 108%, and 109% in 2021, 2020, and 2019, respectively.
For the year ended December 31, 2021, no single customer contributed more than 1% of revenue. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 11%, 9%, and 9% of total revenue for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, 1,452 customers contracted for more than $100,000 in ACV for ZoomInfo services.
To address our market opportunity, we have built and continue to tune our efficient and comprehensive go-to-market engine. We have integrated our insights and data into an automated engine with defined processes and specialized roles in order to market and sell our services. We are constantly improving the effectiveness of our engine in order to identify and close more business.
We have experienced rapid organic growth, supplemented by additional growth from acquisitions. We generated revenue of $747.2 million for the year ended December 31, 2021, as compared to revenue for the year ended December 31, 2020 of $476.2 million, and income from operations of $113.3 million for the year ended December 31, 2021, as compared to income from operations of $37.1 million for the year ended December 31, 2020. Operating income margin was 15% for the year ended December 31, 2021, as compared to 8% in 2020. In addition to our consolidated U.S GAAP financial measures, we review various non-GAAP financial measures, including Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income. See “Non-GAAP Financial Measures” below. Our Adjusted Operating Income was $306.6 million for the year ended December 31, 2021, as compared to $226.0 million for the year ended December 31, 2020. Our Adjusted Operating Income Margin was 41% for the year ended December 31, 2021, as compared to 47% in 2020. Adjusted Operating Income and Adjusted Operating Margin do not include results of operations from acquired entities before their acquisitions.

Recent Developments
COVID-19
The ongoing COVID-19 pandemic continues to have unpredictable and rapidly shifting impacts on global financial markets, economies, and business practices. The extent and continued impact of the pandemic on our operational and financial condition will depend on certain developments, including: the duration and spread of the outbreak, including the impact of new variants of the COVID-19 virus; global government responses to the pandemic, including continued vaccine availability, deployment, and efficacy; the impact on the health and welfare of our employees and their families; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; delays in hiring and onboarding new employees; and the effects on our partners, vendors, and supply chains, all of which are uncertain and cannot be predicted. Furthermore, because of our largely subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.
To address the safety and health of our employees during the pandemic, in the first quarter of 2020 we temporarily closed all of our offices and enabled our entire workforce to work remotely. Throughout 2021, most of our workforce continued to work remotely. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected, and are not expected to materially affect, our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Human Capital” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Acquisitions
In June 2021, the Company acquired all the outstanding equity interests of Insent, a conversational marketing platform, for a total purchase consideration of $34.0 million, consisting of $32.9 million in cash consideration and $1.1 million in estimated deferred consideration. The purchase price was primarily comprised of acquired technology and goodwill. In July 2021, the Company acquired substantially all of the net assets of AffectLayer, Inc. (d/b/a Chorus.ai), a leader in conversation intelligence, for a total purchase consideration of $547.4 million (the “Chorus.ai Acquisition”). The purchase price was primarily comprised of acquired technology and goodwill. The Company funded cash payments made at closing with $225.0 million of revolving credit borrowings under the agreement (the “First Lien Credit Agreement”) governing our existing First Lien Credit Facilities, and the remainder with cash on hand.
In September 2021, the Company acquired substantially all of the net assets of RingLead, an leader in data orchestration and revenue operations automation, for a total purchase consideration of $118.0 million, consisting of $116.9 million in cash consideration and $1.1 million in estimated deferred consideration. The purchase price was primarily comprised of acquired technology and goodwill. The Company has included the financial results of each of these businesses in the consolidated financial statements from their respective dates of acquisition. The purchase accounting for the Insent and Chorus transactions is finalized, but is not yet finalized for the RingLead transaction. Refer to Note 4 - Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
Senior Unsecured Notes Offering
In February 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp. (collectively, the “Issuers”), indirect subsidiaries of ZoomInfo Technologies Inc., completed an offering of $350.0 million in aggregate principal amount of 3.875% senior notes due 2029 (the “Existing Notes”). We used all the net proceeds, along with cash on hand, to prepay $356.4 million aggregate principal amount of our first lien term loans outstanding under the first lien credit agreement (the “Debt Prepayment”). Following the Debt Prepayment, as of February 2, 2021, $400.0 million aggregate principal amount of first lien term loans were outstanding under our first lien credit agreement.
In July 2021, the Issuers issued and sold $300.0 million in aggregate principal amount of additional 3.875% senior notes due 2029 (the “Additional Notes”). The notes were issued under the same indenture as the Existing Notes, which were issued in February 2021, and constitute part of the same series as the Existing Notes.

First Lien Credit Agreement Amendment
In February 2021, ZoomInfo LLC entered into an amendment to our First Lien Credit Agreement, pursuant to which, among other things, the agreement was amended to (i) increase the aggregate commitments to $250.0 million under our first lien revolving credit facility, (ii) add ZoomInfo Technologies LLC as a co-borrower, (iii) reprice of our first lien term loan facility maturing in February 2026 and first lien revolving credit facility and (iv) extend the maturity date of our first lien revolving credit facility to November 2025.
In July 2021, the Company entered into an amendment (the “Credit Agreement Amendment”) to the First Lien Credit Agreement that provided for, among other things, the incurrence of an additional $200.0 million aggregate principal amount of additional term loans under the First Lien Credit Agreement.
The net proceeds from the Credit Agreement Amendment were used, together with the net proceeds from the offering (the “Offering”) by the Issuers the Additional Notes, to (i) repay $225.0 million of outstanding borrowings under the revolving credit facility which were used to pay a portion of the consideration for the Chorus.ai Acquisition, and (ii) pay fees and expenses related to the Credit Agreement Amendment, the Offering and the Chorus.ai Acquisition, and the remainder for general corporate purposes. Refer to Note 8 - Financing Arrangements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
Corporate Structure Simplification Transactions
In August 2021, the Company completed a series of reorganization transactions to simplify its corporate structure, including the distribution of shares of common stock of RKSI Acquisition Corp (“RKSI”) from ZoomInfo Holdings LLC to ZoomInfo HoldCo, the merger of RKSI with and into ZoomInfo HoldCo with ZoomInfo HoldCo surviving, and the merger of ZoomInfo HoldCo with and into the Company with the Company surviving. Prior to the consummation of the HoldCo Merger, all holders of HoldCo Units (other than the Company) exchanged their HoldCo Units and paired shares of Class B common stock of the Company for shares of Class A common stock of the Company pursuant to the terms of the limited liability company agreement of ZoomInfo HoldCo.
UP-C Corporate Structure and Multi-Class Voting Structure Elimination
In September 2021, the Board of Directors unanimously approved streamlining the Company’s corporate structure and governance by eliminating the Company’s umbrella partnership-C-corporation (“UP-C”) and multi-class voting structure. In October 2021, the Company implemented this reorganization, pursuant to which (i) a subsidiary of ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) (“New ZoomInfo”) merged (the “PubCo Merger”) with and into ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) (“Old ZoomInfo”), which resulted in New ZoomInfo becoming the direct parent company of Old ZoomInfo, and (ii) immediately thereafter, another subsidiary of New ZoomInfo merged (the “OpCo Merger”) with and into ZoomInfo Holdings LLC (“ZoomInfo OpCo”), which resulted in ZoomInfo OpCo becoming a subsidiary of New ZoomInfo (the “Holding Company Reorganization”). As a result of the Holding Company Reorganization, New ZoomInfo became the successor issuer and reporting company to Old ZoomInfo pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and replaced the Predecessor Registrant as the public company trading on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol “ZI.”

In connection with the PubCo Merger, (i) each outstanding share of Old ZoomInfo’s Class A common stock, par value $0.01 per share (“Old Class A Common Stock”), was automatically converted into one share of New ZoomInfo’s Class A common stock, par value $0.01 per share (“New Class A Common Stock”), having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Old Class A Common Stock immediately prior to the PubCo Merger, and (ii) each outstanding share of Old ZoomInfo’s Class B common stock, par value $0.01 per share (“Old Class B Common Stock”), was automatically converted into one share of New ZoomInfo’s Class B common stock, par value $0.01 per share (“New Class B Common Stock”), having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Old Class B Common Stock immediately prior to the PubCo Merger. Accordingly, upon consummation of the PubCo Merger, stockholders of Old ZoomInfo automatically became stockholders of New ZoomInfo, on a one-for-one basis, with the same number and ownership percentage of shares of the same class as they held in Old ZoomInfo immediately prior to the effective time of the PubCo Merger.
In connection with the OpCo Merger, (i) each outstanding Class A Common Unit, Class P Unit and LTIP Unit was automatically converted into the number of shares of New Class A Common Stock equal to the number of shares of Old Class A Common Stock such unit was exchangeable for under the limited liability company agreement of ZoomInfo OpCo and (ii) all outstanding shares of New Class B Common Stock were surrendered to New ZoomInfo and cancelled.
After the consummation of the Holding Company Reorganization, the only class of common stock of the New ZoomInfo remaining issued and outstanding is the New Class A Common Stock. We do not intend to issue any shares of Class B common stock or Class C common stock of New ZoomInfo.
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
In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreements described in Note 18 - Tax Receivable Agreements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Initial Public Offering
In June 2020, the company completed its IPO which significantly impacted our cash, first and second lien indebtedness, and temporary and permanent equity balances. See “—Recent Developments.” The IPO, driven by the associated first and second lien term loan repayments, significantly reduced our interest expense relative to historical results.
Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include Pre-Acquisition ZI in February 2019, Komiko in October 2019, Clickagy in October 2020, EverString in November 2020, Insent in June 2021, Chorus.ai in July 2021, and RingLead in September 2021. As discussed below under “—Results of Operations,” these acquisitions have been a significant driver of our revenue, cost of service, operating expense, and interest expense growth. Purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date, including unearned revenue. Revenue from contracts that are impacted by the estimate of fair value of the unearned revenue upon acquisition will be recorded based on the fair value until such contract is terminated or renewed, which will differ from the receipts received by the acquired company allocated over the service period for the same reporting periods.
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
In connection with the Zoom Information Acquisition, ZoomInfo OpCo entered into an $865.0 million first lien term loan facility, a $100.0 million first lien revolving credit facility, which was undrawn at the time of the acquisition, and a $370.0 million second lien term loan facility, and issued $207.0 million of Series A Preferred Units. In addition to funding the Zoom Information Acquisition, the additional proceeds from such facilities and Series A Preferred Units were used to repay existing debt. These debt facilities drove a significant impact to our interest expense from the date of the acquisition. We would have expected interest expense for the year ended December 31, 2020 to be greater than that of the year ended December 31, 2019 due to the debt being outstanding for the entire period in 2020. However, this increase was mitigated and offset by (a) a reduction in interest rates period over period, and (b) the debt repayments and prepayments referenced above and in Note 8 - Financing Arrangements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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
Additionally, as part of the integration of Pre-Acquisition ZI, we identified that certain roles and responsibilities were redundant between the two companies and terminated the employment of certain executives immediately upon the closing of the transaction. We subsequently eliminated additional positions that were no longer needed as a result of the functionally aligned reporting structure, including the Russia operations of Pre-Acquisition ZI, certain development positions in Vancouver, Washington, and certain executives from DiscoverOrg and Pre-Acquisition ZI. Expenses relating to severance paid were recorded as Restructuring and transaction related expenses on our Consolidated Statements of Operations with the majority of those expenses being recognized in the three months ended March, 31, 2019, and not recurring in 2020. Expenses relating to any accelerated payments under the Cash Vesting Payment Program (refer to Note 4 - Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K) were recorded as operating expense according to the functional area aligning to the employee’s salary and is included in integration and transaction-related compensation expenses when calculating non-GAAP metrics.
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
We incurred expenses related to the integration of Pre-Acquisition ZI during 2019. Additionally, as part of the purchase of Pre-Acquisition ZI, we agreed with the former owners of Pre-Acquisition ZI to implement a Cash Vesting Payment Program to make payments to employees with respect to unvested options that were canceled at the time of the Zoom Information Acquisition. We agreed to make the payments to employees according to the remaining vesting schedule as of the acquisition date in amounts that would have been paid had the options been vested at the time of the acquisition. We reduced the originally agreed purchase price to the former owners of Pre-Acquisition ZI as a result of agreeing to make such payments. These payments are recorded as expense over the period of service on our Consolidated Statements of Operations in the same expense line item as the salary of recipients, and we will continue to record expense for the majority of employees until 2021, and for some employees into 2022. Additionally, we engaged consulting firms and other professional services firms to help integrate our companies, including developing branding and pricing strategies for the combined platform. These expenses were recorded as Sales and marketing and General and administrative expenses on our Consolidated Statements of Operations. For analyses and non-GAAP metrics that include adjustments to operating expenses, the expenses are deemed to be integration expenses and acquisition-related compensation.

Equity-Based Compensation
In December 2019, HSKB modified all outstanding awards to add an alternative performance and time vesting condition and to also permit settlement through exchange into the Company’s public shares in addition to the existing cash-settlement option. This modification resulted in the revaluation of the awards in accordance with U.S. GAAP. Through the date of modification, no equity-based compensation had been recognized for these awards as the qualifying event (i.e., the IPO) was not probable. Upon completion of the IPO, the Company recognized $57.6 million of additional compensation expense attributable to service periods already elapsed on HSKB awards and the acceleration of vesting select Class P Units. The remaining unamortized fair value as of the modification date will be recognized as equity-based compensation over the remaining service period of the awards. In addition to the impact of the modified HSKB awards, new awards and modifications that took place as part of the Reorganization Transactions and the IPO has contributed to higher equity-based compensation expense in 2020 and 2021. Refer to Note 16 - Equity-based Compensation to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for unamortized equity-based compensation costs related to each type of equity-based incentive award.
Impact of the Holding Company Reorganization
In September 2021, the Board of Directors unanimously approved streamlining the Company’s corporate structure and governance by eliminating the Company’s UP-C and multi-class voting structure. In October 2021, the Company implemented the Holding Company Reorganization. As a result of the Holding Company Reorganization, New ZoomInfo became the successor issuer and reporting company to Old ZoomInfo pursuant to Rule 12g-3(a) under the Exchange Act, and replaced Old ZoomInfo as the public company trading on the Nasdaq under Old ZoomInfo’s ticker symbol “ZI.” In addition, New ZoomInfo changed its name to “ZoomInfo Technologies Inc.” and Old ZoomInfo changed its name to “ZoomInfo Intermediate Inc.”
Accordingly, upon consummation of the Holding Company Reorganization, Old ZoomInfo stockholders automatically became stockholders of New ZoomInfo, on a one-for-one basis, with the same number and ownership percentage of shares they held in Old ZoomInfo immediately prior to the effective time of the Holding Company Reorganization.
Old ZoomInfo is the predecessor of New ZoomInfo for financial reporting purposes. As a result, the consolidated financial statements of New ZoomInfo recognize the assets and liabilities received in the reorganization at their historical carrying amounts, as reflected in the historical consolidated financial statements of Old ZoomInfo, the accounting predecessor.

Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform. The majority of revenue growth when comparing the year ended December 31, 2021 to the year ended December 31, 2020 was the result of new customers added over the last 24 months. Our operating results and growth prospects will depend, in part, on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory network. We will need to continue to invest in our efficient go-to-market effort to acquire new customers. As of December 31, 2021, 2020 and 2019, we had over 25,000, 20,000, and 14,000 customers, respectively. We define a customer as a company that maintains one or more active paid subscriptions to our platform.
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
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is an annual metric that we calculate based on customers that were contracted for services at the beginning of the year, or, for those that became customers through an acquisition, at the time of the acquisition. Net revenue retention is calculated as: (a) the ACV for those customers at the end of the year divided by (b) ZoomInfo ACV at the beginning of the year plus the ACV of acquired companies at the time of acquisition. Our net annual retention rate was 116%, 108%, and 109% for the years ended December 31, 2021, 2020, and 2019, respectively. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of December 31, 2021, we had 1,452 customers with over $100,000 in ACV.
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

The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Net income (loss)	$94.9	$(36.4)	$(78.0)
Add (less): Expense (benefit) from income taxes	6.1	4.7	(6.5)
Add: Interest expense, net	43.9	69.3	102.4
Add: Loss on debt modification and extinguishment	7.7	14.9	18.2
Add (less): Other expense (income), net (a)	(39.3)	(15.4)	—
Income (loss) from operations	$113.3	$37.1	$36.1
Add: Impact of fair value adjustments to acquired unearned revenue (b)	4.6	2.6	32.2
Add: Amortization of acquired technology	35.3	23.3	25.0
Add: Amortization of other acquired intangibles	20.3	18.7	17.6
Add: Equity-based compensation	93.0	121.6	25.1
Add: Restructuring and transaction-related expenses (c)	23.7	13.8	15.6
Add: Integration costs and acquisition-related expenses (d)	16.4	9.0	15.5
Adjusted Operating Income	$306.6	$226.0	$167.1
Less: Interest expense, net	(43.9)	(69.3)	(102.4)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	(0.3)	(0.3)	—
Add (less): Benefit (expense) from income taxes	(6.1)	(4.7)	6.5
Less: Tax impacts of adjustments to net income (loss)	(25.3)	(13.5)	(9.3)
Adjusted Net Income	$231.1	$138.2	$62.0
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2021, this expense related primarily to costs incurred related to 2021 acquisitions and impairment charges related to the Company’s Waltham office relocation. For the year ended December 31, 2020, this expense related primarily to professional fees for the preparation for an initial public offering and deferred acquisition cost revaluations. For the year ended December 31, 2019, this expense related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance, and acceleration of payments for terminated employees.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2021, this expense related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, and professional fees incurred to integrate acquired businesses. For the year ended December 31, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the year ended December 31, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses, as well as expense incurred for retention awards granted upon the Company’s acquisitions of RainKing, NeverBounce, and Komiko. Refer to Note 4 - Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Cost of service	$2.1	$0.4	$0.4
Sales and marketing	6.1	3.5	5.8
Research and development	5.8	4.1	3.9
General and administrative	2.4	1.1	5.4
Total integration costs and acquisition-related compensation	$16.4	$9.0	$15.5

We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.

	Year Ended December 31,
($ in millions)	2021	2020	2019
Adjusted Operating Income	$306.6	$226.0	$167.1

Revenue	747.2	476.2	293.3
Impact of fair value adjustments to acquired unearned revenue	4.6	2.6	32.2
Revenue for adjusted operating margin calculation	$751.8	$478.8	$325.6
Adjusted Operating Income Margin	41%	47%	51%
Adjusted Operating Income for the year ended December 31, 2021 was $306.6 million and represented an Adjusted Operating Income Margin of 41%. Adjusted Operating Income for the year ended December 31, 2020 was $226.0 million and represented an Adjusted Operating Income Margin of 47%. Growth in Adjusted Operating Income in the year ended December 31, 2021 relative to the year ended December 31, 2020 was an increase of $80.6 million, or 36%, and was driven primarily from the growth in customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 41% in the year ended December 31, 2021 from 47% in the year ended December 31, 2020 due to increased investment in research and development and sales and marketing capacity that has helped accelerate revenue growth, as well as general and administrative costs to support incremental public company related requirements.
Adjusted Operating Income for the year ended December 31, 2019 was $167.1 million and represented an Adjusted Operating Income Margin of 51%. Growth in Adjusted Operating Income in the year ended December 31, 2020 relative to the year ended December 31, 2019 was an increase of $58.8 million, or 35%, and was driven primarily from the growth in customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 47% in the year ended December 31, 2020 from 51% in the year ended December 31, 2019 due to incremental sales and marketing expenses related to signing new customers and retaining and upselling existing customers, and general and administrative costs to support incremental public company related requirements.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Net income (loss)	$94.9	$(36.4)	$(78.0)
Add (less): Expense (benefit) from income taxes	6.1	4.7	(6.5)
Add: Interest expense, net	43.9	69.3	102.4
Add: Loss on debt modification and extinguishment	7.7	14.9	18.2
Add: Depreciation	13.7	8.9	6.1
Add: Amortization of acquired technology	35.3	23.3	25.0
Add: Amortization of other acquired intangibles	20.3	18.7	17.6
EBITDA	$222.0	$103.4	$84.8
Add (less): Other expense (income), net (a)	(39.3)	(15.4)	—
Add: Impact of fair value adjustments to acquired unearned revenue (b)	4.6	2.6	32.2
Add: Equity-based compensation expense	93.0	121.6	25.1
Add: Restructuring and transaction related expenses (excluding depreciation) (c)	21.6	13.8	15.6
Add: Integration costs and acquisition-related expenses (d)	16.4	9.0	15.5
Adjusted EBITDA	$318.2	$234.8	$173.2
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2021, this expense related primarily to costs incurred related to 2021 acquisitions and impairment charges related to the Company’s Waltham office relocation. For the year ended December 31, 2020, this expense related primarily to professional fees for the preparation for an initial public offering and deferred acquisition cost revaluations. For the year ended December 31, 2019, this expense related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance and acceleration of payments for terminated employees.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2021, this expense related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, and professional fees incurred to integrate acquired businesses. For the year ended December 31, 2020, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the year ended December 31, 2019, this expense related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including cash vesting payments and transaction bonuses, as well as expense incurred for retention awards granted upon the Company’s acquisitions of RainKing, NeverBounce, and Komiko. Refer to Note 4 - Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Cost of service	$2.1	$0.4	$0.4
Sales and marketing	6.1	3.5	5.8
Research and development	5.8	4.1	3.9
General and administrative	2.4	1.1	5.4
Total integration costs and acquisition-related expenses	$16.4	$9.0	$15.5
Adjusted EBITDA for the year ended December 31, 2021 was $318.2 million, an increase of $83.4 million, or 36%, relative to the year ended December 31, 2020. This growth was driven primarily from the growth in revenue that resulted from additional customers in 2021 and 2020.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, restructuring and transaction expenses, and amortization of acquired intangibles (other than acquired technology). The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, stock-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation and amortization expense, and marketing.

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
We expect general and administrative expenses as a percentage of revenue to stay consistent or modestly decrease from 2021 as we realize operating leverage in the business.
Amortization of other acquired intangibles. Amortization of acquired intangibles primarily consists of amortization of customer relationships, trade names, and brand portfolios.
We anticipate that amortization of other acquired intangibles will increase if we make additional acquisitions in the future.
Restructuring and transaction related expenses. Restructuring and transaction expenses primarily consist of various restructuring and acquisition activities we have undertaken to achieve strategic or financial objectives. Restructuring and acquisition activities include, but are not limited to, consolidation of offices and responsibilities, office relocation, administrative cost structure realignment, and acquisition-related professional services fees.
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
Income Tax Expense (Benefit)
ZoomInfo OpCo is currently treated as a pass-through entity for U.S. federal income tax purposes and most applicable state and local income tax purposes. Income tax expense (benefit), Deferred tax assets, Deferred tax liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid by our corporate subsidiaries and, to the extent paid directly by our limited liability companies and partnerships that are treated as partnerships for tax purposes, our partnerships. Our corporate subsidiary, RKSI Acquisition Corporation was subject to income taxes in the United States and held noncontrolling interests in our subsidiary, ZoomInfo Technologies LLC. ZoomInfo Technologies LLC was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by ZoomInfo Technologies LLC during the period it was treated as a partnership for income tax purposes was passed through to and included in the taxable income or loss of its partners, including ZoomInfo LLC, and RKSI Acquisition Corporation. However, because RKSI Acquisition Corporation is subject to income taxes in the United States, income allocated to such corporate subsidiary for tax purposes reduced the taxable income allocated to and distributions made to ZoomInfo OpCo. During the three months ended September 30, 2021, RKSI Acquisition Corporation was distributed up to ZoomInfo HoldCo followed by the merger of RKSI Acquisition Corporation with and into ZoomInfo HoldCo and the merger of ZoomInfo HoldCo with and into ZoomInfo Technologies Inc. Significant judgments and estimates are required in determining our consolidated income tax expense. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. During the three months ended December 31, 2021, ZoomInfo Technologies LLC made an election to be taxed as a corporation. Therefore, taxable income from the operations will no longer flow up to ZoomInfo Intermediate Inc.

After consummation of the Reorganization Transactions, ZoomInfo Intermediate Inc. became subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of ZoomInfo OpCo, and is taxed at the prevailing corporate tax rates. ZoomInfo Technologies Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes. Accordingly, a provision for income taxes will be recorded for the anticipated tax consequences of our reported results of operations for federal income taxes. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the tax receivable agreements, which we expect to be significant. In addition, because RKSI Acquisition Corporation (prior to its merger with and into ZoomInfo HoldCo) and Zebra Acquisition Corporation (prior to its merger with RKSI Acquisition Corporation) will continue to be subject to income taxes in the United States, income allocated to such corporate subsidiaries for tax purposes will reduce the distributions made to ZoomInfo OpCo, thereby reducing our allocable share of U.S. taxable income of ZoomInfo OpCo. See “Risk Factors - Risks Related to Our Organizational Structure” in Part I, Item 1A of this Form 10-K.
Results of Operations
The following table presents our results of operations for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Revenue	$747.2	$476.2	$293.3
Cost of service:
Cost of service(1)	101.4	84.2	43.6
Amortization of acquired technology	35.3	23.3	25.0
Gross profit	610.5	368.7	224.7
Operating expenses:
Sales and marketing(1)	241.1	184.9	90.2
Research and development(1)	119.7	51.4	30.1
General and administrative(1)	92.4	62.8	35.1
Amortization of other acquired intangibles	20.3	18.7	17.6
Restructuring and transaction related expenses	23.7	13.8	15.6
Total operating expenses	497.2	331.6	188.6
Income (loss) from operations	113.3	37.1	36.1
Interest expense, net	43.9	69.3	102.4
Loss on debt modification and extinguishment	7.7	14.9	18.20
Other (income) expense, net	(39.3)	(15.4)	—
Income (loss) before income taxes	101.0	(31.7)	(84.5)
Income tax expense (benefit)	6.1	4.7	(6.5)
Net income (loss)	94.9	(36.4)	(78.0)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	(5.1)	(78.0)
Less: Net income (loss) attributable to noncontrolling interests	(21.9)	(27.3)	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$116.8	$(4.0)	$—

__________________
(1)Includes equity-based compensation expense as follows:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Cost of service	$13.2	$27.4	$4.0
Sales and marketing	38.2	62.6	11.2
Research and development	24.3	13.6	4.7
General and administrative	17.3	18.0	5.2
Total equity-based compensation expense	$93.0	$121.6	$25.1

Year Ended December 31, 2021 and Year Ended December 31, 2020
Revenue. Revenue was $747.2 million for the year ended December 31, 2021, an increase of $271.0 million, or 57%, as compared to $476.2 million for the year ended December 31, 2020. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Products acquired within the last 12 months contributed $13.2 million for the year ended December 31, 2021.
Cost of service. Cost of service was $136.7 million for the year ended December 31, 2021, an increase of $29.2 million, or 27%, as compared to $107.5 million for the year ended December 31, 2020. The increase was primarily due to additional headcount and related salaries and benefits, hosting expense to support new and growing customers, and increased amortization of acquired technology related to acquisitions, partially offset by reduced equity-based compensation expense.
Operating Expenses. Operating expenses were $497.2 million for the year ended December 31, 2021, an increase of $165.6 million, or 50%, as compared to $331.6 million for the year ended December 31, 2020. Excluding equity-based compensation expenses, operating expenses were $417.5 million for the year ended December 31, 2021, an increase of $180.0 million, or 76%, as compared to $237.5 million for the year ended December 31, 2020. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding a decrease in equity-based compensation of $24.4 million) of $80.5 million, or 66%, to $202.9 million for the year ended December 31, 2021, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, additional commission expense and amortization of deferred commissions related to obtaining contracts with customers and additional marketing expense;
•an increase in research and development expense (excluding an increase in equity-based compensation of $10.7 million) of $57.6 million, or 152%, to $95.5 million for the year ended December 31, 2021, due primarily to additional headcount and related salaries and benefits expenses to support continued innovation of our services;
•an increase in general and administrative expense (excluding a decrease in equity-based compensation of $0.7 million) of $30.4 million, or 68%, to $75.2 million for the year ended December 31, 2021, due primarily to additional headcount and related salaries and benefits expenses, and corporate expenses to support the larger organization;
•an increase in amortization of acquired intangibles expense of $1.6 million, or 9%, to $20.3 million for the year ended December 31, 2021, due to amortization expense related to intangible assets acquired from 2021 acquisitions during the full period for the current year; and
•an increase in restructuring and transaction-related expense of $9.9 million, or 72%, to $23.7 million for the year ended December 31, 2021, due to costs incurred in completing 2021 acquisitions and Reorganization Transactions, and impairment and accelerated depreciation related to the Company’s Waltham office relocation offset by a decrease in IPO costs incurred in the year ended December 31, 2020 that did not reoccur.

Interest expense, net. Interest expense, net was $43.9 million for the year ended December 31, 2021, a decrease of $25.4 million, or 37%, as compared to $69.3 million for the year ended December 31, 2020. The decrease was primarily due to lower average cost of debt due to the net impact of the repayment of the second lien debt and $100.0 million first lien debt principal repayment in June 2020, the first lien debt repricing and debt prepayment in February 2021, and increases in the amount of debt resulting from the February and July 2021 issuances of Senior Notes.
Loss on debt modification and extinguishment. Loss on debt modification and extinguishment was $7.7 million for the year ended December 31, 2021, primarily related to the write-off of unamortized debt issuance costs resulting from the February 2021 Debt Prepayment. This represented a decrease of $7.2 million, or 48%, as compared to expense of $14.9 million for the year ended December 31, 2020, related to penalties and derecognition of deferred and unamortized debt issuance costs resulting from the repayment of the second lien term loans and $100.0 million first lien term loan principal repayment after the IPO that did not reoccur.
Other (income) expense, net. Other income was $39.3 million for the year ended December 31, 2021, an increase of $23.8 million, as compared to Other income of $15.4 million for the year ended December 31, 2020, primarily due to the recognition of a TRA remeasurement gain of $39.5 million.
Income tax expense (benefit). Expense from income taxes for the year ended December 31, 2021 was $6.1 million, representing an effective tax rate of 6.1%, as compared to expense from income taxes of $4.7 million, representing an effective tax rate of (14.8)% for the year ended December 31, 2020. The 2021 effective tax rate is lower than the statutory rate primarily due to a benefit from the election to tax ZoomInfo Technologies LLC as a corporation partially offset by non-cash tax expense due to shifts in GAAP basis. The 2020 effective tax rate was lower than the statutory rate primarily due to the impact of nondeductible stock compensation applied to a net loss.
Year Ended December 31, 2020 and Year Ended December 31, 2019
Revenue. Revenue was $476.2 million for the year ended December 31, 2020, an increase of $182.9 million, or 62%, as compared to $293.3 million for the year ended December 31, 2019. This increase was primarily due to the addition of new customers over the 18 months ended December 31, 2020 and net expansion with existing customers, and, to a lesser extent, due to the recognition of revenue for renewed contracted value, as opposed to the fair value ascribed to acquired contracts under purchase accounting during the prior year period or recognized by Pre-Acquisition ZI before the acquisition on February 1, 2019. Revenues for the year ended December 31, 2020 include $2.0 million from products acquired during the period.
Cost of service. Cost of service was $107.5 million for the year ended December 31, 2020, an increase of $38.8 million, or 57%, as compared to $68.7 million for the year ended December 31, 2019. The increase was primarily due to additional equity-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Additional expenses related to additional headcount and hosting expense to support new and growing customers also contributed to the increase.
Operating Expenses. Operating expenses were $331.6 million for the year ended December 31, 2020, an increase of $143.0 million, or 76%, as compared to $188.6 million for the year ended December 31, 2019. The increase was primarily due to additional equity-based compensation expense related to grants previously made by HSKB, modified in December 2019, and triggered by the IPO. Excluding equity-based compensation expenses, operating expenses were $237.5 million for the year ended December 31, 2020, an increase of $70.0 million, or 42%, as compared to $167.5 million for the year ended December 31, 2019. The increase was primarily due to:
•an increase in sales and marketing expense (excluding an increase in equity-based compensation of $51.3 million) of $43.4 million, or 55%, to $122.4 million for the year ended December 31, 2020, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding an increase in equity-based compensation of $8.9 million) of $12.5 million, or 49%, to $37.8 million for the year ended December 31, 2020, due primarily to additional engineering and product management resources added to support continued innovation of our services;
•an increase in general and administrative expense (excluding an increase in equity-based compensation of $12.8 million) of $14.8 million, or 49%, to $44.8 million for the year ended December 31, 2020, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization and additional corporate expenses related to operating as a public company, which were partially offset by a decrease in integration-related expenses in the year ended December 31, 2019, which did not recur in the year ended December 31, 2020;
•an increase in amortization of acquired intangibles expense of $1.1 million, or 6%, to $18.7 million for the year ended December 31, 2020, due to amortization expense related to intangible assets acquired in the Zoom Information Acquisition during the full period for the current year; and
•a decrease in restructuring and transaction-related expense of $1.8 million, or 12%, to $13.8 million for the year ended December 31, 2020, due to expenses incurred in completing the Zoom Information Acquisition.
Interest expense, net. Interest expense, net was $69.3 million for the year ended December 31, 2020, a decrease of $33.2 million, or 32%, as compared to $102.4 million for the year ended December 31, 2019. The decrease was primarily due to interest savings resulting from the repayment of our second lien term loans in full and $100.0 million of first lien term loans, offset by nonrecurring interest expense recognized upon partial dedesignation of cash flow hedges resulting from reclassification from accumulated other comprehensive income (loss).
Loss on debt modification and extinguishment. Loss on debt modification and extinguishment was $14.9 million for the year ended December 31, 2020, related to penalties and derecognition of deferred and unamortized debt issuance costs resulting from the repayment of the second lien term loans and $100.0 million first lien term loan principal repayment after the IPO. This represented a decrease of $3.2 million, or 18%, as compared to expense of $18.2 million the year ended December 31, 2019, related to cost incurred with respect to prior debt instruments that were repaid in conjunction with the Zoom Information Acquisition in February 2019.
Other (income) expense, net. Other (income) expense, net was $(15.4) million for the year ended December 31, 2020, a decrease of $15.4 million, as compared to $0.0 million for the year ended December 31, 2019, primarily due to the recognition of a TRA remeasurement gain of $15.7 million.
Income tax expense (benefit). Expense from income taxes for the year ended December 31, 2020 was $4.7 million, representing an effective tax rate of (14.8)%, as compared to benefit from income taxes of $(6.5) million, representing an effective tax rate of 7.7% for the year ended December 31, 2019. The decrease in the effective tax rate was primarily due to a GAAP loss driven by non-deductible stock-based compensation expense resulting in positive tax expense despite the GAAP loss. Furthermore, the Reorganization Transactions resulted in a higher proportion of GAAP earnings being allocated to tax paying entities.

Liquidity and Capital Resources
As of December 31, 2021, we had $308.3 million of cash and cash equivalents, $18.4 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
We believe that our cash flows from operations and existing available cash and cash equivalents, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months. We are currently in compliance with the covenants under the credit agreements governing our secured credit facilities, and we expect to remain in compliance with our covenants.
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2021, we had unearned revenue of $364.2 million, of which $361.5 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
After the consummation of the Reorganization Transactions, ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) became a holding company with no material assets other than its ownership of HoldCo Units, and ZoomInfo HoldCo became a holding company with no material assets other than its ownership of ZoomInfo OpCo Units. During the quarter ended September 30, 2021, ZoomInfo HoldCo was merged with and into ZoomInfo Intermediate Inc. During the quarter ended December 31, 2021, ZoomInfo Intermediate Inc. became a wholly owned subsidiary of ZoomInfo Technologies Inc. ZoomInfo Technologies Inc. and ZoomInfo Intermediate Inc. have no independent means of generating revenue. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that ZoomInfo Technologies Inc. to cause ZoomInfo MidCo LLC to make distributions to ZoomInfo Technologies Inc. in part through distributions to ZoomInfo Intermediate Inc. and ZoomInfo OpCo, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo MidCo LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements contain covenants that may restrict ZoomInfo MidCo LLC and its subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo MidCo LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo MidCo LLC (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo MidCo LLC are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo MidCo LLC. See “Risk Factors - Risks Related to Our Organizational Structure” in Part I, Item 1A of this Annual Report on Form 10-K.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Net cash provided by (used in) operating activities	$299.4	$169.6	$44.4
Net cash provided by (used in) investing activities	(695.8)	(113.3)	(736.7)
Net cash provided by (used in) financing activities	439.5	172.2	725.8
Net increase (decrease) in cash and cash equivalents	$43.1	$228.5	$33.5
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $299.4 million for the year ended December 31, 2021 as a result of net income of $94.9 million, adjusted by non-cash charges of $167.6 million and the change in our operating assets net of operating liabilities of $36.9 million. The non-cash charges are primarily comprised of equity-based compensation of $93.0 million, depreciation and amortization of $69.3 million, amortization of deferred commission costs of $41.7 million, partially offset by tax receivable agreement remeasurement of $39.5 million and deferred income taxes of $14.5 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $131.4 million and an increase in accrued expenses and other liabilities of $32.5 million, largely offset by an increase in accounts receivable of $66.1 million, and an increase in deferred costs and other assets of $53.4 million.
Net cash provided by operations was $169.6 million for the year ended December 31, 2020 as a result of a net loss of $36.4 million, adjusted by non-cash charges of $201.5 million and a change in our operating assets net of operating liabilities of $4.5 million. The non-cash charges are primarily comprised of depreciation and amortization of $50.8 million, equity-based compensation of $121.6 million, loss on early extinguishment of debt of $14.9 million, and amortization of deferred commissions cost of $25.1 million, partially offset by tax receivable agreement measurement of $15.7 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $60.1 million, and an increase in accrued expenses and other liabilities of $21.9 million, largely offset by an increase in deferred costs and other assets of $40.0 million and an increase in accounts receivable of $32.9 million.
Net cash provided by operations was $44.4 million for the year ended December 31, 2019 as a result of a net loss of $78.0 million, adjusted by non-cash charges of $93.8 million and a change in our operating assets net of operating liabilities of $28.6 million. The non-cash charges are primarily comprised of depreciation and amortization of $48.7 million, equity-based compensation of $25.1 million, and loss of early extinguishment of $9.4 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $71.9 million and an increase in accrued expenses and other liabilities of $18.2 million, partially offset by an increase in accounts receivable of $34.5 million and in deferred costs and other assets of $27.8 million.

Restructuring and transaction-related cash costs for the year ended December 31, 2021 primarily related to 2021 acquisitions transaction costs and entity conversions tax payments, which are not expected to reoccur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the years ended December 31, 2021, 2020, and 2019, we incurred the following cash expenditures:

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash interest expense	$33.3	$66.5	$95.0
Restructuring and transaction-related expenses paid in cash(a)	$24.2	$13.1	$12.8
Integration costs and acquisition-related compensation paid in cash(b)	$13.7	$11.3	$15.0
__________________
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2021, these payments related primarily to transaction costs related to 2021 acquisitions and tax payments related to entity conversions. For the year ended December 31, 2020, these payments related primarily to the IPO, including professional fees, severance and acceleration of payments for terminated employees, and deferred consideration. For the year ended December 31, 2019, these payments related primarily to the acquisition of Pre-Acquisition ZI, including professional fees, severance and acceleration of payments for terminated employees, and deferred consideration.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2021, these payments related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, as well as professional fees related to 2021 acquisitions. For the year ended December 31, 2020, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. For the year ended December 31, 2019, these payments related primarily to activities resulting from the acquisition of Pre-Acquisition ZI, including consulting and professional services costs, cash vesting payments (Refer to Note 4 - Business Combinations – Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K), and transaction bonuses and other compensation, as well as payments of retention awards granted upon the Company’s acquisitions of RainKing and NeverBounce.
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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the year ended December 31, 2021 was $695.8 million, consisting of cash paid for acquisitions of $684.2 million, purchases of short-term investments of $119.8 million, and purchases of property and equipment and other assets of $23.6 million, partially offset by proceeds from sales of short-term investments of $70.5 million, and maturities of short-term investments of $61.3 million.
Cash used in investing activities for the year ended December 31, 2020 was $113.3 million, consisting of cash paid for acquisitions of $65.9 million, purchases of short-term investments of $30.6 million, and purchases of property and equipment and other assets of $16.8 million.
Cash used in investing activities for the year ended December 31, 2019 was $736.7 million, primarily as a result of cash payments for the acquisition of $723.1 million and purchases of property and equipment and other assets of $13.6 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.

Cash Flows from (used in) Financing Activities
Cash provided by financing activities for the year ended December 31, 2021 was $439.5 million, primarily comprised of proceeds from debt of $1,071.8 million, partially offset by payments on long-term debt of $581.4 million, tax distributions to equity partners of $19.9 million, payments of debt issuance and modification costs of $11.6 million, and taxes paid related to net share settlement of equity awards of $10.4 million.
Cash provided by financing activities for the year ended December 31, 2020 was $172.2 million, primarily consisting of the IPO proceeds, net of the underwriters discount, of $1,023.7 million, proceeds from debt of $35.0 million, partially offset by the redemption of Series A Preferred Units of $274.2 million, repayment of debt of $510.9 million, purchase of OpCo Units from Pre-IPO OpCo Unitholders for $47.2 million, payments of deferred consideration of $24.7 million, payment of IPO issuance costs of $7.2 million, and tax distributions to equity partners of $9.9 million.
Cash provided by financing activities for the year ended December 31, 2019 was $725.8 million, primarily as a result of issuance of new debt of $1,220.8 million and the Series A Preferred Unit issuance of $200.2 million, partially offset by payments on long-term debt of $649.8 million, payment of debt issuance costs of $16.7 million, and tax distributions to equity partners of $16.5 million.
Refer to Note 8 - Financing Arrangements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information related to each of our borrowings.
Debt Obligations
As of December 31, 2021, the aggregate remaining balance of $600.0 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026. As of December 31, 2021, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans, depending on the Company’s leverage. The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.00% to 2.25% for LIBOR Based Loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 3.41% and 4.30% as of December 31, 2021 and December 31, 2020, respectively.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended December 31, 2021 was $318.2 million. Our total net leverage ratio to Adjusted EBITDA as of December 31, 2021 was 2.9x.
Our consolidated first lien net leverage ratio is defined in our First Lien Credit Agreement as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended December 31, 2021 was $444.6 million. Our consolidated first lien net leverage ratio as of December 31, 2021 was 0.6x.
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended December 31, 2021 was $444.6 million. Our total net leverage ratio to Cash EBITDA as of December 31, 2021 was 2.1x.

Trailing Twelve Months as of
(in millions)	December 31, 2021
Net income (loss)	$94.9
Add (less): Expense (benefit) from income taxes	6.1
Add: Interest expense, net	43.9
Add: Loss on debt modification and extinguishment	7.7
Add: Depreciation	13.7
Add: Amortization of acquired technology	35.3
Add: Amortization of other acquired intangibles	20.3
EBITDA	222.0
Add (less): Other expense (income), net (a)	(39.3)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	4.6
Add: Equity-based compensation expense	93.0
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	21.6
Add: Integration costs and acquisition-related expenses(d)	16.4
Adjusted EBITDA	318.2
Add: Unearned revenue adjustment	126.7
Add: Pro forma cost savings	3.4
Add (less): Cash rent adjustment	1.5
Add (less): Pre-Acquisition EBITDA	(6.1)
Add (less): Other lender adjustments	0.8
Cash EBITDA	$444.6
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2021, this expense related primarily to costs incurred related to 2021 acquisitions and impairment charges related to the Company’s Waltham office relocation.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2021, this expense related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, and professional fees incurred to integrate acquired businesses. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Year Ended December 31,
(in millions)	2021
Cost of service	$2.1
Sales and marketing	6.1
Research and development	5.8
General and administrative	2.4
Total integration costs and acquisition-related compensation	$16.4

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
Capital Expenditures
Capital expenditures increased by $6.8 million, or 40%, to $23.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase reflects increased capital expenditures to support the larger company and greater capitalization of internal development costs.
Capital expenditures increased by $3.2 million, or 24%, to $16.8 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase reflects increased capital expenditures to support the larger company and greater capitalization of internal development costs.

Tax Receivable Agreements
We have entered into two tax receivable agreements. We entered into (i) the Exchange Tax Receivable Agreement with certain of our Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These tax receivable agreements provide for the payment by members of the ZoomInfo Tax Group to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the tax receivable agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of Class A common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Intermediate Inc. to Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the ZoomInfo Tax Group’s depreciation and amortization deductions and, therefore, may reduce the amount of tax that the ZoomInfo Tax Group would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. The ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustments upon exchanges of OpCo Units for shares of Class A common stock may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The payment obligations under the tax receivable agreements are an obligation of members of the ZoomInfo Tax group, but not of ZoomInfo OpCo. The ZoomInfo Tax Group expects to benefit from the remaining 15% of realized cash tax benefits. For purposes of the tax receivable agreements, the realized cash tax benefits will be computed by comparing the actual income tax liability of the ZoomInfo Tax Group (calculated with certain assumptions) to the amount of such taxes that the ZoomInfo Tax Group would have been required to pay had there been no existing tax basis, no anticipated tax basis adjustments of the assets of the ZoomInfo Tax Group as a result of exchanges and no utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis), and had ZoomInfo Intermediate Inc. not entered into the tax receivable agreements. The term of each tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless (i) ZoomInfo Intermediate Inc. exercises its right to terminate one or both tax receivable agreements for an amount based on the agreed payments remaining to be made under the agreement, (ii) ZoomInfo Intermediate Inc. breaches any of its material obligations under one or both tax receivable agreements in which case all obligations (including any additional interest due relating to any deferred payments) generally will be accelerated and due as if ZoomInfo Intermediate Inc. had exercised its right to terminate the tax receivable agreements, or (iii) there is a change of control of ZoomInfo Intermediate Inc., in which case the Pre-IPO Owners may elect to receive an amount based on the agreed payments remaining to be made under the agreement determined as described above in clause (i). Estimating the amount of payments that may be made under the tax receivable agreements is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount of existing tax basis and the anticipated tax basis adjustments, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including our blended federal and state tax rate and the amount and timing of our income.

We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Class A common stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Intermediate Inc. may make under the tax receivable agreements will be substantial. As of December 31, 2021, the Company had a liability of $3,056.4 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. Refer to Note 18 - Tax Receivable Agreements to our audited consolidated financial statements included in Part II Item 8 of this Form 10-K for additional information.
Contractual Obligations and Commitments
The following table summarizes our material contractual obligations as of December 31, 2021 and the years in which these obligations are due:

		Payments due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term indebtedness(1)	$1,250.0	$—	$—	$600.0	$650.0
Operating leases(2)	87.4	6.9	29.7	15.0	35.8
Deferred consideration and employee compensation(3)	5.0	5.0	—	—	—
Purchase obligations(4)	70.9	20.0	50.9	—	—
Total contractual obligations	$1,413.3	$31.9	$80.6	$615.0	$685.8
__________________
(1)Includes future principal payments on long-term indebtedness through the scheduled maturity dates thereof. Indebtedness is discussed in Note 8 - Financing Arrangements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Interest incurred on amounts we borrow is based on relative borrowing levels, fluctuations in the variable interest rates, and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest and therefore no amounts have been included in the above table.
(2)Represents future payments on existing operating leases through the scheduled expiration dates thereof. This amount excludes lease agreements executed after December 31, 2021.
(3)Includes deferred consideration and employee compensation related to the Insent and RingLead acquisitions at the currently estimated payout amounts, undiscounted. Acquisitions and related deferred consideration are discussed in Note 11 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimated contingent consideration is subject to change depending on results of factors each arrangement is based on.
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
While our significant accounting policies are more fully described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K, we believe the following topics reflect our critical accounting policies and our more significant judgment and estimates used in the preparation of our financial statements.
Revenue Recognition
We derive revenue primarily from subscription services. Our subscription services consist of our SaaS applications and related access to our databases. Subscription contracts are generally based on the number of users that access our applications, the level of functionality that they can access, and the amount of data that a customer integrates with their systems. Our subscriptions contracts typically have a term of one to three years and are non-cancelable. We typically bill for services annually, semi-annually, or quarterly in advance of delivery.
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
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. As of December 31, 2021, the Company had a liability of $3,056.4 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo units exchanged. For the year ended December 31, 2021, we recognized a TRA remeasurement gain of $39.5 million. Refer to Note 18 - Tax Receivable Agreements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further details on the TRA liability.
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
ZoomInfo Intermediate Inc. is a corporation and is subject to U.S. federal as well as state income tax related to its ownership percentage in ZoomInfo Holdings LLC. ZoomInfo Holdings LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income. Consequently, the members of ZoomInfo Holdings are taxed individually on their share of earnings for U.S. federal and state income tax purposes. During the quarter ended December 31, 2021, our operating entity, ZoomInfo Technologies LLC, made an election to be taxed as a corporation for U.S. federal and state income tax purposes. As a result, taxable income from our operations is no longer expected to flow up to ZoomInfo Technologies Inc. ZoomInfo Technologies LLC is subject to the Texas Margins Tax. Additionally, our operations in Canada, India, Israel, and the U.K. are subject to local country income taxes. Refer to Note 19 - Income Taxes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding income taxes.
Changes from Prior Periodic Reports
In this Annual Report on Form 10-K, we have adopted the changes in the disclosure standards included in SEC Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, Supplementary Financial Information.”

Recently Issued Accounting Pronouncements
Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 of this Form 10-K regarding recently issued accounting pronouncements.

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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on LIBOR. As of December 31, 2021, the total principal balance outstanding was $600.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 - Financing Arrangements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K). Based on the outstanding balances and interest rates of our debt as of December 31, 2021, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused a corresponding change in interest expense of approximately $0.5 million over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of December 31, 2021, $400.0 million of the notional amount of the interest rate cap contract is not designated as an accounting hedge. Future fair value adjustments on this dedesignated instrument are recorded in Interest expense, net on our Consolidated Statements of Operations. A hypothetical 1% relative increase or decrease in interest rates would cause a decrease in interest expense of $3.0 million and $0.2 million, respectively, due to changes in the fair value of these instruments.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of ZoomInfo Technologies Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, statements of comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Insent, Inc. ("Insent"), AffectLayer, Inc. (d/b/a Chorus.ai) ("Chorus.ai"), and RingLead, Inc. ("RingLead") during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Insent, Inc. ("Insent"), AffectLayer, Inc. (d/b/a Chorus.ai) ("Chorus.ai"), and RingLead, Inc. ("RingLead")’s internal control over financial reporting associated with less than 1% of consolidated total assets (excluding goodwill and intangible assets which were included in management’s assessment of internal control over financial reporting) and less than 2% of consolidated total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Insent, Inc. ("Insent"), AffectLayer, Inc. (d/b/a Chorus.ai) ("Chorus.ai"), and RingLead, Inc. ("RingLead").
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Valuation of acquired developed technology intangible asset
As discussed in Note 4 to the consolidated financial statements, the Company completed multiple acquisitions, including the acquisition of AffectLayer, Inc. (Chorus.ai) on July 12, 2021. The Chorus.ai acquisition was accounted for as a business combination and included the acquisition of a developed technology intangible asset. As of December 31, 2021, the acquired developed technology intangible assets was $107.7 million, a portion of which related to Chorus.ai.
We identified the evaluation of the fair value of the developed technology intangible asset from the Chorus.ai acquisition as a critical audit matter. Challenging auditor judgment was required to evaluate forecasted future revenue due to its significant measurement uncertainty.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's developed technology asset valuation process, including controls over the estimates of projected future revenue. We compared the Company’s forecasted revenue for Chorus.ai to actual revenue to evaluate the Company’s ability to forecast. We evaluated the Company’s forecasted revenue growth rates used to value developed technology by (1) comparing them to historical and forecasted growth rates of peer entities, in which we involved valuation professionals with specialized skills and knowledge, who assisted in providing third-party market data for comparable entities, and (2) comparing forecasted growth rates to historical growth rates.
Evaluation of the realizability of deferred tax assets
As discussed in Note 19 to the consolidated financial statements, at December 31, 2021, the Company had deferred tax assets of $4,129.6 million. These deferred tax assets consist primarily of $3,999.7 million of deductible temporary differences related to intangibles. The Company recognizes deferred tax assets to the extent it is more likely than not that the assets will be realized. The Company considered positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations.
We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. The evaluation of the realizability of deferred tax assets required subjective auditor judgment to assess the projections of future taxable income, including projected revenue growth rates, over the periods in which those temporary differences become deductible.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to assessing the realizability of deferred tax assets, which included the Company's evaluation of assumptions used to estimate projected future taxable income and projected revenue growth rates. We evaluated the Company’s projected revenue growth rates used to project future taxable income by (1) comparing them to historical and projected growth rates of peer entities and (2) comparing projected revenue growth rates to historical growth rates of the Company. We performed a sensitivity analysis to assess the impact of reasonably possible changes in the projected future taxable income, including changes to projected revenue growth rates, on the Company's determination of the realizability of deferred tax assets.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Portland, Oregon
February 24, 2022

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)
	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$308.3	$269.8
Short-term investments	18.4	30.6
Restricted cash, current	—	1.2
Accounts receivable	187.0	121.2
Prepaid expenses and other current assets	27.1	14.3
Income tax receivable	4.9	2.4
Total current assets	545.7	439.5

Restricted cash, non-current	5.8	—
Property and equipment, net	41.7	31.0
Operating lease right-of-use assets, net	59.8	32.0
Intangible assets, net	431.0	365.7
Goodwill	1,575.1	1,000.1
Deferred tax assets	4,116.0	415.7
Deferred costs and other assets, net of current portion	77.8	43.4
Total assets	$6,852.9	$2,327.4

Liabilities and Permanent Equity
Current liabilities:
Accounts payable	$15.9	$8.6
Accrued expenses and other current liabilities	103.3	81.5
Unearned revenue, current portion	361.5	221.3
Income taxes payable	8.4	3.4
Current portion of tax receivable agreements liability	10.4	—
Current portion of operating lease liabilities	8.1	6.0
Total current liabilities	507.6	320.8

Unearned revenue, net of current portion	2.7	1.4
Tax receivable agreements liability, net of current portion	3,046.0	271.0
Operating lease liabilities, net of current portion	61.5	33.6
Long-term debt, net of current portion	1,232.9	744.9
Deferred tax liabilities	1.5	8.3
Other long-term liabilities	2.8	7.8
Total liabilities	4,855.0	1,387.8

Commitments and Contingencies (Note 11)

Permanent Equity
Preferred stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Class A common stock(1), par value $0.01; 2,500,000,000 shares authorized, 403,315,989 and 87,697,381 issued and outstanding as of December 31, 2021 and 2020, respectively	4.0	0.9
Class B common stock(1), par value $0.01; 500,000,000 shares authorized, 0 and 216,652,704 issued and outstanding as of December 31, 2021 and 2020, respectively	—	2.2
Class C common stock(1), par value $0.01; 300,000,000 shares authorized, 0 and 86,123,230 issued and outstanding as of December 31, 2021 and 2020, respectively	—	0.9
Additional paid-in capital	1,871.6	505.2
Accumulated other comprehensive income (loss)	9.5	(2.4)
Retained Earnings	112.8	(4.0)
Noncontrolling interests	—	436.8
Total equity	1,997.9	939.6
Total liabilities and permanent equity	$6,852.9	$2,327.4
________________
(1)December 31, 2020 balances presented represent shares of Old ZoomInfo, while December 31, 2021 represent shares of New ZoomInfo due to the UP-C Corporate Structure and Multi-Class Voting Structure Elimination as described in Note 1 - Organization and Background. Refer to Note 12 - Stockholders' Equity and Members' Deficit for descriptions of our authorized capital stock.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$747.2	$476.2	$293.3
Cost of service:
Cost of service(2)	101.4	84.2	43.6
Amortization of acquired technology	35.3	23.3	25.0
Gross profit	610.5	368.7	224.7
Operating expenses:
Sales and marketing(2)	241.1	184.9	90.2
Research and development(2)	119.7	51.4	30.1
General and administrative(2)	92.4	62.8	35.1
Amortization of other acquired intangibles	20.3	18.7	17.6
Restructuring and transaction related expenses	23.7	13.8	15.6
Total operating expenses	497.2	331.6	188.6
Income (loss) from operations	113.3	37.1	36.1
Interest expense, net	43.9	69.3	102.4
Loss on debt modification and extinguishment	7.7	14.9	18.2
Other (income) expense, net	(39.3)	(15.4)	—
Income (loss) before income taxes	101.0	(31.7)	(84.5)
Income tax expense (benefit)	6.1	4.7	(6.5)
Net income (loss)	94.9	(36.4)	(78.0)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	(5.1)	(78.0)
Less: Net income (loss) attributable to noncontrolling interests	(21.9)	(27.3)	—
Net income (loss) attributable to ZoomInfo Technologies Inc.	$116.8	$(4.0)	$—

Net income (loss) per share of Class A and Class C common stock(1):
Basic	$0.46	$(0.10)	N/A
Diluted	$0.43	$(0.11)	N/A
________________
(1)Basic and diluted net income (loss) per share of Class A and Class C common stock is applicable only for periods after the initial public offering ("IPO") and related Reorganization Transactions (as defined in Note 1 - Organization and Background to the Consolidated Financial Statements). Basic and diluted net income (loss) per share for the year ended December 31, 2021 assumes all Old ZoomInfo shares at the time of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (as defined in Note 1 - Organization and Background to the Consolidated Financial Statements) equal shares of New ZoomInfo. Refer to Note 14 - Earnings Per Share for the number of shares used in the computation of net income (loss) per share of Class A and Class C common stock and the basis for the computation of net income (loss) per share.
(2)Amounts include equity-based compensation expense, as follows:

	Year Ended December 31,
($ in millions)	2021	2020	2019
Cost of service	$13.2	$27.4	$4.0
Sales and marketing	38.2	62.6	11.2
Research and development	24.3	13.6	4.7
General and administrative	17.3	18.0	5.2
Total equity-based compensation expense	$93.0	$121.6	$25.1

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$94.9	$(36.4)	$(78.0)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	13.8	(10.6)	(6.0)
Realized loss (gain) on settlement of cash flow hedges	6.1	6.2	—
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.2	3.3	—
Other comprehensive income (loss), before tax	20.1	(1.1)	(6.0)
Tax effect	(3.9)	(0.8)	—
Other comprehensive income (loss), net of tax	16.2	(1.9)	(6.0)
Comprehensive income (loss)	111.1	(38.3)	(84.0)
Less: Comprehensive income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	(12.8)	(84.0)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(16.4)	(23.4)	—
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$127.5	$(2.1)	$—

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	Old ZoomInfo						New ZoomInfo Common Stock
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2020	87,697,381	$0.9	216,652,704	$2.2	86,123,230	$0.9	—	$—	$505.2	$(4.0)	$(2.4)	$436.8	$939.6
Effect of LLC Unit Exchanges	287,441,782	2.8	(194,270,370)	(2.0)	(86,123,230)	(0.9)	—	—	1,288.6	—	0.8	(415.2)	874.1
Effect of Corporate Structure Simplification Transactions	—	—	—	—	—	—	—	—	(27.8)	—	—	27.8	—
Issuance of Class A common stock upon vesting of RSUs	306,178	—	—	—	—	—	137,469	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(118,664)	—	—	—	—	—	(46,366)	—	(9.7)	—	—	—	(9.7)
Exercise of stock options	65,994	—	—	—	—	—	36,319	—	2.1	—	—	—	2.1
Forfeitures / cancellations	(10,391)	—	(43,557)	—	—	—	(17,870)	—	—	—	—	—	—
Registered offering costs	—	—	—	—	—	—	—	—	(2.0)	—	—	—	(2.0)
Net income (loss)	—	—	—	—	—	—	—	—	—	116.8	—	(21.9)	94.9
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	10.7	5.5	16.2
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	—	(10.3)	(10.3)
Equity-based compensation	—	—	—	—	—	—	—	—	66.2	—	—	26.8	93.0
Effect of UP-C Corporate Structure and Multi-Class Voting Structure Elimination	(375,382,280)	(3.7)	(22,338,777)	(0.2)	—	—	403,206,437	4.0	49.0	—	0.4	(49.5)	—
Balance, December 31, 2021	—	$—	—	$—	—	$—	403,315,989	$4.0	$1,871.6	$112.8	$9.5	$—	$1,997.9

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2019	$(207.8)	—	—	—	$—	$—	$—	$—	$—	$(6.0)	$—	$(213.8)
Net income (loss) prior to Reorganization Transactions	(5.1)	—	—	—	—	—	—	—	—	—	—	(5.1)
Other comprehensive loss prior to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	(7.7)	—	(7.7)
Member distributions prior to Reorganization Transactions	(6.8)	—	—	—	—	—	—	—	—	—	—	(6.8)
Equity-based compensation prior to Reorganization Transactions	15.8	—	—	—	—	—	—	—	—	—	—	15.8
Impacts of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	203.9	—	242,414,027	98,381,656	—	2.4	1.0	(628.1)	—	8.4	412.4	—
Issuance of Class A common stock in IPO, net of costs	—	48,528,783	—	—	0.5	—	—	1,016.1	—	—	—	1,016.6
Purchases of ZoomInfo OpCo units in connection with IPO	—	2,370,948	(2,370,948)	—	—	—	—	(47.2)	—	—	—	(47.2)
Purchases of Class C units in connection with IPO	—	275,269	—	(275,269)	—	—	—	(5.5)	—	—	—	(5.5)
Post IPO Activity
Effect of LLC Unit Exchanges	—	36,509,748	(23,341,829)	(11,983,157)	0.4	(0.2)	(0.1)	199.8	—	1.0	1.4	202.3
Issuance of Class A common stock upon vesting of RSUs	—	25,868	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock from business combinations	—	67,075	—	—	—	—	—	2.9	—	—	—	2.9
Shares withheld related to net share settlement and other	—	(20,617)	—	—	—	—	—	(1.0)	—	—	—	(1.0)
Forfeitures / cancellations	—	(59,693)	(48,546)	—	—	—	—	—	—	—	—	—
Series A Preferred Unit redemption accretion	—	—	—	—	—	—	—	(74.0)	—	—	—	(74.0)
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(4.0)	—	(27.3)	(31.3)
Other comprehensive loss subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1.9	3.9	5.8
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	42.2	—	—	63.6	105.8
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	(17.2)	(17.2)
Balance, December 31, 2020	$—	87,697,381	216,652,704	86,123,230	$0.9	$2.2	$0.9	$505.2	$(4.0)	$(2.4)	$436.8	$939.6

ZoomInfo Technologies Inc.
Consolidated Statements of Changes in Equity (Deficit) (continued)
(in millions)

	Members' Deficit	Accumulated Other Comprehensive Loss	Total Members’ Deficit
Balance, December 31, 2018	$(119.1)	$—	$(119.1)
Net income (loss)	(78.0)	—	(78.0)
Equity-based compensation	25.1	—	25.1
Member distributions	(16.5)	—	(16.5)
Cash paid for unit repurchases	(11.9)	—	(11.9)
Accrued unit repurchases	(5.6)	—	(5.6)
Impact of adoption of new accounting standard (ASC 842)	(1.8)	—	(1.8)
Other comprehensive income (loss)	—	(6.0)	(6.0)
Balance, December 31, 2019	$(207.8)	$(6.0)	$(213.8)

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$94.9	$(36.4)	$(78.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	69.3	50.8	48.7
Amortization of debt discounts and issuance costs	2.5	3.9	4.9
Amortization of deferred commissions costs	41.7	25.1	9.2
Asset impairments	2.7	—	1.1
Loss on debt modification and extinguishment	7.7	14.9	9.4
Deferred consideration valuation adjustments	0.2	1.3	1.8
Equity-based compensation expense	93.0	121.6	25.1
Deferred income taxes	(14.5)	(1.8)	(7.2)
Tax receivable agreement remeasurement	(39.5)	(15.7)	—
Provision for bad debt expense	4.5	1.4	0.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(66.1)	(32.9)	(34.5)
Prepaid expenses and other current assets	(9.8)	(5.9)	(2.4)
Deferred costs and other assets	(53.4)	(40.0)	(27.8)
Income tax receivable	(2.3)	1.5	(1.9)
Accounts payable	4.6	(0.2)	5.1
Accrued expenses and other liabilities	32.5	21.9	18.2
Unearned revenue	131.4	60.1	71.9
Net cash provided by (used in) operating activities	299.4	169.6	44.4

Cash flows from investing activities:
Purchases of short-term investments	(119.8)	(30.6)	—
Maturities of short-term investments	61.3	—	—
Proceeds from sales of short-term investments	70.5	—	—
Purchases of property and equipment and other assets	(23.6)	(16.8)	(13.6)
Cash paid for acquisitions, net of cash acquired	(684.2)	(65.9)	(723.1)
Net cash provided by (used in) investing activities	(695.8)	(113.3)	(736.7)

Cash flows from financing activities:
Payments of deferred consideration	(9.4)	(24.7)	(0.3)
Proceeds from debt issuances	1,071.8	35.0	1,220.8
Payments of debt issuance and modification costs	(11.6)	(1.0)	(16.7)
Repayment of debt	(581.4)	(510.9)	(649.8)
Proceeds from exercise of stock options	2.1	—	—
Repurchase outstanding equity / member units	—	(332.4)	(11.9)
Taxes paid related to net share settlement of equity awards	(10.4)	(0.4)	—
Proceeds from equity offering, net of underwriting discounts	—	1,023.7	200.2
Payments of equity issuance costs	(1.7)	(7.2)	—
Tax distributions	(19.9)	(9.9)	(16.5)
Net cash provided by (used in) financing activities	439.5	172.2	725.8

Net increase (decrease) in cash, cash equivalents, and restricted cash	43.1	228.5	33.5
Cash, cash equivalents, and restricted cash at beginning of year	271.0	42.5	9.0
Cash, cash equivalents, and restricted cash at end of year	$314.1	$271.0	$42.5

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	308.3	269.8	41.4
Restricted cash, current	—	1.2	1.1
Restricted cash, non-current	5.8	—	—
Total cash, cash equivalents, and restricted cash	$314.1	$271.0	$42.5

Supplemental disclosures of cash flow information:
Interest paid in cash:	$33.3	$66.5	$95.0
Cash paid for taxes	$18.1	$1.9	$—

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$1.2	$—	$—
Deferred consideration from acquisition of a business	$2.2	$—	$33.4
Accrued unit repurchases	$—	$—	$5.6

ZoomInfo Technologies Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Organization and Background
Business
ZoomInfo Technologies Inc., through its operating subsidiaries, provides a go-to-market intelligence and engagement platform for sales and marketing teams. The Company’s cloud-based platform provides accurate and comprehensive information on organizations and professionals to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “ZoomInfo,” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, (2) after the consummation of the Reorganization Transactions and prior to the consummation of the Holding Company Reorganization, to ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) and its consolidated subsidiaries and (3) after the consummation of the Holding Company Reorganization, to ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) and its consolidated subsidiaries.
Organization
ZoomInfo Technologies Inc. was formed on November 14, 2019 with no operating assets or operations as a Delaware corporation for the purposes of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of ZoomInfo Holdings LLC (“ZoomInfo OpCo”) (formerly known as DiscoverOrg Holdings, LLC), a Delaware limited liability company. Following consummation of the Reorganization Transactions (as described below), ZoomInfo OpCo became a direct subsidiary of ZoomInfo Intermediate Holdings LLC (“ZoomInfo HoldCo”), a Delaware limited liability company and an indirect subsidiary of ZoomInfo Technologies Inc. Following the consummation of the Holding Company Reorganization, ZoomInfo OpCo became a direct subsidiary of ZoomInfo Technologies Inc. and ZoomInfo Intermediate Inc.
The Company headquarters are located in Vancouver, WA, and we operate in ten offices throughout the U.S. and three offices internationally.
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
•ZoomInfo Technologies Inc. formed a new merger subsidiary with respect to each of the Blocker Companies through which certain of our Pre-IPO Blocker Holders held their interests in ZoomInfo OpCo, each merger subsidiary merged with and into the respective Blocker Companies in reverse-subsidiary mergers, and the surviving entities merged with and into ZoomInfo Technologies Inc. (such mergers, the “Blocker Mergers”), which Blocker Mergers resulted in the Pre-IPO Blocker Holders receiving a combination of (i) shares of Class C common stock of ZoomInfo Technologies Inc. and (ii) a cash amount

Note 1 - Organization and Background (continued)
in respect of reductions in such Pre-IPO Blocker Holders’ equity interests, based on the initial offering price of the Class A common stock in the IPO;
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
In connection with the Reorganization Transactions and the IPO, ZoomInfo Technologies Inc. entered into two tax receivable agreements. Refer to Note 18 - Tax Receivable Agreements for additional information.
Corporate Structure Simplification Transactions
In August 2021, the Company completed a series of reorganization transactions to simplify its corporate structure, including the distribution of shares of common stock of RKSI Acquisition Corp (“RKSI”) from ZoomInfo Holdings LLC to ZoomInfo HoldCo, the merger of RKSI with and into ZoomInfo HoldCo with ZoomInfo HoldCo surviving, and the merger of ZoomInfo HoldCo with and into the Company with the Company surviving. Prior to the consummation of the HoldCo Merger, all holders of HoldCo Units (other than the Company) exchanged their HoldCo Units and paired shares of Class B common stock of the Company for shares of Class A common stock of the Company pursuant to the terms of the limited liability company agreement of ZoomInfo HoldCo.
UP-C Corporate Structure and Multi-Class Voting Structure Elimination
In September 2021, the Board of Directors unanimously approved streamlining the Company’s corporate structure and governance by eliminating the Company’s umbrella partnership-C-corporation (“UP-C”) and multi-class voting structure. In October 2021, the Company implemented this reorganization, pursuant to which (i) a subsidiary of ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) (“New ZoomInfo”) merged (the “PubCo Merger”) with and into ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) (“Old ZoomInfo”), which resulted in New ZoomInfo becoming the direct parent company of Old ZoomInfo, and (ii) immediately thereafter, another subsidiary of New ZoomInfo merged (the “OpCo Merger”) with and into ZoomInfo Holdings LLC (“ZoomInfo OpCo”), which resulted in ZoomInfo OpCo becoming a subsidiary of New ZoomInfo (the “Holding Company Reorganization”). As a result of the Holding Company Reorganization, New ZoomInfo became the successor issuer and reporting company to Old ZoomInfo pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and replaced the Predecessor Registrant as the public company trading on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol “ZI.”

Note 1 - Organization and Background (continued)
In connection with the PubCo Merger, (i) each outstanding share of Old ZoomInfo’s Class A common stock, par value $0.01 per share (“Old Class A Common Stock”), was automatically converted into one share of New ZoomInfo’s Class A common stock, par value $0.01 per share (“New Class A Common Stock”), having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Old Class A Common Stock immediately prior to the PubCo Merger, and (ii) each outstanding share of Old ZoomInfo’s Class B common stock, par value $0.01 per share (“Old Class B Common Stock”), was automatically converted into one share of the New ZoomInfo’s Class B common stock, par value $0.01 per share (“New Class B Common Stock”), having the same designation, rights, powers, and preferences, and qualifications, limitations, and restrictions as a share of Old Class B Common Stock immediately prior to the PubCo Merger. Accordingly, upon consummation of the PubCo Merger, stockholders of Old ZoomInfo automatically became stockholders of New ZoomInfo, on a one-for-one basis, with the same number and ownership percentage of shares of the same class as they held in Old ZoomInfo immediately prior to the effective time of the PubCo Merger.
In connection with the OpCo Merger, (i) each outstanding Class A Common Unit, Class P Unit and LTIP Unit was automatically converted into the number of shares of New Class A Common Stock equal to the number of shares of Old Class A Common Stock such unit was exchangeable for under the limited liability company agreement of ZoomInfo OpCo and (ii) all outstanding shares of New Class B Common Stock were surrendered to New ZoomInfo and cancelled.
After the consummation of the Holding Company Reorganization, the only class of common stock of the New ZoomInfo remaining issued and outstanding is the New Class A Common Stock. We do not intend to issue any shares of Class B common stock or Class C common stock of New ZoomInfo.
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
Principles of Consolidation
The consolidated financial statements include the accounts of ZoomInfo Technologies Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
We recognize revenue for subscription contracts on a ratable basis over the contract term based on the number of calendar days in each period, beginning on the date that our service is made available to the customer. Unearned revenue results from revenue amounts billed to customers in advance or cash received from customers in advance of the satisfaction of performance obligations. Determining the transaction price often involves judgment and making estimates that can have a significant impact on the timing and amount of revenue reported. At times, the Company may adjust billing under a contract based on the addition of services or other circumstances, which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and reduces revenue recognized.
Cash, Cash Equivalents, and Short-term Investments
Cash equivalents consist of highly liquid marketable debt securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity on our Consolidated Balance Sheets. Gains and losses are determined using the specific identification method and recognized when realized on our Consolidated Statements of Operations. If we were to determine that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss will be recognized in income.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the years ended December 31, 2021, 2020, and 2019 or accounted for more than 10% of accounts receivable as of December 31, 2021 and December 31, 2020. Net assets located outside of the United States were immaterial as of December 31, 2021 and December 31, 2020.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for doubtful accounts and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for doubtful accounts considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for doubtful accounts is immaterial as of December 31, 2021 and December 31, 2020.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Deferred Commissions
Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These sales commissions for initial contracts are capitalized and included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets. Deferred sales commissions are amortized on a straight-line basis over the estimated period of benefit from the customer relationship which we have determined to be 1 and 3 years for renewals and new clients, respectively. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Amortization expense is included in Sales and marketing expense on our Consolidated Statements of Operations.
Commissions payable at December 31, 2021 were $34.1 million, of which the current portion of $31.4 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $2.7 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2020 were $25.6 million, of which the current portion of $23.3 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $2.3 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
The Company capitalized $61.0 million and $44.9 million of costs to obtain revenue contracts and amortized $41.7 million and $25.1 million to sales and marketing expense for the years ended December 31, 2021 and 2020, respectively. Costs capitalized to obtain a revenue contract, net on the Company’s Consolidated Balance Sheets totaled $59.6 million and $40.3 million at December 31, 2021 and 2020, respectively. There were no impairments of costs to obtain revenue contracts in the years ended December 31, 2021 and 2020.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $22.7 million, $13.2 million, and $9.8 million were recorded for the years ended December 31, 2021, 2020, and 2019. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Restructuring and Transaction-Related Expenses
The Company defines restructuring and transaction related expenses as costs directly associated with acquisition or disposal activities. Such costs include employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs that are probable and estimable. For one-time termination benefits for key members of management (i.e., no substantive plan) expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Transaction related bonuses and employee retention costs are recognized over the relevant service period. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

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
Acquired technology, customer lists, trade names or brand portfolios, and other intangible assets are related to previous acquisitions (refer to Note 7 - Goodwill and Acquired Intangible Assets). Acquired intangible assets are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from 2 years to 15 years. Any costs incurred to renew or extend the life of an intangible or long-lived asset are reviewed for capitalization.
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the years ended December 31, 2021, 2020, or 2019.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Impairment of Long-lived Assets
Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated future cash flows of the asset. During the year ended December 31, 2021, we recorded impairment charges of $1.5 million to reduce the carrying value of our existing Waltham right-of-use asset and $1.2 million to reduce the carrying value of the related leasehold improvements to their respective fair values. No impairment charges were recorded for the years ended December 31, 2020. During the year ended December 31, 2019, we recorded an impairment charge of $1.1 million to reduce the carrying value of a right-of-use asset acquired in the Pre-Acquisition ZI acquisition to its fair value.
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
We do not have any finance leases. Operating leases are recorded on our Consolidated Balance Sheets. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the fixed minimum remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rates implicit in our leases are not readily determinable, we use our incremental borrowing rate as the discount rate for each respective lease, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Some leases include options to extend or options to terminate the lease prior to the stated lease expiration. Optional periods to extend a lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised (or not exercised in the case of termination options). Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance and related taxes for our facilities leases, as a single lease component. Short term leases, defined as leases having an original lease term less than or equal to one year, are excluded from our right-of-use assets and liabilities.
Unearned Revenue
Unearned revenue consists of customer payments and billings in advance of revenue being recognized from our subscription services. Unearned revenue that is anticipated to be recognized within the next 12 months is recorded as Unearned revenue, current portion and the remaining portion is included in Unearned revenue, net of current portion on our Consolidated Balance Sheets.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. Debt issuance costs are generally presented on our Consolidated Balance Sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the Company classifies the debt issuance costs related to its first lien revolving credit facility within Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets regardless of whether the Company has any outstanding borrowings on our first lien revolving credit facility. Upon a refinancing or amendment, the Company evaluates the modified debt instrument in accordance with ASC 470-50-40-10. When the present value of the cash flows under the modified debt instrument have changed by greater than 10 percent from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounts for the amendment as a debt extinguishment and all previously-capitalized debt issuance costs are expensed and included in Loss on debt modification and extinguishment. If the change in the present value of cash flows is less than 10 percent, any previously-capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. The company performs assessments of debt modifications at a lender-specific level for all syndicated financing arrangements.
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
Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included on the Company’s Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized on our Consolidated Statements of Operations as a component of Other (income) expense, net. Refer to Note 18 - Tax Receivable Agreements for further details on the TRA liability.
Income Taxes
ZoomInfo Technologies Inc. is a corporation and has historically been subject to U.S. federal as well as state income tax related to its ownership percentage in ZoomInfo Holdings LLC. ZoomInfo Holdings LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income. Consequently, the members of ZoomInfo Holdings are taxed individually on their share of earnings for U.S. federal and state income tax purposes. During the three months ended December 31, 2021, ZoomInfo Technologies LLC, our operating entity below ZoomInfo Holdings LLC, made an election to be classified as a corporation for U.S. federal and state income taxes. As such, ZoomInfo Technologies LLC is now subject to U.S. federal and state income tax as a result of our operations. Refer to Note 19 - Income Taxes for additional information regarding income taxes.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Equity-Based Compensation Expense
The Company periodically grants incentive awards to employees and non-employees, which generally vest over periods up to four-years. Incentive awards may be in the form of various equity-based awards such as Restricted Stock and Restricted Stock Units, and Class A Common Stock Options. Historically, the Company also granted awards in one of the Company’s legacy subsidiary partnerships and such awards were typically in the form of profits interests. Profits interests are an interest in the increase in the value of the entity over a participation threshold. Prior to the IPO, the participation threshold was based on the valuation determined by the Board of Managers of OpCo Units on or around the grant date. Subsequent to the IPO, the participation threshold was determined by reference to the closing price of our Class A Common Stock from the preceding trading day. The holders of profits interests had the right to participate in distributions of profits only in excess of the participation threshold. Previously awarded profits interests were converted into restricted stock awards in connection with the elimination of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (refer to Note 1 - Organization and Background).
Compensation expense for incentive awards is measured at the estimated fair value of the incentive units and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.
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
The Company classifies equity-based compensation expense on its Consolidated Statements of Operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.
Bonus Accruals
The Company has bonus programs for eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. Bonus accruals of $28.7 million and $11.5 million were recorded for the years ended December 31, 2021 and 2020, respectively, and were included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Employee Retirement Benefits
The Company has a 401(k) plan that all eligible employees can contribute pre-tax and after-tax (Roth) to up to the maximum annual amount established by the Internal Revenue Code. In 2021 and 2020, the Company matched 50% of the employee’s contribution to the 401(k) plan up to the first 7% of their contribution. In 2019, the Company matched 35% of the employee's contribution to the 401(k) plan up to the first 6% of their contribution. Matching contributions made by the Company were approximately $5.4 million, $3.0 million, and $1.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. Matching contributions vest 33% per year until fully vested. Employee contributions are 100% vested immediately. The increased headcount contributed to the increase in the Company’s matching contribution in 2021. The increased match percentage combined with increased headcount contributed to the increase in the Company’s matching contribution in 2020.
Israeli Severance Pay Law
Under Section 14 of the Israeli Severance Pay Law, employees in Israel are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds which relieves the Company from future obligations under this law. During the years ended December 31, 2021, 2020, and 2019, the Company recorded $4.8 million, $2.0 million, and $0.7 million, respectively, in severance expenses related to these employees. The increased headcount contributed to the increase in the Company’s matching contribution in 2021 and 2020.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The standard applies to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Further, the standard provides exceptions to certain guidance in ASC 815, Derivatives and Hedging, related to changes to the critical terms of a hedging relationship due to reference rate reform and provides optional expedients for fair value, cash flow, and net investment hedging relationships for which the component excluded from the assessment of hedge effectiveness is affected by reference rate reform. The standard is effective for us as of March 12, 2020 through December 31, 2022, and we may elect to apply the provisions of the standard as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 up to the date that the financial statements are available to be issued. Once elected, the provisions of the standard must be applied prospectively for all similar eligible contract modifications other than derivatives, which may be applied at a hedging relationship level. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to provide supplemental guidance and to further clarify the scope of the amended guidance. The standards would apply to our existing variable rate financing and derivatives designated as hedges if elected in the future. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contract. The Update is intended to improve the accounting for acquired revenue contracts with customers in a business combination, related to the recognition of an acquired contract liability, and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment also provides certain practical expedients when applying the guidance. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The Company intends to adopt ASU 2021-08 on January 1, 2022. The Company does not anticipate that the adoption will have a material effect on the Company’s financial statements or disclosures.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Recently Adopted Accounting Pronouncements
In January 2021, we adopted Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) utilizing the prospective transition method. The amendments in ASU 2019-12 eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income tax in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. During Q3 2021, the Company liquidated Insent creating a step-up in tax basis separate from the acquisition. In accordance with ASU 2019-12, the Company recorded a DTA on this step-up in tax basis. The additional DTA recognized as of December 31, 2021 was $6.3 million as a result of adoption of ASU 2019-12.

Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Year Ended December 31,
(in millions)	2021	2020	2019
Subscription	$738.6	$471.2	$289.3
Usage-based	8.6	5.0	4.0
Total revenue	$747.2	$476.2	$293.3
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
Of the total revenue recognized in the years ended December 31, 2021, 2020, and 2019, $221.3 million, $155.4 million and $52.2 million was included in the unearned revenue balance as of December 31, 2020, 2019, and 2018, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
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

Note 3 - Revenue from Contracts with Customers (continued)

As of December 31, 2021 and December 31, 2020, the Company had contract assets of $3.7 million and $2.4 million respectively, which are recorded as current assets within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of December 31, 2021 and December 31, 2020, the Company had unearned revenue of $364.2 million and $222.7 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of December 31, 2021	$671.5	$192.9	$864.4
As of December 31, 2020	$432.2	$126.8	$559.0
Note 4 - Business Combinations
2021 Acquisitions
During the twelve months ended December 31, 2021, the Company consummated the following acquisitions (collectively, “2021 Acquired Companies”) which have been accounted for as business combinations under ASC Topic 805.
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
•On July 12, 2021, the Company acquired substantially all of the net assets of AffectLayer, Inc. (d/b/a Chorus.ai) (“Chorus.ai”). At the time of purchase, the Company reserved a portion of cash transferred to settle the Seller’s estimated tax liability arising from the sale of Chorus.ai’s net assets. The Seller has since completed the final determination of its tax liability, resulting in a refund to the Company of approximately $33.9 million in cash, which was received in the fourth quarter of 2021 and previously included in the Prepaid expenses and other current assets balance. After adjustment for this refund, purchase consideration transferred for the assets of Chorus.ai is $547.4 million in cash. The total purchase consideration includes $31.8 million attributable to certain unvested options issued by Chorus.ai that were accelerated in contemplation of the acquisition by ZoomInfo. The purchase accounting for this transaction has been finalized. As part of the acquisition, the Company issued 572,921 RSUs that replaced previously unvested equity in Chorus.ai or were issued as incremental incentive grants at a total grant date fair value of $30.3 million, and agreed to pay $6.0 million of compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods.

Note 4 - Business Combinations (continued)
•On September 8, 2021, the Company acquired substantially all of the net assets of RingLead, Inc. (“RingLead”) for total purchase consideration of $118.0 million, consisting of $116.9 million in cash and estimated deferred purchase consideration of $1.1 million. The purchase accounting for this transaction is not yet finalized. As part of the acquisition, the Company issued 42,854 replacement RSUs, at a total grant date fair value of $2.8 million and agreed to pay $3.7 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods.
The Company has included the financial results of the 2021 Acquired Companies in the consolidated financial statements from each date of acquisition. During the twelve months ended December 31, 2021, the 2021 Acquired Companies contributed $13.2 million to revenue. Due to the integration of the 2021 Acquired Companies into the operations of ZoomInfo, the Company cannot practicably determine the contribution of the 2021 Acquired Companies to consolidated net earnings. Transaction costs associated with each acquisition were not material.
The acquisition date fair value of the total consideration transferred was comprised of the following (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash	$697.7	$(0.5)	$697.2
Deferred purchase consideration	2.2	—	2.2
Total purchase consideration	$699.9	$(0.5)	$699.4

Note 4 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the dates of the acquisition for the 2021 Acquired Companies, as adjusted in the fourth quarter of 2021 (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$13.9	$—	$13.9
Accounts receivable	4.3	0.1	4.4
Prepaid expenses and other assets	2.8	—	2.8
Intangible assets	120.7	0.2	120.9
Accounts payable and other liabilities	(4.1)	(0.5)	(4.6)
Unearned revenue	(10.2)	—	(10.2)
Deferred tax liabilities	(2.7)	—	(2.7)
Total identifiable net assets acquired	124.7	(0.2)	124.5
Goodwill	575.2	(0.3)	574.9
Total consideration	699.9	(0.5)	699.4
Cash refund from Chorus.ai acquisition	33.9	(33.9)	—
Deferred consideration	(2.2)	—	(2.2)
Accruals from adjustments to working capital balances	(0.5)	1.1	0.6
Cash paid for 2020 acquisitions in 2021 (see "2020 Acquisitions")	0.3	—	0.3
Cash acquired	(13.9)	—	(13.9)
Cash paid for acquisitions, net of cash acquired	$717.5	$(33.3)	$684.2
The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The fair values of assets acquired and liabilities assumed in the RingLead acquisition may be subject to change as additional information is received regarding purchase consideration, working capital balances at the acquisition date and the values of the identifiable intangible assets.
The following table sets forth the components of identifiable intangible assets acquired and the estimated useful lives as of the dates of acquisition (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date	Weighted Average Useful Life
Brand portfolio	$1.1	$—	$1.1	2.0 years
Developed technology	107.5	0.2	107.7	6.1 years
Customer relationships	12.1	—	12.1	7.7 years
Total intangible assets	$120.7	$0.2	$120.9
Developed technology represents the fair value of the technology portfolios acquired. The goodwill is primarily attributed to the expanded market opportunities when integrating technology with the Company’s technology and the assembled workforce. All goodwill acquired in the twelve months ended December 31, 2021 is expected to be deductible for U.S. income tax purposes.

Note 4 - Business Combinations (continued)
Unaudited Pro Forma Financial Information for the 2021 Acquisitions
The following table presents the unaudited pro forma results for the years ended December 31, 2021 and 2020. The unaudited pro forma financial information combines the results of operations of the 2021 Acquired Companies and ZoomInfo as though each of the acquisitions had been completed on January 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at such time. The unaudited pro forma results presented below primarily include adjustments for amortization of identifiable intangible assets, the valuation of deferred revenue assumed in the acquisitions (“the deferred revenue write-down”), interest expense, aggregate transaction expenses and transaction success bonuses of $12.6 million, equity-based compensation, and related tax effects of the adjustments:

	Year Ended December 31,
(in millions)	2021	2020
Revenue	$764.0	$490.6
Net income (loss)	$84.9	$(78.8)
2020 Acquisitions
The Company acquired all of the assets of Clickagy, LLC on October 14, 2020 and all of the membership interests in EverString Technology, LLC on November 3, 2020 for a total purchase consideration of $72.0 million. During the first half of fiscal year 2021, the Company recorded immaterial post-close net working capital adjustments. The preliminary purchase price allocation was updated to reflect the $0.3 million increase in consideration paid as well as to reflect the $0.2 million adjustment to unearned revenue and $0.1 million adjustment to goodwill. The purchase accounting from these transactions has been finalized. The Company included the financial results of these businesses in the consolidated financial statements from each date of acquisition. Transaction costs associated with each acquisition were not material. As part of the acquisitions, the Company agreed to issue 49,932 RSUs, at a total grant date fair value of $2.1 million, and agreed to pay $4.8 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods. The Company classifies compensation expense on its Consolidated Statements of Operations in the same manner in which the award recipient’s salary is classified.
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

Note 4 - Business Combinations (continued)
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
The fair value of the contingent earnout payments was determined based on the Company’s probability-weighted estimate of future payments. Potential contingent payments may be as high as $4.0 million if all performance criteria are met, of which 40% is attributable to purchase consideration and the balance compensation expense as it is contingent upon continued employment with the Company by Komiko’s co-founders. During the year ended December 31, 2021, the Company adjusted the Komiko contingent payment liability by $0.3 million and $2.1 million was paid out in 2021.
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

Note 4 - Business Combinations (continued)
The Company has included the financial results of Pre-Acquisition ZI in the consolidated financial statements from the date of acquisition. The Company incurred approximately $2.7 million of transactions costs related to this acquisition which are included in Restructuring and transaction related expenses on our Consolidated Statements of Operations.
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
In accordance with the purchase agreement, the Company paid deferred consideration of $25.0 million and $10.0 million on the first and second anniversary of the Pre-Acquisition ZI acquisition, respectively. In 2021, the remaining balance of $10.0 million was paid. The fair value of the deferred consideration payments was determined using a present value calculation. The following table summarizes the fair values of the assets acquired and liabilities assumed, as of the date of acquisition (in millions):

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
As of December 31, 2021, the potential value of future payments under the Cash Vesting Payment Program was $0.1 million to be paid to employees through 2022, assuming continued employment for each employee. The Company recognized $3.8 million, $6.4 million and $8.8 million of expense under the Cash Vesting Program for the years ended December 31, 2021, 2020, and 2019 respectively. Based on the requirement for continued service, the cost related to payments under the Cash Vesting Payment Program, expense is recognized as compensation and reflected on our Consolidated Statements of Operations in the same category as salary expense of the recipient.
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
Unaudited Pro Forma Financial Information for Pre-Acquisition ZI
The following table presents the unaudited pro forma results for the years ended December 31, 2019 and 2018. The unaudited pro forma financial information combines the results of operations of Pre-Acquisition ZI and the Company as though the acquisition had been completed on January 1, 2018. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below primarily include adjustments for amortization of unearned revenue fair value adjustments, acquired tangible and intangible assets, interest expense and $9.2 million of transaction costs and bonuses incurred by the Company and Pre-Acquisition ZI as if the acquisition had occurred on January 1, 2018.

Note 4 - Business Combinations (continued)

	Year Ended December 31,
(in millions)	2019	2018
Revenue	$334.1	$205.6
Loss Before Income Taxes	$(48.0)	$(146.4)

Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$276.5	$—	$—	$276.5
Cash equivalents
Corporate debt securities	15.7	—	—	15.7
Money market mutual funds	16.1	—	—	16.1
Total cash equivalents	31.8	—	—	31.8
Total cash and cash equivalents	308.3	—	—	308.3
Short-term investments:
Corporate debt securities	18.4	—	—	18.4
Total short-term investments	18.4	—	—	18.4
Total cash, cash equivalents, and short-term investments	$326.7	$—	$—	$326.7

Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2020

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$100.4	$—	$—	$100.4
Cash equivalents
Corporate debt securities	72.0	—	—	72.0
Money market mutual funds	91.0	—	—	91.0
Securities guaranteed by U.S. government	6.4	—	—	6.4
Total cash equivalents	169.4	—	—	169.4
Total cash and cash equivalents	269.8	—	—	269.8
Short-term investments:
Corporate debt securities	24.0	—	—	24.0
Securities guaranteed by U.S. government	6.6	—	—	6.6
Total short-term investments	30.6	—	—	30.6
Total cash, cash equivalents, and short-term investments	$300.4	$—	$—	$300.4
Refer to Note 10 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at December 31, 2021 and 2020.

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$18.4	$18.4	$30.6	$30.6
Total	$18.4	$18.4	$30.6	$30.6
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following (in millions):

	December 31,
	2021	2020
Computer equipment	$12.5	$7.4
Furniture and fixtures	3.6	5.4
Leasehold improvements	8.6	7.0
Internal use developed software	40.8	28.0
Construction in progress	5.9	2.9
	71.4	50.7
Less: accumulated depreciation	(29.7)	(19.7)
Property and equipment, net	$41.7	$31.0
During the twelve months ended December 31, 2021, in relation to our Waltham office relocation, we recorded an impairment charge of $2.7 million, comprised of $1.5 million relating to the operating lease right-of-use asset, and $1.2 million relating to the leasehold improvements. We also recorded accelerated depreciation of furniture and fixtures of $2.1 million. These charges were recognized within Restructuring and transaction related expenses on our Consolidated Statements of Operations.
Depreciation expense was $13.7 million, $8.9 million, and $6.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of December 31, 2021 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$284.1	$(71.8)	$212.3	14.5
Acquired technology	303.2	(121.1)	182.1	6.3
Brand portfolio	7.7	(4.1)	3.6	6.6
Net intangible assets subject to amortization	$595.0	$(197.0)	$398.0

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,575.1	$—	$1,575.1

Note 7 - Goodwill and Acquired Intangible Assets (continued)
Intangible assets consisted of the following as of December 31, 2020 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$272.0	$(52.6)	$219.4	14.9
Acquired technology	195.5	(85.8)	109.7	6.3
Brand portfolio	6.6	(3.0)	3.6	8
Net intangible assets subject to amortization	$474.1	$(141.4)	$332.7

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,000.1	$—	$1,000.1

Amortization expense was $55.6 million, $41.9 million, and $42.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Future amortization expense for intangible assets as of December 31, 2021 is as follows (in millions):

Estimate Amortization Expense
For years ended December 31,
2022	$66.0
2023	$55.4
2024	$53.4
2025	$52.7
2026	$43.0
The following summarizes changes to the Company’s goodwill (in millions):

Balance at December 31, 2019	$966.8
Goodwill from 2020 acquisitions	33.3
Balance at December 31, 2020	1,000.1
Adjustment from 2020 acquisitions	0.1
Goodwill from 2021 acquisitions	574.9
Balance at December 31, 2021	$1,575.1
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the years ended December 31, 2021 and 2020.

Note 8 - Financing Arrangements
As of December 31, 2021 and December 31, 2020, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	December 31, 2021	December 31, 2020

First Lien Term Loan	February 1, 2019	February 1, 2026	LIBOR +3.00%	$594.1	$744.9
First Lien Revolver	February 1, 2019	November 2, 2025	LIBOR +2.00%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	638.8	—
Total Carrying Value of Debt				1,232.9	744.9
Less current portion				—	—
Total Long-Term Debt				$1,232.9	$744.9
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
On June 17, 2020, the Company used approximately $101.2 million to prepay $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, including accrued interest thereon of $1.2 million. The repayment was funded with a portion of the net proceeds received from the initial public offering of the Company’s Class A common stock. As of December 31, 2020, $756.4 million aggregate principal amount of term loans were outstanding under the First Lien Credit Agreement. The interest related portion of the repayment was recorded within Interest expense, net on our Consolidated Statements of Operations, and represented use of cash from operating activities on our Consolidated Statements of Cash Flows.
In February 2021, we used all of the net proceeds from issuance of the Senior Notes, along with cash on hand, to prepay $356.4 million aggregate principal amount of our first lien term loans outstanding under the First Lien Credit Agreement (the “Debt Prepayment”). Following the Debt Prepayment, $400.0 million aggregate principal amount of first lien term loans were outstanding under our First Lien Credit Agreement. In February 2021, we entered into an amendment to our First Lien Credit Agreement (the “Second Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the interest rate from LIBOR plus 3.75% per annum to LIBOR plus 3.00% per annum. The Company recognized $7.7 million in the twelve months ended December 31, 2021 within Loss on debt modification and extinguishment on our Consolidated Statements of Operations, primarily comprised of the write-off of unamortized issuance costs associated with the Debt Prepayment.
In July 2021, we entered into an amendment to our existing First Lien Credit Agreement, that provided for the incurrence of an additional $200.0 million aggregate principal amount of additional term loans under our existing First Lien Credit Agreement.

Note 8 - Financing Arrangements (continued)
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or the London Interbank Offer Rate (“LIBOR”) plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans. The effective interest rate on the first lien debt was 3.41% and 4.30% as of December 31, 2021 and December 31, 2020, respectively.
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
In March 2020, the Company drew down $35.0 million under the revolving credit facility. In June 2020, the Company paid off the outstanding $35.0 million balance of the revolving credit facility with proceeds from the IPO. The effective interest rate was 3.70% as of the repayment date. In July 2021, the Company drew down $225.0 million under the revolving credit facility and then paid off the outstanding $225.0 million balance of the revolving credit facility with proceeds from the Credit Agreement Amendment and proceeds from the Senior Notes. The effective interest rate was 4.44% as of the repayment date. Immaterial debt issuance costs were incurred in connection with these entries into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets were immaterial as of December 31, 2021 and December 31, 2020.
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
On June 8, 2020, the Company used approximately $380.6 million of the proceeds of the IPO to repay the entire aggregate principal amount outstanding under the Second Lien Credit Agreement, including prepayment premiums of $3.7 million and accrued interest thereon of $6.9 million. The effective interest rate was 10.8% as of the repayment date. The Company recognized $7.3 million loss on the extinguishment of debt relating to the write-off of unamortized issuance costs. The Company recognized $11.0 million within Loss on debt modification and extinguishment on our Consolidated Statements of Operations comprised of the write-off of unamortized issuance costs and the prepayment penalty incurred on the payoff. The effective interest rate on the second lien debt was 11.9% as of December 31, 2019.
Redeemable Series A Preferred Units
In conjunction with the acquisition of Pre-Acquisition ZI on February 1, 2019, ZoomInfo issued 51,750,000 of Series A Preferred Units in exchange for $200.2 million, net of issuance costs. On June 8, 2020, the Company redeemed and cancelled all outstanding Series A Preferred Units of ZoomInfo OpCo. Refer to Note 13 - Redeemable Series A Preferred Units for additional discussion regarding Series A Preferred Units and related redemption.

Note 8 - Financing Arrangements (continued)
The expected future principal payments for all borrowings as of December 31, 2021 is as follows (in millions):

Contractual Maturity
2022	$—
2023	—
2024	—
2025	—
2026	600.0
Thereafter	650.0
Total principal payments	1,250.0
Unamortized debt issuance costs	(17.1)
Total long-term debt	$1,232.9

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
We recognize derivative instruments and hedging activities on a gross basis as either assets or liabilities on the Company’s Consolidated Balance Sheets and measure them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. For derivatives designated as cash flow hedges, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income (loss) on the Company’s Consolidated Balance Sheets. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.
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
During the year ended December 31, 2020, we entered into forward-starting interest rate swaps to hedge the variability of forecasted interest payments on our first lien debt after April 2022. The total notional amount of these forward-starting interest rate swaps is $500.0 million. These forward-starting interest rate swaps will fix the benchmark interest rate and hedge the variability of forecasted interest payments from April 2022 through January 2026. The Company dedesignated and redesignated certain hedges contemporaneously with the inception of our forward-starting interest rate swaps to achieve optimal interest rate protections.

Note 9 - Derivatives and Hedging Activities (continued)
During the second quarter of 2020, the Company reduced its LIBOR based debt to $756.4 million (refer to Note 8 - Financing Arrangements), which was below the total notional amounts of our derivative instruments of $850.0 million as of the date of the debt repayment. Consequently, concurrent with the repayment of the entire aggregate principal amount outstanding under the Second Lien Credit Agreement and prepayment of $100.0 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, we dedesignated and partially redesignated the derivative instruments. As the forecasted interest payments on $93.7 million not redesignated was probable to not occur, the Company reclassified the existing deferred loss on that portion of the derivative of $3.3 million from AOCI into Interest expense, net on our Consolidated Statements of Operations.
In the first quarter of 2021, concurrent with the prepayment of $356.4 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, we fully dedesignated the interest rate cap contract and partially dedesignated $100.0 million of the notional amount of one of the forward-starting interest rate swap contracts. In the third quarter of 2021, the Company redesignated $100.0 million of available notional of the partially dedesignated forward-starting interest rate swap contract and redesignated $100.0 million of available notional of the interest-rate cap contract in connection with the incurrence of an incremental $200.0 million of variable-rate debt under the First Lien Credit Agreement. As of December 31, 2021, $400.0 million of the notional amount of the interest rate cap contract is not designated as an accounting hedge. Gains and losses resulting from valuation adjustments on dedesignated portions of our derivative contract subsequent to dedesignation of hedge accounting are recorded within Interest expense, net on our Consolidated Statements of Operations. As it is not probable the forecasted transaction will not occur, the amounts in Accumulated other comprehensive income (loss) as of the date of dedesignation will be released based on our original forecast.
As December 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	$350.0	2.301%	April 29, 2022
Forward-starting interest rate swap contracts - April 2022	Two	$500.0	0.370%	January 30, 2026

Note 9 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of December 31, 2021 and December 31, 2020 (in millions):

	Fair Value of Derivative Instruments
Instrument	December 31, 2021		December 31, 2020
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$—	$0.1	$—	$0.2
Interest rate cap contract(2)	—	—	—	0.2
Interest rate swap contracts(1)	—	2.4	—	7.3
Interest rate swap contracts(2)	—	—	—	2.2
Forward-starting interest rate swap contracts(3)	0.7	—	—	—
Forward-starting interest rate swap contracts(4)	15.2	—	1.0	—
Total designated derivative fair value	15.9	2.5	1.0	9.9

Derivatives not designated as hedging instruments
Interest rate cap contract(1)	—	0.3	—	0.2
Interest rate cap contract(2)	—	—	—	0.2
Interest rate cap contract(4)	0.1	—	—	—
Total undesignated derivative fair value	0.1	0.3	—	0.4
Total derivative fair value	$16.0	$2.8	$1.0	$10.3
________________
(1) Included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
(2) Included in Other long-term liabilities on our Consolidated Balance Sheets.
(3) Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(4) Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) (“AOCI”) on our Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows on our Consolidated Statements of Cash Flows in the period settled in cash. Income tax effects from changes in fair value of derivative instruments are recorded on our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $1.5 million into interest expense from AOCI.
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

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$15.7	$—
Money market mutual funds	$16.1	$—	$—
Short-term investments:
Corporate debt securities	$—	$18.4	$—
Prepaid expenses and other current assets:
Forward-starting interest rate swap contracts	$—	$0.7	$—
Deferred costs and other assets, net of current portion:
Interest rate cap contract	$—	$0.1	$—
Forward-starting interest rate swap contracts	$—	$15.2	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.4)	$—
Interest rate swap contracts	$—	$(2.4)	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$14.2

Fair Value at December 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$72.0	$—
Money market mutual funds	$91.0	$—	$—
Securities guaranteed by U.S. government	$—	$6.4	$—
Short-term investments:
Corporate debt securities	$—	$24.0	$—
Securities guaranteed by U.S. government	$—	$6.6	$—
Deferred costs and other assets, net of current portion:
Forward-starting interest rate swap contracts	$—	$1.0	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.8)	$—
Interest rate swap contracts	$—	$(9.5)	$—

Measured on a non-recurring basis:
N/A	$—	$—	$—

Note 10 - Fair Value (continued)
There have been no transfers between fair value measurements levels during the year ended December 31, 2021.
Refer to Note 5 - Cash, Cash Equivalents, and Short-term Investments for further information regarding the fair value of our financial instruments. Refer to Note 15 - Leases, “recent leasing activity” for further information regarding the impairment of our Waltham operating lease.
Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
As of December 31, 2021, our outstanding non-cancelable purchase obligations with a term of 12 months or longer, mainly related to third-party cloud hosting and software as a service arrangements, were as follows (in millions):

Fiscal Period:	Amount
2022	$20.0
2023	8.3
2024	42.6
2025	—
2026	—
Thereafter	—
Total	$70.9
For information regarding financing-related obligations, refer to Note 8 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 15 - Leases.
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $3.1 million and $3.1 million at December 31, 2021 and December 31, 2020, respectively. This liability is included in Accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.
Deferred acquisition-related payments
In connection with the acquisitions of Insent and RingLead, the Company expects to pay an incremental $5.0 million in deferred consideration and employee compensation to the selling shareholders of each Company, subject to forfeiture if certain key employees of the acquired companies terminate their employment with the Company before specified dates. The Company expects to pay an additional $3.0 million in December 2022 in respect of the Insent acquisition, of which $1.1 million represents deferred consideration, and an additional $2.0 million in March 2022 in respect of the RingLead acquisition, of which $1.1 million represents deferred consideration. Refer to Note 4 - Business Combinations for additional information.
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

Note 11 - Commitments and Contingencies (continued)
On April 15, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies LLC in the United States District Court for the Northern District of Illinois (Eastern Division) alleging ZoomInfo’s use of Illinois residents’ names in public-facing web pages violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. Based on the information known by the Company as of the date of this filing, it is not possible to provide an estimated amount of any such loss or range of loss that may occur. The Company intends to vigorously defend against this lawsuit.
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
Note 12 - Stockholders' Equity and Members' Deficit
New ZoomInfo Class A Common Stock Rights
Our authorized capital stock consists of 2,500,000,000 shares of Class A common stock, par value $0.01 per share, 500,000,000 shares of Class B common stock, par value $0.01 per share, 300,000,000 shares of Class C common stock, par value $0.01 per share, and 200,000,000 shares of preferred stock, par value $0.01 per share. Subsequent to the UP-C Corporate Structure and Multi-Class Voting Structure Elimination, there are no issued and outstanding shares of Class B common stock or Class C common stock and we do not intend to issue any shares of Class B common stock or Class C common stock. No shares of preferred stock have been issued or are currently outstanding.
Voting rights
Holders of Class A common stock will vote as a single class and are entitled to one vote per share on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally, including the election or removal of directors. The holders of our Class A common stock do not have cumulative voting rights in the election of directors.
Preemptive or similar rights
Holders of shares of our Class A common stock do not have preemptive, subscription, redemption or conversion rights. There are no redemption or sinking fund provisions applicable to the Class A common stock.
Dividends and distributions
Holders of Class A common stock are entitled to receive dividends at the same rate, when, as and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. To date, no dividends have been declared or paid by us.
Upon our liquidation, dissolution, or winding up, subject to the rights of holders of one or more outstanding series of preferred stock having liquidation preferences, the holders of shares of our Class A common stock are entitled to receive pro rata our remaining assets available for distribution.

Note 12 - Stockholders' Equity and Members' Deficit (continued)
Old ZoomInfo Class A, B, and C Common Stock Rights
As noted above, subsequent to the UP-C Corporate Structure and Multi-Class Voting Structure Elimination, there are no issued and outstanding shares of Class B common stock or Class C common stock, and we do not intend to issue any shares of Class B common stock or Class C common stock. The below represent the historical rights of Old ZoomInfo Class A, Class B, and Class C common stock. Shares of Old ZoomInfo Class A common stock and Class C common stock were identical in all respects, except for voting rights, certain conversion rights and transfer restrictions in respect of the shares of Class C common stock, as described below.
Voting rights
Holders of Old ZoomInfo Class A common stock were entitled to one vote per share and holders of Old ZoomInfo Class B and Class C common stock were entitled to ten votes per share (for so long as the aggregate number of outstanding shares of our Old ZoomInfo Class B and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share), on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally, including the election or removal of directors.
Conversion rights and transfer restrictions
The shares of Old ZoomInfo Class C common stock were convertible at the option of the holder into shares of Old ZoomInfo Class A common stock on a one-for-one basis. In addition, each share of Old ZoomInfo Class C common stock converted automatically into one share of Old ZoomInfo Class A common stock upon any transfer, whether or not for value, or, if on the record date for any meeting of the stockholders, the aggregate number of outstanding shares of our Old ZoomInfo Class B common stock and Class C common stock was less than 5% of our outstanding shares of common stock. Once converted into Class A common stock, Class C common stock was not reissued.
Shares of Old ZoomInfo Class B common stock were not transferable except for (i) transfers to us for no consideration upon which transfer such share of Old ZoomInfo Class B common stock was automatically canceled, or (ii) together with the transfer of an identical number of OpCo Units or HoldCo Units made to the permitted transferee of such OpCo Units or HoldCo Units made in compliance with the applicable limited liability company agreement of ZoomInfo OpCo or ZoomInfo HoldCo. Upon the exchange of an OpCo Unit or a HoldCo Unit (together with a share of Old ZoomInfo Class B common stock), as applicable, the shares of Old ZoomInfo Class B common stock were automatically canceled with no consideration and no longer outstanding.
Dividends and distributions
Holders of Old ZoomInfo Class A and Class C common stock were entitled to receive dividends at the same rate, when, as and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. Holders of Old ZoomInfo Class B common stock did not have any right to receive dividends or to receive a distribution upon a liquidation, dissolution or winding up of ZoomInfo Technologies Inc. No dividends were paid while Old ZoomInfo Class B and Class C common stock was outstanding.

Note 12 - Stockholders' Equity and Members' Deficit (continued)
Noncontrolling Interest
ZoomInfo Technologies Inc. operates and controls all of the business and affairs, and consolidates the financial results through ZoomInfo OpCo and its subsidiaries, conducts our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the HoldCo Units and OpCo Units held by Continuing Members. Changes in ZoomInfo’s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, redemptions or direct exchanges of HoldCo Units or OpCo Units by Continuing Members resulted in a change in ownership and reduced or increased the amount recorded as Noncontrolling interests and increased or decreased Additional paid-in capital on the Company’s Consolidated Balance Sheets. During the third quarter of 2021, all remaining HoldCo Units held by Continuing Members were exchanged for shares in ZoomInfo Technologies Inc. followed by the merger of HoldCo into ZoomInfo Technologies Inc. During the fourth quarter of 2021, all remaining OpCo Units held by Continuing Members were converted into Class A shares in connection with the merger of ZoomInfo OpCo into a newly formed subsidiary of ZoomInfo Technologies, Inc.
As of December 31, 2021, ZoomInfo Technologies Inc. held units resulting in an ownership interest of 100% in the consolidated subsidiaries.
The holders of OpCo Units may be subject to U.S. federal, state and local income taxes on their proportionate share of any taxable income of ZoomInfo OpCo. Net profits and net losses of ZoomInfo OpCo will generally be allocated to its holders pro rata in accordance with the percentages of their respective limited liability company interests. The amended and restated limited liability company agreement of ZoomInfo OpCo provides for cash distributions (“tax distributions”) to the holders of OpCo Units and Class P Units. During the years ended December 31, 2021, 2020, and 2019, the Company paid $19.9 million, $9.9 million, and $16.5 million in tax distributions to the noncontrolling interest, respectively.
Note 13 - Redeemable Series A Preferred Units
On February 1, 2019, and in connection with the ZoomInfo acquisition (refer to Note 4 - Business Combinations), the Company issued 51,750,000 Series A Preferred Units in exchange for $200.2 million, net of $0.6 million in issuance costs. As of December 31, 2019, 51,750,000 units remained outstanding.
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
Prior to the IPO, the ZoomInfo OpCo membership structure included Series A Preferred Units, Preferred units, Common units, and Profits Interests in the form of Class P Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for the year ended December 31, 2019, and the basic and diluted earnings per share calculations for the year ended December 31, 2020 represent the post IPO period from June 4, 2020 to December 31, 2020 only.
The following table sets forth reconciliations of the numerators and denominators used (in millions) to compute basic and diluted earnings (loss) per share of Class A and Class C common stock for the year ended December 31, 2021 and December 31, 2020. The basic and diluted earnings per share period for the year ended December 31, 2020, represents only the period from June 4, 2020 to December 31, 2020, which represents the period wherein we had outstanding Class A and Class C common stock.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator:
Net income (loss)	$94.9	$(36.4)
Add: Net (income) loss attributable to ZoomInfo OpCo before Reorganization Transactions	—	5.1
Less: Excess of consideration paid over carrying amount to holders of Series A Preferred Units attributable to common shares	—	(11.0)
Add: Net (income) loss attributable to noncontrolling interests	21.9	27.3
Net income (loss) attributable to ZoomInfo Technologies Inc.	$116.8	$(15.0)

The following table sets forth the computation of basic and diluted net income per share of Class A and Class C common stock (in millions, except share amounts and per share amounts):

	Year Ended December 31, 2021
	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$92.5	$24.3
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	202,573,536	53,293,720
Basic net income (loss) per share attributable to common stockholders	$0.46	$0.46

Note 14 - Earnings Per Share (continued)

	Year Ended December 31, 2021
	Class A	Class C

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$92.5	$24.3
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	41.2	10.8
Reallocation of earnings as a result of conversion of potentially dilutive instruments	12.3	(12.3)
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	22.8	—
Allocation of undistributed earnings	$168.8	$22.8
Denominator:
Number of shares used in basic computation	202,573,536	53,293,720
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
OpCo Units	129,468,657	—
HSKB I Class 1 Units	5,247,514	—
HSKB II Class 1 Units	212,245	—
HSKB II Phantom Units	773,518	—
HoldCo Units	888,675	—
Restricted Stock Awards	829,763	—
Restricted Stock Units	344,342	—
LTIP Units	35,301	—
Exercise of Class A Common Stock Options	296,296	—
Conversion of Class C to Class A common shares outstanding	53,293,720	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	393,963,567	53,293,720
Diluted net income (loss) per share attributable to common stockholders	$0.43	$0.43

Note 14 - Earnings Per Share (continued)

	Year Ended December 31, 2020
	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$(6.0)	$(9.0)
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	62,464,272	94,278,971
Basic net income (loss) per share attributable to common stockholders	$(0.10)	$(0.10)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$(6.0)	$(9.0)
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	(2.0)	(2.9)
Reallocation of earnings as a result of conversion of potentially dilutive instruments	(1.2)	1.2
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	(10.7)	—
Allocation of undistributed earnings	$(19.9)	$(10.7)
Denominator:
Number of shares used in basic computation	62,464,272	94,278,971
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Class P Units	8,397,751	—
HSKB I Class 1 Units	9,384,174	—
Exercise of Class A Common Stock Options	179,450	—
Conversion of Class C to Class A common shares outstanding	94,278,971	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	174,704,618	94,278,971
Diluted net income (loss) per share attributable to common stockholders	$(0.11)	$(0.11)

Shares of the Company’s Class B common stock do not participate in the earnings or losses of ZoomInfo Technologies Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Note 14 - Earnings Per Share (continued)
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	December 31, 2021	December 31, 2020
OpCo Units	—	213,410,605
Class P Units	8,100,932	—
HSKB II Class 1 Units	—	5,244,286
HSKB II Phantom Units	—	545,779
HoldCo Units	—	5,083,280
Restricted Stock Units	—	251,285
LTIP Units	—	447,456
Total anti-dilutive securities	8,100,932	224,982,691

Note 15 - Leases
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
The Company has also sublet a former corporate office. The sublease has a remaining lease term of less than one year. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income (loss) from operations on our Consolidated Statements of Operations was immaterial for the years ended December 31, 2021, 2020, and 2019.
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020:

	December 31,	December 31,
(in millions)	2021	2020
Assets
Operating lease right-of-use assets, net	$59.8	$32.0

Liabilities
Current portion of operating lease liabilities	$8.1	$6.0
Operating lease liabilities, net of current portion	$61.5	$33.6
Rent expense was $11.1 million, $7.6 million, and $6.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Other information related to leases was as follows:

(in millions)	December 31,	December 31,
Supplemental Cash Flow Information	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$8.3	$7.3

Lease liabilities arising from obtaining right-of-use assets
From acquisitions	$0.2	$0.4
From new and existing lease agreements and modifications	$36.9	$(0.9)

	As of
	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	9.6	5.0
Weighted average discount rate	4.4%	4.2%

Note 15 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized on our Consolidated Balance Sheets as of December 31, 2021 (in millions):

Year Ending December 31,	Operating Leases
2022	$6.9
2023	12.2
2024	17.5
2025	10.4
2026	4.6
Thereafter	35.8
Total future minimum lease payments	87.4
less effects of discounting	17.8
Total lease liabilities	$69.6

Reported as of December 31, 2021
Current portion of operating lease liabilities	$8.1
Operating lease liabilities, net of current portion	61.5
Total lease liabilities	$69.6
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
Expense associated with short term leases and variable lease costs were immaterial for the year ended December 31, 2021. The expense related to short term leases reasonably reflected our short-term lease commitments.
Recent Leasing Activity
During the twelve months ended December 31, 2021, the Company executed an agreement to sublet our existing Waltham office space for the remainder of our lease term in anticipation of our office relocation which commenced in June 2021. Sublease income will be recorded as a reduction of rent expense and allocated to the appropriate financial statement line item to arrive at Income (loss) from operations on our Consolidated Statements of Operations. In connection with these activities, and as referenced in Note 6 - Property and Equipment, we recorded a cumulative impairment charge of $1.5 million to reduce the carrying values of our existing Waltham right-of-use asset to its fair value.
In the first quarter of 2021, we executed a lease for office space in Waltham, Massachusetts, with the rent payments for the first phase expected to commence at the earliest in January 2022 and the rent payments for the additional phases expected to commence between January 2023 and April 2027. The lease will terminate on December 31, 2036, the last day of the fifteenth lease year. The lease is subject to fixed-rate rent escalations and provides for $11.3 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. Upon commencement of the first phase of the lease in June 2021, the Company recorded an operating lease right-of-use asset and lease liability of $35.2 million. As the commencement of the subsequent phases of this lease are expected to occur in the future, the Company has not recorded operating lease right-of-use assets or lease liabilities for these phases as of December 31, 2021. Undiscounted lease payments under the subsequent phases are anticipated to be $59.5 million, which are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.

Note 15 - Leases (continued)
In the third quarter of 2021, we executed a lease for a new corporate headquarters in Vancouver, Washington, which will become available for occupancy in phases as construction progresses. The first phase is expected to commence at the earliest in January 2025 and the second and third phases expected to commence in January 2026 and January 2027, respectively. The lease is expected to terminate on October 31, 2040, the last day of the 190th month after lease commencement. The lease is subject to fixed-rate rent escalations and provides for $42.1 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise. Undiscounted lease payments are anticipated to be $291.7 million, excluding tenant allowance reimbursements, and are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
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
The maximum aggregate number of shares of the Company’s Class A common stock that may be issued pursuant to awards under the Omnibus Plan shall not exceed 18,650,000 shares (including OpCo Units or other securities which have been issued under the plan and were converted into awards based on shares of Class A common stock) (the “Plan Share Reserve”). The Omnibus Plan also contains a provision that will add an additional number of shares of Class A common stock to the Plan Share Reserve on the first day of each year starting with January 1, 2021, equal to the lesser of (i) the positive difference between (x) 5% of the outstanding Class A Common Stock on the last day of the immediately preceding year, and (y) the Plan Share Reserve on the last day of the immediately preceding year, and (ii) a lower number of shares of Class A Common Stock as may be determined by the Board.
The Company currently has equity-based compensation awards outstanding as follows: Restricted Stock Units, Class A Common Stock Options, and Restricted Stock. In addition, the Company recognizes equity-based compensation expense from awards granted to employees as further described below under HSKB Incentive Units.
Except where indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. For grants issued prior to June 2020, the service vesting condition is generally over four years with 50% vesting on the two years anniversary of the grant date of the award and the remainder vesting monthly thereafter. For awards made after May 2020, the service vesting condition is generally up to four years with 25% vesting on the one year anniversary of the grant date of the award and 6.25% vesting quarterly thereafter. In December 2021, RSUs were granted where the service vesting condition is 100% vesting on the second anniversary of the grant date of the award. These awards had a grant date fair value of $104.1 million.

Note 16 - Equity-based Compensation (continued)
Restricted Stock Units
Restricted Stock Unit (“RSU”) activity was as follows during the periods indicated:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	985,398	$28.84	—
Granted	4,656,717	$59.01	1,055,609
Vested	(443,647)	$35.82	(26,674)
Forfeited	(344,673)	$46.15	(43,537)
Unvested at end of period	4,853,795	$56.74	985,398
Restricted Stock
During the year ended December 31, 2021, the Company issued shares of Restricted Stock in exchange for all unvested HoldCo Units, Class P Units, and LTIP Units owned directly by employees of the Company (refer to Note 1 - Organization and Background). The exchanged shares of Restricted Stock remain subject to the same service vesting requirements of the original units. Upon fulfillment of the original employment service conditions, the restrictions will be lifted and the Restricted Stock will convert to unrestricted Class A Shares.
Restricted Stock activity was as follows during the periods indicated:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock
Unvested at beginning of period	—	$—	—
Exchanged HoldCo Units	872,371	$9.36	—
Exchanged Class P Units	3,380,469	$4.96	—
Exchanged LTIP Units	294,665	$47.34	—
Vested	(992,945)	$6.20	—
Forfeited	(29,187)	$9.42	—
Unvested at end of period	3,525,373	$9.21	—
Class A Common Stock Options
Options activity was as follows during the period indicated:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Options	Weighted Average Exercise Price	Options
Unvested at beginning of period	552,440	$21.00	—
Effect of Reorganization Transactions and IPO	—	$—	576,708
Vested	(329,693)	$21.00	—
Forfeited	(33,025)	$21.00	(24,268)
Unvested at end of period	189,722	$21.00	552,440

Note 16 - Equity-based Compensation (continued)
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of December 31, 2021.

December 31, 2021
Aggregate intrinsic value (in millions)
Unit Options outstanding	$18.0
Unit Options exercisable	$9.8
Weighted average remaining contractual life (in years)
Unit Options outstanding	8.3 years
Unit Options exercisable	8.1 years
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
HoldCo Units
During the year ended December 31, 2021, ZoomInfo HoldCo waived the restriction on exchanges of unvested HoldCo Units on condition that such holders accept Class A Common Stock subject to the same vesting terms as the corresponding exchanged HoldCo Units. Subsequently, 872,371 unvested HoldCo Units, along with the same number of corresponding Class B Shares held directly by employees of the Company were voluntarily exchanged for 872,371 shares of Restricted Stock.
HoldCo Unit activity was as follows during the periods indicated:

	Year Ended December 31, 20201		Year Ended December 31, 2020
	HoldCo Units	Weighted Average Grant Date Fair Value	HoldCo Units
Unvested at beginning of period	1,214,105	$9.13	—
Effect of Reorganization Transactions and IPO	—	$—	1,332,239
Exchanged for Restricted Stock	(872,371)	$9.36	—
Vested	(298,177)	$8.51	(74,207)
Forfeited	(43,557)	$9.01	(43,927)
Unvested at end of period	—	$—	1,214,105

Note 16 - Equity-based Compensation (continued)
Class P Units
During the year ended December 31, 2021, the Company permitted employees to exercise the exchange rights on unvested Class P Units, pursuant to Board approval. Subsequently, the Company exercised the exchange rights on unvested Class P Units due to the elimination of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (refer to Note 1 - Organization and Background). The recipients received a number of shares of Restricted Stock equal in value to the implied “spread value” of the corresponding Class P Units, calculated based on the excess of the public trading price of Class A common stock at the time of the exchange over the per unit participation threshold of such Class P Units. The shares of Restricted Stock received are subject to the same vesting terms as the corresponding exchanged unvested Class P units.
Class P Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2021		Year Ended December 31, 2020	Year Ended December 31, 2019
	Class P Units	Weighted Average Participation Threshold	Class P Units	Class P Units
Unvested at beginning of period	8,796,642	$6.59	16,893,603	5,716,467
Effect of Reorganization Transactions and IPO	—	$—	(1,950,930)	—
Exchanged for Restricted Stock	(3,855,843)	$8.20	—	—
Granted	—	$—	642,500	13,310,663
Vested	(4,846,178)	$6.01	(6,357,566)	(280,563)
Forfeited	(94,621)	$6.56	(430,965)	(1,852,964)
Unvested at end of period	—	$—	8,796,642	16,893,603
LTIP Units
During the year ended December 31, 2021, the Company exercised the exchange rights on unvested LTIP Units due to the elimination of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (refer to Note 1 - Organization and Background).
LTIP Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2021		Year Ended December 31, 2020
	LTIP Units	Weighted Average Participation Threshold	LTIP Units
Unvested at beginning of period	47,620	$21.00	—
Exchanged for Restricted Stock	(294,665)	$47.34	—
Granted	247,045	$52.42	47,620
Unvested at end of period	—	$—	47,620

Note 16 - Equity-based Compensation (continued)
OpCo Units
There are no OpCo Units that are unvested and all vested OpCo Units have been converted into Class A Common Stock due to the elimination of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (refer to Note 1 - Organization and Background).
OpCo Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2021		Year Ended December 31, 2020	Year Ended December 31, 2019
	OpCo Units	Weighted Average Grant Date Fair Value	OpCo Units	OpCo Units
Unvested at beginning of period	—	$—	228,819	441,681
Effect of Reorganization Transactions and IPO	—	$—	(6,909)	—
Vested	—	$—	(162,218)	(118,867)
Forfeited	—	$—	(59,692)	(93,995)
Unvested at end of period	—	$—	—	228,819
HSKB Incentive Units
The founders of the Company contributed membership units of ZoomInfo OpCo into an upper tier entity, HSKB Funds, LLC, which is controlled by the current CEO of the Company (“HSKB Manager”). In connection with the Reorganization Transactions, HSKB was reorganized into HSKB I and HSKB II (together, “HSKB”), with HSKB I owning OpCo Units and HSKB II owning HoldCo Units. During the year ended December 31, 2021, HSKB II exchanged their HoldCo Units and paired shares of Class B common stock of the Company for share of Class A common stock of the Company pursuant to the terms of the limited liability company agreement of HoldCo. Subsequently, HSKB I exchanged their OpCo Units and paired shares of Class B common stock of the Company for share of Class A common stock of the Company.
HSKB has issued LLC units to the employees of the Company ("HSKB Grant") in the form of Class 1 units and Class 2 units. Such units may be exchangeable into one share of Class A common stock of the Company upon vesting. HSKB awards are recorded as compensation expense of the Company in accordance with the measurement and recognition criteria of ASC 718 for awards made by economic interest holders to employees of the Company.
HSKB has also allocated $31.3 million to be paid in cash over three years from 2019 to 2021 if the holder of an HSKB Grant remains employed by the Company as of the payment date. This pool was further expanded in March 31, 2020, when HSKB allocated an additional $5.3 million to be paid out over four years, starting with March 31, 2020, to holders of HSKB Grants who received grants after the March 2018 Carlyle Investment, subject to the holder’s continued employment by the Company. During the twelve months ended December 31, 2021, HSKB paid $9.0 million from allocated funds and has $2.9 million remaining to be paid through 2023.
HSKB Phantom Units
In December 2019, HSKB I adopted the HSKB Funds, LLC 2019 Phantom Unit Plan wherein HSKB may grant Phantom Units (“HSKB Phantom Units”) to employees of the Company. HSKB Phantom Units are recorded as compensation expense of the Company in accordance with the measurement and recognition criteria of ASC 718 for awards made by economic interest holders to employees of the Company. HSKB Phantom Units represent the economic equivalent of one Class A Common Share in the Company. In connection with the Reorganization Transactions, all HSKB Phantom Units were moved from HSKB I to HSKB II. Within 30 days of the later of the date upon which a Phantom Unit vests, HSKB II must settle the HSKB Phantom Unit in exchange for either (1) cash or (2) Class A Common Stock as determined by the HSKB Manager, in each case, equal to the fair market value of such Common Unit at the time of such exchange.

Note 16 - Equity-based Compensation (continued)
Unamortized Equity-based Compensation
As of December 31, 2021, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, periods in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$251.1	2.7
Class A Common Stock Options	0.6	1.6
Restricted Stock	25.2	1.7
HSKB Incentive Units	19.0	0.7
HSKB Phantom Units	12.1	3.1
Total unamortized equity-based compensation cost	$308.0

The total intrinsic value of profit interests and options that were exercised during the year ended December 31, 2021 and 2020 was $568.4 million and $50.3 million, respectively. The total fair value of all other previously unvested equity-based awards that vested during the year ended December 31, 2021 and 2020 was $59.2 million and $202.5 million, respectively.
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2021, 2020, and 2019, no significant long-lived assets were held by entities outside of the U.S.
Contracts denominated in currencies other than U.S. Dollar were not material for the years ended December 31, 2021, 2020, and 2019. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 11%, 9%, and 9% of total revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Revenue by geographic region is as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$665.0	$433.2	$267.3
Rest of world	82.2	43.0	26.0
	$747.2	$476.2	$293.3

Note 18 - Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders (collectively, the “Tax Receivable Agreements”). These Tax Receivable Agreements provide for the payment by the ZoomInfo Tax Group to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of Class A common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. During the three months ended December 31, 2021, all remaining units subjects to the Exchange Tax Receivable Agreement had been converted to Class A common stock. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Intermediate Inc. to the Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. The Company expects to benefit from the remaining 15.0% of any of cash savings that it realizes.
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
As of December 31, 2021, the Company had a liability of $3,056.4 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo units exchanged. Tax Receivable Agreements related liabilities are classified as current or noncurrent based on the expected date of payment and are included on the Company’s Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the year ended December 31, 2021, we recognized a TRA remeasurement gain of $39.5 million within Other (income) expense, net on our Consolidated Statements of Operations.

Note 19 - Income Taxes
The provision for income taxes for the years ended December 31, 2021, 2020, and 2019 consisted of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Current tax provision
Federal	$10.2	$1.9	$—
State	4.9	1.3	0.5
Foreign	5.5	3.3	0.2
	20.6	6.5	0.7

Deferred tax provision
Federal	(10.2)	0.9	(5.0)
State	(5.5)	(2.7)	(2.2)
Foreign	1.2	—	—
	(14.5)	(1.8)	(7.2)

Income tax expense (benefit)	$6.1	$4.7	$(6.5)

For the years ended December 31, 2021, 2020, and 2019, the effective income tax rate differs from the U.S. federal statutory income tax rate as explained below:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	4.7%	(4.2)%	1.6%
Foreign taxes	6.2%	(10.5)%	—%
Income allocable to NCI not subject to tax	(7.5)%	(0.2)%	(14.8)%
Stock compensation	2.4%	(42.1)%	—%
Impact of GAAP basis shifts	86.7%	(9.1)%	—%
R&D credit	(2.5)%	3.2%	—%
Other	(0.7)%	(0.3)%	0.5%
Valuation allowance	0.2%	27.4%	(0.6)%
Return to provision adjustment	(3.2)%	—%	—%
Liquidation of corporate subsidiary	1.3%	—%	—%
Impact of change in tax status	(103.7)%	—%	—%
Dividend from corporate subsidiary	1.2%	—%	—%
Effective income tax rate	6.1%	(14.8)%	7.7%

Note 19 - Income Taxes (continued)
As of December 31, 2021 and 2020, the components of deferred tax assets and liabilities are as follows (in millions):

	Year Ended December 31,
	2021	2020
Deferred tax assets
Intangibles	$3,999.7	$—
Interest expense carryforward	15.3	9.7
Investment in ZoomInfo Holdings LLC	—	649.6
Net operating loss carryforwards	96.7	5.9
Stock-based compensation	5.1	—
Credit carryforwards	1.8	3.1
Other	11.0	—
Total deferred tax assets	$4,129.6	$668.3

Deferred tax liabilities
Foreign withholding	$1.5	$—
Other DTL	13.6	—
Investment in ZoomInfo Tech LLC	—	22.6
Total deferred tax liabilities	$15.1	$22.6

Less valuation allowance	$—	$(238.3)
Net deferred tax asset (liability)	$4,114.5	$407.4
In the quarter ended December 31, 2021, the Company made an election to treat its operating partnership, ZoomInfo Technologies LLC, as a corporation for U.S. federal and state income tax purposes. As a result of this election, the Company removed its deferred tax asset associated with the investment in ZoomInfo Holdings LLC and recorded deferreds for the book-tax differences in the underlying assets and liabilities held by ZoomInfo Technologies LLC. This adjustment to the deferred tax assets and liabilities resulted in the Company recording a $104.8 million tax benefit. This benefit primarily relates to a difference between ZoomInfo Technologies Inc.’s inside and outside tax basis in its investment in ZoomInfo Holdings LLC at the time of the election. During Q1 and Q3 2021, the Company had shifts in GAAP basis from a non-taxable entity to a taxable entity resulting in the recognition of $87.8 million of tax expense.
We recognize deferred tax assets to the extent we believe, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. At December 31, 2021, we had U.S. federal tax credit carryforwards of approximately $1.7 million. Our federal tax credits will begin to expire in 2032 if not utilized. At December 31, 2021, we have $24.0 million of state tax net operating losses and $0.2 million of state tax credits. A small portion of the state net operating losses (less than $0.1 million) will expire in 2026. The remainder of the state net operating losses begin to expire in 2030.
For the year ended December 31, 2020, the Company recorded a valuation allowance on the portion of ZoomInfo Intermediate Holdings LLC’s investment in ZoomInfo Holdings LLC associated with its share of the book-tax difference in RKSI, This portion of the deferred tax asset is not expected to be realized in the foreseeable future. This valuation allowance and the corresponding deferred tax asset were written off in connection with the merger of RKSI with and into ZoomInfo Intermediate Holdings LLC during the quarter ended September 30, 2021.

Note 19 - Income Taxes (continued)
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
There were no interest and penalties accrued for the years ended December 31, 2021 or 2020. The Company has assessed its tax positions taken and concluded there are no significant uncertain tax positions. The Company has no unrecognized tax benefits as of December 31, 2021 or 2020, that, if recognized, would affect the amount of income tax expense reported.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles.
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
On June 7, 2021, July 12, 2021, and September 8, 2021, we completed the acquisitions of Insent, Inc. (“Insent”), AffectLayer, Inc. (d/b/a Chorus.ai) (“Chorus.ai”), and RingLead, Inc (“RingLead”), respectively. As permitted by the Securities and Exchange Commission, we have elected to exclude the internal controls of these acquisitions that have not been integrated into our existing processes and controls from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. The excluded aggregate financial position of Insent, Chorus.ai, and RingLead collectively represented less than 1% of our consolidated total assets (excluding goodwill and intangible assets which were included in management’s assessment of internal control over financial reporting) as of December 31, 2021, and less than 2% of our revenues for the year then ended. We will include the internal controls of Insent, Chorus.ai, and RingLead in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
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
Based on the steps implemented, management concluded that we have remediated the previously disclosed material weakness during the quarter ended March 31, 2021.
Changes in Internal Control Over Financial Reporting
On June 7, 2021, July 12, 2021, and September 8, 2021, we acquired Insent, Inc., Chorus.ai, and RingLead, respectively. As a result of these acquisitions, the Company is reviewing the internal controls of the acquired companies and is making appropriate changes as deemed necessary. Except for the changes in internal controls related to Insent, Inc., Chorus.ai, and RingLead, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

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
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2021 (the “2022 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of October 29, 2021, by and among ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.), ZoomInfo Intermediate Inc. (formerly ZoomInfo Technologies Inc.) and ZoomInfo Merger Sub 1 Inc.	8-K filed November 1, 2021	001-39310	2.1
2.2	Agreement and Plan of Merger, dated as of October 29, 2021, by and among ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.), ZoomInfo Holdings LLC and ZoomInfo Merger Sub 2 LLC	8-K filed November 1, 2021	001-39310	2.2
3.1	Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.)	8-K filed November 1, 2021	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.)	8-K filed November 1, 2021	001-39310	3.2
+4.1	Description of Registrant’s Securities
4.2	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto and Wells Fargo, National Association, as trustee	8-K filed February 2, 2021	001-39310	4.1
4.3	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.4	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.2)	8-K filed February 2, 2021	001-39310	4.1
+10.1	Sixth Amended and Restated Limited Liability Company Agreement of ZoomInfo Holdings LLC, dated as of October 29, 2021
10.2	Exchange Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.3
10.3	Amendment No. 1, dated as of August 20, 2021, to the Exchange Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	10-Q filed November 1, 2021	001-39310	10.3
10.4	Amendment No. 2, dated as of October 29, 2021, to the Exchange Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed November 1, 2021	001-39310	10.1
10.5	Reorganization Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.4
10.6	Amendment No. 1, dated as of August 20, 2021, to the Reorganization Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	10-Q filed November 1, 2021	001-39310	10.2
10.7	Amendment No. 2, dated as of October 29, 2021, to the Reorganization Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed November 1, 2021	001-39310	10.2
10.8	Registration Rights Agreement, dated as of June 8, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.5
10.9	Stockholders Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.6
10.10†	ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan	8-K filed June 8, 2020	001-39310	10.7
10.11†	ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	8-K filed June 8, 2020	001-39310	10.8
10.12†	Form of Indemnification Agreement	S-1/A filed May 27, 2020	333-236674	10.9

10.11	First Lien Credit Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the guarantors party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer, and the other lenders and L/C issuers party thereto	S-1 filed February 27, 2020	333-236674	10.10
10.12	Amendment No. 1 to the First Lien Credit Agreement, dated February 19, 2020, by and among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	S-1 filed February 27, 2020	333-236674	10.11
10.13	Amendment No. 2 to First Lien Credit Agreement, dated February 2, 2021, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), ZoomInfo Technologies LLC, ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed February 2, 2021	001-39310	10.1
10.14	Amendment No. 3 to First Lien Credit Agreement, dated July 20, 2021, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), Morgan Stanley Bank, N.A., as the 2021-1 incremental first lien term loan lender and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed July 20, 2021	001-39310	10.1
10.15	First Lien Security Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the grantors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1 filed February 27, 2020	333-236674	10.12
10.16	First Lien Holdings Guaranty, dated as of February 1, 2019, among DiscoverOrg Midco, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.13
10.17	First Lien Subsidiary Guaranty, dated as of February 1, 2019, among the guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.14
10.18	First Lien Intercompany Subordination Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the subordinated creditors and obligors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	S-1 filed February 27, 2020	333-236674	10.15
10.19†	Employment Agreement, dated as of May 27, 2020, between ZoomInfo Technologies Inc., ZoomInfo OpCo and Henry Schuck	8-K filed June 8, 2020	001-39310	10.9
10.20†	Employment Agreement, dated December 21, 2018, by and between DiscoverOrg Data, LLC and Peter Cameron Hyzer	S-1 filed February 27, 2020	333-236674	10.25
10.21†	Form of HSKB Funds, LLC Subscription Agreement	S-1 filed February 27, 2020	333-236674	10.26
10.22†	Form of Class P Incentive Unit Agreement	S-1 filed February 27, 2020	333-236674	10.27
10.23†	Form of Standard Employee Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.28
10.24†	Form of Class P Unit Agreement for Henry Schuck under 2020 Omnibus Incentive Plan	S-1/A filed May 27, 2020	333-236674	10.29
10.25†	Form of Leverage Restoration Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.30
+10.26†	Form of Standard Employee Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan
10.27†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.32
10.28†	Form of Non-Employee Director Sign-On Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.33
10.29†	Form of Class P Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.34
10.30†	Form of LTIP Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.35
10.31†	Form of Restrictive Covenant Agreement Exhibit to Employee Equity Awards under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.36
10.32†	Employment Agreement, dated as of August 10, 2020, between ZoomInfo Technologies Inc., ZoomInfo Technologies LLC and Joseph Christopher Hays	10-Q filed August 11, 2020	001-39310	10.20
10.33†	Offer Letter Agreement, dated as of February 1, 2019, between DiscoverOrg Data, LLC and Nir Keren	10-K filed February 26, 2021	001-39310	10.30
+21.1	Subsidiaries of ZoomInfo Technologies Inc.
+23.1
Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP’s audit report into Registration Statements of ZoomInfo Technologies Inc. on Form S-8 and Form S-3

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2022.

ZOOMINFO TECHNOLOGIES INC.

By:	/s/ Henry Schuck
Name: Henry Schuck Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry Schuck	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 24, 2022
Henry Schuck

/s/ Todd Crockett	Director	February 24, 2022
Todd Crockett

/s/ Mitesh Dhruv	Director	February 24, 2022
Mitesh Dhruv

/s/ Keith Enright	Director	February 24, 2022
Keith Enright

/s/ Ashley Evans	Director	February 24, 2022
Ashley Evans

/s/ Mark Mader	Director	February 24, 2022
Mark Mader

/s/ Patrick McCarter	Director	February 24, 2022
Patrick McCarter

/s/ Jason Mironov	Director	February 24, 2022
Jason Mironov

/s/ D. Randall Winn	Director	February 24, 2022
D. Randall Winn

/s/ Cameron Hyzer	Chief Financial Officer (principal financial officer)	February 24, 2022
Cameron Hyzer

/s/ Sriprasadh Cadambi	Chief Accounting Officer and Senior Vice President, Finance (principal accounting officer)	February 24, 2022
Sriprasadh Cadambi