Form 10-Q
period 2022-03-31
ZoomInfo Technologies Inc.
filed 2022-05-02
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of April 22, 2022, the number of outstanding shares of the registrant's common stock was:
403,392,697 shares of Class A common stock.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

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
•“2021 Form 10-K” refers to the Annual Report on Form 10-K of ZoomInfo Technologies Inc. for the fiscal year ended December 31, 2021 as filed with the SEC on February 24, 2022.
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
•“Continuing Members” refers to Pre-IPO Owners who continued to hold HoldCo Units or OpCo Units following the Reorganization Transactions and the IPO.
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
•“Restricted Stock” refers to our Class A common stock, subject to certain specified restrictions (which may include, without limitation, a requirement that the Participant remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan.
•“Restricted Stock Unit” refers to an unfunded and unsecured promise to deliver shares of our Class A common stock, cash, other securities or other property, subject to certain restrictions (which may include, without limitation, a requirement that the Participant remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan.
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

•cyber attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition;
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
•the parties to our stockholders agreement have special rights and interests that may conflict with ours or yours in the future; and
•other factors described under “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K, and in other reports we file from time to time with the SEC.
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$394.4	$308.3
Short-term investments	12.4	18.4
Accounts receivable, net	166.3	187.0
Prepaid expenses and other current assets	38.1	27.1
Income tax receivable	6.0	4.9
Total current assets	617.2	545.7

Restricted cash, non-current	5.8	5.8
Property and equipment, net	44.9	41.7
Operating lease right-of-use assets, net	59.1	59.8
Intangible assets, net	414.5	431.0
Goodwill	1,573.4	1,575.1
Deferred tax assets	4,099.3	4,116.0
Deferred costs and other assets, net of current portion	110.0	77.8
Total assets	$6,924.2	$6,852.9

Liabilities and Permanent Equity
Current liabilities:
Accounts payable	$17.4	$15.9
Accrued expenses and other current liabilities	71.0	103.3
Unearned revenue, current portion	403.8	361.5
Income taxes payable	10.2	8.4
Current portion of tax receivable agreements liability	5.4	10.4
Current portion of operating lease liabilities	8.1	8.1
Total current liabilities	515.9	507.6

Unearned revenue, net of current portion	2.3	2.7
Tax receivable agreements liability, net of current portion	3,046.8	3,046.0
Operating lease liabilities, net of current portion	60.6	61.5
Long-term debt, net of current portion	1,233.6	1,232.9
Deferred tax liabilities	1.7	1.5
Other long-term liabilities	3.9	2.8
Total liabilities	4,864.8	4,855.0

Commitments and Contingencies (Note 11)

Permanent Equity:
Class A common stock, par value $0.01	4.0	4.0
Additional paid-in capital	1,910.0	1,871.6
Accumulated other comprehensive income (loss)	26.4	9.5
Retained Earnings	119.0	112.8
Total equity	2,059.4	1,997.9

Total liabilities and permanent equity	$6,924.2	$6,852.9
________________
(*) The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$241.7	$153.3
Cost of service:
Cost of service(1)	32.8	21.4
Amortization of acquired technology	11.2	6.7
Gross profit	197.7	125.2
Operating expenses:
Sales and marketing(1)	84.1	48.8
Research and development(1)	45.6	20.4
General and administrative(1)	27.8	18.8
Amortization of other acquired intangibles	5.3	4.8
Restructuring and transaction-related expenses	2.5	4.4
Total operating expenses	165.3	97.2
Income (loss) from operations	32.4	28.0
Interest expense, net	11.8	6.5
Loss on debt modification and extinguishment	—	5.9
Other (income) expense, net	1.4	(0.2)
Income (loss) before income taxes	19.2	15.8
Income tax expense (benefit)	13.0	49.7
Net income (loss)	6.2	(33.9)
Less: Net income (loss) attributable to noncontrolling interests	—	(37.1)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$6.2	$3.2

Net income (loss) per share of Class A and Class C common stock:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended March 31,
	2022	2021
Cost of service	$4.6	$3.5
Sales and marketing	16.1	8.4
Research and development	15.6	2.6
General and administrative	6.2	3.6
Total equity-based compensation expense	$42.5	$18.1

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$6.2	$(33.9)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	21.4	10.1
Realized loss on settlement of cash flow hedges	1.6	1.5
Other comprehensive income (loss) before tax	23.0	11.6
Tax effect	(6.1)	(1.4)
Other comprehensive income (loss), net of tax	16.9	10.2
Comprehensive income (loss)	23.1	(23.7)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(30.9)
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$23.1	$7.2

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance, December 31, 2021	403,315,989	$4.0	$1,871.6	$112.8	$9.5	$1,997.9
Issuance of Class A common stock upon vesting of RSUs	187,659	—	—	—	—	—
Shares withheld related to net share settlement and other	(80,067)	—	(4.4)	—	—	(4.4)
Exercise of stock options	14,790	—	0.3	—	—	0.3
Forfeitures / cancellations	(43,210)	—	—	—	—	—
Net income (loss)	—	—	—	6.2	—	6.2
Other comprehensive income	—	—	—	—	16.9	16.9
Equity-based compensation	—	—	42.5	—	—	42.5
Balance at March 31, 2022	403,395,161	$4.0	$1,910.0	$119.0	$26.4	$2,059.4

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	Old ZoomInfo						New ZoomInfo Common Stock
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2020	87,697,381	$0.9	216,652,704	$2.2	86,123,230	$0.9	—	$—	$505.2	$(4.0)	$(2.4)	$436.8	$939.6
Effect of LLC Unit Exchanges	14,500,582	0.1	(9,776,683)	(0.1)	(3,869,894)	(0.1)	—	—	37.2	—	—	(20.1)	17.0
Issuance of Class A common stock upon vesting of RSUs	20,439	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(30,936)	—	—	—	—	—	—	—	(1.6)	—	—	—	(1.6)
Exercise of stock options	24,758	—	—	—	—	—	—	—	0.5	—	—	—	0.5
Forfeitures / cancellations	—	—	(7,852)	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	3.2	—	(37.1)	(33.9)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	4.0	6.2	10.2
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Equity-based compensation	—	—	—	—	—	—	—	—	8.3	—	—	9.8	18.1
Balance at March 31, 2021	102,212,224	$1.0	206,868,169	$2.1	82,253,336	$0.8	—	$—	$549.6	$(0.8)	$1.6	$392.6	$946.9

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$6.2	$(33.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20.0	15.5
Amortization of debt discounts and issuance costs	0.7	0.5
Amortization of deferred commissions costs	14.1	8.7
Asset impairments	—	2.7
Loss on debt modification and extinguishment	—	5.9
Deferred consideration valuation adjustments	—	0.2
Equity-based compensation expense	42.5	18.1
Deferred income taxes	10.7	47.0
Tax receivable agreement remeasurement	0.9	—
Provision for bad debt expense	0.4	0.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20.1	5.1
Prepaid expenses and other current assets	(4.8)	(0.9)
Deferred costs and other assets, net of current portion	(18.6)	(9.8)
Income tax receivable	(1.2)	1.4
Accounts payable	1.5	5.2
Accrued expenses and other liabilities	(29.4)	(12.6)
Unearned revenue	41.9	39.2
Net cash provided by (used in) operating activities	105.0	93.0

Cash flows from investing activities:
Purchases of short-term investments	(11.1)	(103.6)
Maturities of short-term investments	17.0	9.5
Purchases of property and equipment and other assets	(6.6)	(4.7)
Purchase of convertible note receivable	(10.0)	—
Cash paid (received) for acquisitions, net of cash acquired	2.1	(0.2)
Net cash provided by (used in) investing activities	(8.6)	(99.0)

Cash flows from financing activities:
Payments of deferred consideration	(1.1)	(9.2)
Proceeds from debt	—	350.0
Repayment of debt	—	(356.4)
Payments of debt issuance and modification costs	(0.4)	(5.7)
Proceeds from exercise of stock options	0.3	0.5
Taxes paid related to net share settlement of equity awards	(3.8)	(2.2)
Payments of equity issuance costs	(0.3)	—
Tax receivable agreement payments	(5.0)	—
Tax distributions	—	(10.8)
Net cash provided by (used in) financing activities	(10.3)	(33.8)

Net increase (decrease) in cash, cash equivalents, and restricted cash	86.1	(39.8)
Cash, cash equivalents, and restricted cash at beginning of period	314.1	271.0
Cash, cash equivalents, and restricted cash at end of period	$400.2	$231.2

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	394.4	229.1
Restricted cash, current	—	0.1
Restricted cash, non-current	5.8	2.0
Total cash, cash equivalents, and restricted cash	$400.2	$231.2

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information
Interest paid in cash	$19.5	$6.8
Cash paid for taxes	$1.3	$—

Supplemental disclosures of non-cash investing and financing activities:
Deferred variable consideration from acquisition of a business	$1.1	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$1.3	$—

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
The Company headquarters are located in Vancouver, WA, and we operate in ten offices throughout the U.S. and four offices internationally.
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

Note 1 - Organization and Background (continued)
Reorganization Transactions
In connection with the IPO, the Company completed the following transactions (“Reorganization Transactions”):
•ZoomInfo OpCo effected a four—for—one reverse unit split;
•ZoomInfo Technologies Inc. formed a new merger subsidiary with respect to each of the Blocker Companies through which certain of our Pre-IPO Blocker Holders held their interests in ZoomInfo OpCo, each merger subsidiary merged with and into the respective Blocker Companies in reverse-subsidiary mergers, and the surviving entities merged with and into ZoomInfo Technologies Inc. (such mergers, the “Blocker Mergers”), which Blocker Mergers resulted in the Pre-IPO Blocker Holders receiving a combination of (i) shares of Class C common stock of ZoomInfo Technologies Inc. and (ii) a cash amount in respect of reductions in such Pre-IPO Blocker Holders’ equity interests, based on the initial offering price of our Class A common stock in the IPO;
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
In connection with the Reorganization Transactions and the IPO, ZoomInfo Technologies Inc. entered into two tax receivable agreements. Refer to Note 16 - Tax Receivable Agreements for additional information.
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

Note 1 - Organization and Background (continued)
UP-C Corporate Structure and Multi-Class Voting Structure Elimination
In September 2021, the Board of Directors unanimously approved streamlining the Company’s corporate structure and governance by eliminating the Company’s umbrella partnership-C-corporation (“UP-C”) and multi-class voting structure. In October 2021, the Company implemented this reorganization, pursuant to which (i) a subsidiary of ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) (“New ZoomInfo”) merged with and into ZoomInfo Intermediate Inc. (“Old ZoomInfo”), formerly known as ZoomInfo Technologies Inc., which resulted in New ZoomInfo becoming the direct parent company of Old ZoomInfo, and (ii) immediately thereafter, another subsidiary of New ZoomInfo merged with and into ZoomInfo Holdings LLC (“ZoomInfo OpCo”), which resulted in ZoomInfo OpCo becoming a subsidiary of New ZoomInfo (the combined transaction described in (i) and (ii), the “Holding Company Reorganization”). As a result of the Holding Company Reorganization, New ZoomInfo became the successor issuer and reporting company to Old ZoomInfo pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and replaced the Predecessor Registrant as the public company trading on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol “ZI.”.
After the consummation of the Holding Company Reorganization, the only class of common stock of the New ZoomInfo remaining issued and outstanding is the Class A common stock. We do not intend to issue any shares of Class B common stock or Class C common stock of New ZoomInfo.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021.
The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2022 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of March 31, 2022, and results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The Condensed Consolidated Balance Sheets as of December 31, 2021 was derived from the audited consolidated balance sheets of the Company but does not contain all of the footnote disclosures from those annual financial statements. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
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
Cash, Cash Equivalents, and Short-term Investments
Cash equivalents consist of highly liquid marketable debt securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. Unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity on our Condensed Consolidated Balance Sheets. Gains and losses are determined using the specific identification method and recognized when realized on our Consolidated Statements of Operations. If we were to determine that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss will be recognized in income.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2022 and 2021, or accounted for more than 10% of accounts receivable as of March 31, 2022 and December 31, 2021. Long-lived assets located outside of the United States were immaterial as of March 31, 2022 and December 31, 2021.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for credit losses and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for doubtful accounts considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for doubtful accounts is immaterial as of March 31, 2022 and December 31, 2021.
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
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization costs are expensed on a straight-line basis over the lesser of the estimated useful life of the asset or the remainder of the lease term for leasehold improvements. Qualifying internal use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services, and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset. Estimated useful lives range from three years to ten years.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Deferred Commissions
Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These sales commissions for initial contracts are capitalized and included in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets. Deferred sales commissions are amortized on a straight-line basis over the estimated period of benefit from the customer relationship which we have determined to be one and three years for renewals and new clients, respectively. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Amortization expense is included in Sales and marketing expense on our Consolidated Statements of Operations.
Commissions payable at March 31, 2022 were $27.3 million, of which the current portion of $23.7 million was included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets, and the long-term portion of $3.6 million was included in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Commissions payable at December 31, 2021 were $34.1 million, of which the current portion of $31.4 million was included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets, and the long-term portion of $2.7 million was included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $7.5 million and $3.9 million were recorded for the three months ended March 31, 2022 and 2021 respectively. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Restructuring and Transaction-Related Expenses
The Company defines restructuring and transaction related expenses as costs directly associated with acquisition or disposal activities. Such costs include employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs that are probable and estimable. For one-time termination benefits for key members of management (i.e., no substantive plan) expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Transaction related bonuses and related employee retention costs are recognized over the relevant service period. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

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
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three month periods ended March 31, 2022 and 2021.

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
We do not have any finance leases. Operating leases are recorded on our Condensed Consolidated Balance Sheets. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the fixed minimum remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rates implicit in our leases are not readily determinable, we use our incremental borrowing rate as the discount rate for each respective lease, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Some leases include options to extend or options to terminate the lease prior to the stated lease expiration. Optional periods to extend a lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised (or not exercised in the case of termination options). Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance and related taxes for our facilities leases, as a single lease component. Short term leases, defined as leases having an original lease term less than or equal to one year, are excluded from our right-of-use assets and liabilities.
Unearned Revenue
Unearned revenue consists of customer payments and billings in advance of revenue being recognized from our subscription services. Unearned revenue that is anticipated to be recognized within the next 12 months is recorded as Unearned revenue, current portion and the remaining portion is included in Unearned revenue, net of current portion on our Condensed Consolidated Balance Sheets.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. Debt issuance costs are generally presented on our Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the Company classifies the debt issuance costs related to its first lien revolving credit facility within Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets regardless of whether the Company has any outstanding borrowings on our first lien revolving credit facility. Upon a refinancing or amendment, the Company evaluates the modified debt instrument in accordance with ASC 470-50-40-10. When the present value of the cash flows under the modified debt instrument have changed by greater than 10 percent from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounts for the amendment as a debt extinguishment and all previously-capitalized debt issuance costs are expensed and included in Loss on debt modification and extinguishment. If the change in the present value of cash flows is less than 10 percent, any previously-capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. The company performs assessments of debt modifications at a lender-specific level for all syndicated financing arrangements.
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
Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Condensed Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized on our Consolidated Statements of Operations as a component of Other (income) expense, net. Refer to Note 16 - Tax Receivable Agreements for further details on the TRA liability.
Income Taxes
ZoomInfo Technologies Inc. is a corporation and has historically been subject to U.S. federal as well as state income tax related to its ownership percentage in ZoomInfo Holdings LLC. ZoomInfo Holdings LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income. Consequently, the members of ZoomInfo Holdings are taxed individually on their share of earnings for U.S. federal and state income tax purposes. During the three months ended December 31, 2021, ZoomInfo Technologies LLC, our operating entity below ZoomInfo Holdings LLC, made an election to be classified as a corporation for U.S. federal and state income taxes. As such, ZoomInfo Technologies LLC is now subject to U.S. federal and state income tax as a result of our operations. Refer to Note 17 - Income Taxes for additional information regarding income taxes.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Equity-Based Compensation Expense
The Company periodically grants incentive awards to employees and non-employees, which generally vest over periods up to four years. Incentive awards may be in the form of various equity-based awards such as Restricted Stock and Restricted Stock Units, and Class A Common Stock Options. Historically, the Company also granted awards in one of the Company’s legacy subsidiary partnerships and such awards were typically in the form of profits interests. Profits interests are an interest in the increase in the value of the entity over a participation threshold. Prior to the IPO, the participation threshold was based on the valuation determined by the Board of Managers of OpCo Units on or around the grant date. Subsequent to the IPO, the participation threshold was determined by reference to the closing price of our Class A common stock from the preceding trading day. The holders of profits interests had the right to participate in distributions of profits only in excess of the participation threshold. Previously awarded profits interests were converted into Restricted Stock awards in connection with the elimination of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (refer to Note 1 - Organization and Background).
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
The Company classifies equity-based compensation expense on our Consolidated Statements of Operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contract. The Update is intended to improve the accounting for acquired revenue contracts with customers in a business combination, related to the recognition of an acquired contract liability, and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendment also provides certain practical expedients when applying the guidance. ASU 2021-08 is effective for interim and annual periods beginning after December 15, 2022, on a prospective basis, with early adoption permitted. The company has elected to early adopt this standard, effective January 1, 2022. The adoption of this guidance did not have a material impact on our financial position, results of operations and cash flows.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 introduce the following new guidance: (1) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax; and (2) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in ASU 2019-12 make changes to the following current guidance: (1) making an intraperiod allocation if there is a loss in continuing operations and a gain outside of continuing operations; (2) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; (3) accounting for tax law changes and year-to-date losses in interim periods; and (4) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for public business entities' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. During Q3 2021, the Company liquidated Insent, creating a step-up in the tax basis separate from the acquisition. In accordance with ASU2019-12, the Company recorded a DTA on this step-up in tax basis. The additional DTA recognized as of December 31, 2021 was $6.3 million as a result of the adoption of this standard.
Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended March 31,
(in millions)	2022	2021
Subscription	$239.7	$151.4
Usage-based	2.0	1.9
Total revenue	$241.7	$153.3
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

Note 3 - Revenue from Contracts with Customers (continued)
Of the total revenue recognized in the three months ended March 31, 2022 and 2021, $172.6 million and $108.3 million were included in the unearned revenue balance as of December 31, 2021, and 2020 respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 10% of our total revenues for the three months ended March 31, 2022 and 2021, respectively. Contracts denominated in currencies other than U.S. Dollar were not material for the three months ended March 31, 2022 and 2021.
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
As of March 31, 2022 and December 31, 2021, the Company had contract assets of $4.6 million and $3.7 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the Company had unearned revenue of $406.1 million and $364.2 million, respectively.
ASC 606 requires the allocation of the transaction price to the remaining performance obligations of a contract. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, and disparate contract terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and backlog. The Company's backlog represents installment billings for periods beyond the current billing cycle. The majority of the Company’s noncurrent remaining performance obligations will be recognized in the next 13 to 45 months.
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of March 31, 2022	$715.0	$202.6	$917.6
Note 4 - Business Combinations
2021 Acquisitions
During the twelve months ended December 31, 2021, the Company consummated the following acquisitions (collectively, “2021 Acquired Companies”) which have been accounted for as business combinations under ASC Topic 805.

Note 4 - Business Combinations (continued)
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
•On September 8, 2021, the Company acquired substantially all of the net assets of RingLead, Inc. (“RingLead”) for total purchase consideration of $116.0 million, consisting of $114.9 million in cash and estimated deferred purchase consideration of $1.1 million. The purchase accounting for this transaction has been finalized. As part of the acquisition, the Company issued 42,854 replacement RSUs, at a total grant date fair value of $2.8 million and agreed to pay $3.7 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods.
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
The acquisition date fair value of the total consideration transferred was comprised of the following (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash	$697.7	$(2.5)	$695.2
Deferred purchase consideration	2.2	—	2.2
Total purchase consideration	$699.9	$(2.5)	$697.4

Note 4 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the dates of the acquisition for the 2021 Acquired Companies, as adjusted in the fourth quarter of 2021 and the first quarter of 2022 (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$13.9	$—	$13.9
Accounts receivable	4.3	(0.1)	4.2
Prepaid expenses and other assets	2.8	(0.1)	2.7
Intangible assets	120.7	0.2	120.9
Accounts payable and other liabilities	(4.1)	(0.5)	(4.6)
Unearned revenue	(10.2)	—	(10.2)
Deferred tax liabilities	(2.7)	—	(2.7)
Total identifiable net assets acquired	124.7	(0.5)	124.2
Goodwill	575.2	(2.0)	573.2
Total consideration	699.9	(2.5)	697.4
Cash refund from Chorus.ai acquisition	33.9	(33.9)	—
Deferred consideration	(2.2)	—	(2.2)
Accruals from adjustments to working capital balances	(0.5)	0.6	0.1
Accruals from adjustments to tax liabilities	—	0.4	0.4
Cash acquired	(13.9)	—	(13.9)
Cash paid for acquisitions, net of cash acquired	$717.2	$(35.4)	$681.8

Cash paid (received) for acquisitions in 2021			$683.9
Cash paid (received) for acquisitions in 2022			$(2.1)
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

	Year Ended December 31,
(in millions)	2021	2020
Revenue	$764.0	$490.6
Net income (loss)	$84.9	$(78.8)
Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of March 31, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$305.8	$—	$—	$305.8
Cash equivalents
Corporate debt securities	73.7	—	—	73.7
Money market mutual funds	14.4	—	—	14.4
Securities guaranteed by U.S. government	0.5	—	—	0.5
Total cash equivalents	88.6	—	—	88.6
Total cash and cash equivalents	394.4	—	—	394.4
Short-term investments:
Corporate debt securities	7.9	—	—	7.9
Securities guaranteed by U.S. government	1.5	—	—	1.5
Other governmental securities	3.0	—	—	3.0
Total short-term investments	12.4	—	—	12.4
Total cash, cash equivalents, and short-term investments	$406.8	$—	$—	$406.8

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$276.5	$—	$—	$276.5
Cash equivalents
Corporate debt securities	15.7	—	—	15.7
Money market mutual funds	16.1	—	—	16.1
Total cash equivalents	31.8	—	—	31.8
Total cash and cash equivalents	308.3	—	—	308.3
Short-term investments:
Corporate debt securities	18.4	—	—	18.4
Total short-term investments	18.4	—	—	18.4
Total cash, cash equivalents, and short-term investments	$326.7	$—	$—	$326.7
Refer to Note 10 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at March 31, 2022 and December 31, 2021.
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$12.4	$12.4	$18.4	$18.4
Total	$12.4	$12.4	$18.4	$18.4
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following (in millions):

	March 31,	December 31,
	2022	2021
Computer equipment	$13.9	$12.5
Furniture and fixtures	3.6	3.6
Leasehold improvements	8.8	8.6
Internal use developed software	46.4	40.8
Construction in progress	5.2	5.9
	77.9	71.4
Less: accumulated depreciation	(33.0)	(29.7)
Property and equipment, net	$44.9	$41.7

Note 6 - Property and Equipment (continued)

During the fiscal year ending December 31, 2021, in relation to our Waltham office relocation, we recorded an impairment charge of $2.7 million, comprised of $1.5 million relating to the operating lease right-of-use asset, and $1.2 million relating to the leasehold improvements. We also recorded accelerated depreciation of furniture and fixtures of $2.1 million, of which $1.3 million was recorded during the three months ended March 31, 2021. These charges were recognized within Restructuring and transaction-related expenses on our Consolidated Statements of Operations.
Depreciation expense was $3.5 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively.
Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of March 31, 2022:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$284.2	$(76.8)	$207.4	14.5
Acquired technology	303.2	(132.3)	170.9	6.3
Brand portfolio	7.7	(4.5)	3.2	6.7
Net intangible assets subject to amortization	$595.1	$(213.6)	$381.5

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,573.4	$—	$1,573.4
Amortization expense was $16.5 million and $11.6 million for the three months ended March 31, 2022 and 2021, respectively.
The following summarized changes to the Company’s goodwill (in millions):

Balance at December 31, 2021	$1,575.1
Adjustments from 2021 acquisitions	(1.7)
Balance at March 31, 2022	$1,573.4
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the three months ended March 31, 2022 or March 31, 2021.

Note 8 - Financing Arrangements
As of March 31, 2022 and December 31, 2021, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	March 31, 2022	December 31, 2021
First Lien Term Loan	February 1, 2019	February 1, 2026	LIBOR + 3.00%	$594.4	$594.1
First Lien Revolver	February 1, 2019	November 2, 2025	LIBOR + 2.00%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	639.2	638.8
Total Carrying Value of Debt				$1,233.6	$1,232.9
Less current portion				—	—
Total Long Term Debt				$1,233.6	$1,232.9
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
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans. The effective interest rate on the first lien debt was 3.51% and 3.41% as of March 31, 2022 and December 31, 2021, respectively.
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

Note 8 - Financing Arrangements (continued)
In July 2021, the Company drew down $225.0 million under the revolving credit facility and then paid off the outstanding $225.0 million balance of the revolving credit facility with proceeds from the Credit Agreement Amendment and proceeds from the Senior Notes. The effective interest rate was 4.4% as of the repayment date. Immaterial debt issuance costs were incurred in connection with these entries into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets were immaterial as of March 31, 2022 and December 31, 2021.
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
In the first quarter of 2021, concurrent with the prepayment of $356.4 million aggregate principal amount of the first lien term loans outstanding under the First Lien Credit Agreement, we fully dedesignated the interest rate cap contract and partially dedesignated $100.0 million of the notional amount of one of the forward-starting interest rate swap contracts. In the third quarter of 2021, the Company redesignated $100.0 million of available notional of the partially dedesignated forward-starting interest rate swap contract and redesignated $100.0 million of available notional of the interest-rate cap contract in connection with the incurrence of an incremental $200.0 million of variable-rate debt under the First Lien Credit Agreement. As of March 31, 2022, $400.0 million of the notional amount of the interest rate cap contract is not designated as an accounting hedge. Gains and losses resulting from valuation adjustments on dedesignated portions of our derivative contract subsequent to dedesignation of hedge accounting are recorded within Interest expense, net on our Consolidated Statements of Operations. As it is not probable the forecasted transaction will not occur, the amounts in Accumulated other comprehensive income (loss) as of the date of dedesignation will be released based on our original forecast.
As of March 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	$350.0	2.301%	April 29, 2022
Forward-starting interest rate swap contracts - April 2022	Two	$500.0	0.370%	January 30, 2026

Note 9 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation on our Condensed Consolidated Balance Sheets for derivatives as of March 31, 2022 and December 31, 2021 (in millions):

	Fair Value of Derivative Liabilities
Instrument	March 31, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$—	$—	$—	$0.1
Interest rate cap contract(3)	0.4	—	—	—
Interest rate swap contracts(1)	—	0.5	—	2.4
Forward-starting interest rate swap contracts(2)	6.9	—	0.7	—
Forward-starting interest rate swap contracts(3)	30.0	—	15.2	—
Total designated derivative fair value	37.3	0.5	15.9	2.5

Derivatives not designated as hedging instruments
Interest rate cap contract(1)	—	0.2	—	0.3
Interest rate cap contract(3)	1.7	—	0.1	—
Total undesignated derivative fair value	1.7	0.2	0.1	0.3
Total derivative fair value	$39.0	$0.7	$16.0	$2.8
________________
(1) Included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
(2) Included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(3) Included in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets.
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) (“AOCI”) on our Condensed Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows on our Consolidated Statements of Cash Flows in the period settled in cash. Income tax effects from changes in fair value of derivative instruments are recorded on our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $6.1 million into interest income from AOCI.
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

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at March 31, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$73.7	$—
Money market mutual funds	$14.4	$—	$—
Securities guaranteed by U.S. government	$—	$0.5	$—
Short-term investments:
Corporate debt securities	$—	$7.9	$—
Securities guaranteed by U.S. government	$—	$1.5	$—
Other governmental securities	$—	$3.0	$—
Prepaid expenses and other current assets:
Forward-starting interest rate swap contracts	$—	$6.9	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$2.1	$—
Forward-starting interest rate swap contracts	$—	$30.0	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.2)	$—
Interest rate swap contracts	$—	$(0.5)	$—

Measured on a non-recurring basis:
N/A	$—	$—	$—

Note 10 - Fair Value (continued)

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$15.7	$—
Money market mutual funds	$16.1	$—	$—
Short-term investments:
Corporate debt securities	$—	$18.4	$—
Prepaid expenses and other current assets:
Forward-starting interest rate swap contracts	$—	$0.7	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$0.1	$—
Forward-starting interest rate swap contracts	$—	$15.2	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.4)	$—
Interest rate swap contracts	$—	$(2.4)	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$14.2
There have been no transfers between fair value measurements levels during the three months ended March 31, 2022.
Refer to Note 5 - Cash, Cash Equivalents, and Short-term Investments for further information regarding the fair value of our financial instruments. Refer to Note 15 - Leases, “recent leasing activity” of our 2021 Form 10-K for further information regarding the impairment of our Waltham operating lease.
Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
As of March 31, 2022, we had additional outstanding non-cancelable purchase obligations with a term of 12 months or longer of $30.9 million over the corresponding amount disclosed in the audited financial statements in our 10-K for the year ended December 31, 2021, mainly related to third-party cloud hosting and software as a service arrangements. For information regarding financing-related obligations, refer to Note 8 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 14 - Leases.
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $2.6 million and $3.1 million at March 31, 2022 and December 31, 2021, respectively. This liability is included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.

Note 11 - Commitments and Contingencies (continued)

Deferred acquisition-related payments
In connection with the acquisition of Insent, the Company expects to pay an additional $3.0 million in December 2022, of which $1.1 million represents deferred consideration. Refer to Note 4 - Business Combinations for additional information.
Legal matters
We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. There are inherent uncertainties in these matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Based on the information known by the Company as of the date of this filing, it is not possible to provide an estimated amount of any loss or range of loss that may occur with respect to these matters, including without limitation the matters described below.
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
Note 12 - Noncontrolling Interest
ZoomInfo Technologies Inc. operates and controls all of the business and affairs, and consolidates the financial results through ZoomInfo OpCo and its subsidiaries, conducts our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the HoldCo Units and OpCo Units held by Continuing Members. Changes in ZoomInfo’s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, redemptions or direct exchanges of HoldCo Units or OpCo Units by Continuing Members resulted in a change in ownership and reduced or increased the amount recorded as Noncontrolling interests and increased or decreased Additional paid-in capital on our Condensed Consolidated Balance Sheets. During the third quarter of 2021, all remaining HoldCo Units held by Continuing Members were exchanged for shares in ZoomInfo Technologies Inc. followed by the merger of HoldCo into ZoomInfo Technologies Inc. During the fourth quarter of 2021, all remaining OpCo Units held by Continuing Members were converted into Class A shares in connection with the merger of ZoomInfo OpCo into a newly formed subsidiary of ZoomInfo Technologies, Inc.
As of March 31, 2022, ZoomInfo Technologies Inc. held units resulting in an ownership interest of 100% in the consolidated subsidiaries.
The holders of OpCo Units may be subject to U.S. federal, state and local income taxes on their proportionate share of any taxable income of ZoomInfo OpCo. Net profits and net losses of ZoomInfo OpCo will generally be allocated to its holders pro rata in accordance with the percentages of their respective limited liability company interests. The amended and restated limited liability company agreement of ZoomInfo OpCo provides for cash distributions (“tax distributions”) to the holders of OpCo Units and Class P Units. During the three months ended March 31, 2021, the Company paid $10.8 million in tax distributions to the noncontrolling interest.

Note 13 - Earnings Per Share
For the periods in which we had multiple classes of stock participating in earnings, we use the two-class method in calculating earnings per share. Basic earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc. by the weighted-average number of shares of Class A and Class C common stock outstanding during the period. Diluted earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class C common stock outstanding, adjusted to give effect to potentially dilutive elements. As of the fourth quarter of 2021, as a result of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination discussed in Note 1 - Organization and Background, the only remaining class of common stock issued and outstanding is the Class A common stock, and as such, the two-class method is not presented for subsequent periods.
The following table sets forth reconciliations of the numerators and denominators used (in millions) to compute basic and diluted earnings (loss) per share of Class A and Class C (as applicable) common stock for the three months ended March 31, 2022.

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$6.2	$(33.9)
Add: Net (income) loss attributable to noncontrolling interests	—	37.1
Net income (loss) attributable to ZoomInfo Technologies Inc.	$6.2	$3.2
The following tables set forth the computation of basic and diluted net income per share of Class A and Class C (as applicable) common stock (in millions, except share amounts, and per share amounts):

Three Months Ended March 31, 2022
Class A

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$6.2
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	400,217,928
Basic net income (loss) per share attributable to common stockholders	$0.02

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$6.2
Denominator:
Number of shares used in basic computation	400,217,928
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Restricted Stock Awards	2,677,597
Exercise of Class A Common Stock Options	242,963
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	403,138,488
Diluted net income (loss) per share attributable to common stockholders	$0.02

Note 13 - Earnings Per Share (continued)

	Three Months Ended March 31, 2021
	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$1.7	$1.5
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	94,572,525	84,231,282
Basic net income (loss) per share attributable to common stockholders	$0.02	$0.02

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$1.7	$1.5
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	0.1	0.1
Reallocation of earnings as a result of conversion of potentially dilutive instruments	0.1	(0.1)
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	1.5	—
Allocation of undistributed earnings	$3.4	$1.5
Denominator:
Number of shares used in basic computation	94,572,525	84,231,282
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Class P Units	11,199,562	—
HoldCo Units	1,449,077	—
Restricted Stock Units	287,829	—
Exercise of Class A Common Stock Options	321,867	—
Conversion of Class C to Class A common shares outstanding	84,231,282	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	192,062,142	84,231,282
Diluted net income (loss) per share attributable to common stockholders	$0.02	$0.02
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

Note 13 - Earnings Per Share (continued)
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
OpCo Units	—	198,968,184
HSKB I Class 1 Units	—	8,498,402
HSKB II Class 1 Units	—	449,005
HSKB II Phantom Units	—	1,357,538
Restricted Stock Units	5,983,638	—
Total anti-dilutive securities	5,983,638	209,273,129
Note 14 - Leases
The Company has operating leases for corporate offices under non-cancelable agreements with various expiration dates. Our leases do not have significant rent escalation, holidays, concessions, material residual value guarantees, material restrictive covenants, or contingent rent provisions. Our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component. In addition, we have elected the practical expedient to exclude short-term leases, which have an original lease term of one year or less, from our right-of-use assets and lease liabilities as well as the package of practical expedients relating to adoption of Topic 842.
The Company subleases two offices. The subleases have remaining lease terms of less than four years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (loss) from operations on our Consolidated Statements of Operations was immaterial for the three months ended March 31, 2022 and 2021.
The following are additional details related to operating leases recorded on our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
(in millions)
Assets
Operating lease right-of-use assets, net	$59.1	$59.8

Liabilities
Current portion of operating lease liabilities	$8.1	$8.1
Operating lease liabilities, net of current portion	$60.6	$61.5
Rent expense was $3.3 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively.

Note 14 - Leases (continued)
Other information related to leases was as follows:

(in millions)	Three Months Ended March 31,
Supplemental Cash Flow Information	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3.2	$2.2

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$0.3	$1.8

	As of
	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	9.6	9.6
Weighted average discount rate	4.4%	4.4%
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of March 31, 2022 (in millions):

Year Ending December 31,	Operating Leases
2022 (excluding three months ended March 31, 2022)	$4.0
2023	12.3
2024	17.5
2025	10.8
2026	4.7
Thereafter	37.0
Total future minimum lease payments	86.3
less effects of discounting	17.6
Total lease liabilities	$68.7

Reported as of March 31, 2022
Current portion of operating lease liabilities	$8.1
Operating lease liabilities, net of current portion	60.6
Total lease liabilities	$68.7
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
Expense associated with short term leases and variable lease costs were immaterial for the three months ended March 31, 2022. The expense related to short-term leases reasonably reflected our short-term lease commitments.

Note 14 - Leases (continued)
Recent Leasing Activity
During the three months ended March 31, 2022, the Company executed a seven year lease for office space in Ra’anana, Israel, with the rent payments for the first phase expected to commence at the earliest in July 2023, and the rent payments for the additional phases expected to commence between August 2023 and January 2024. Upon execution of the lease, the Company paid rent in advance of $1.7 million. The lease contains two options extend for an additional three and five years, respectively, for which the company is not reasonably certain of exercising as of March 31, 2022. The lease is subject to fixed rate rent with the addition of VAT and certain future increases of the Israel Consumer Price Index. The lease provides for $15.4 million in tenant improvements. The Company determined that it is the accounting owner of all tenant improvements. As the commencement of this lease is expected to occur in the future, the Company has not recorded operating lease right-of-use assets or lease liabilities as of March 31, 2022.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $331.4 million, which are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
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
Except where indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. For grants issued prior to June 2020, the service vesting condition is generally over four years with 50% vesting on the two years anniversary of the grant date of the award and the remainder vesting monthly thereafter. For awards made after May 2020 to existing employees, the service vesting condition is generally four years with 25% vesting on the one year anniversary of the grant date of the award and 6.25% vesting quarterly thereafter. Certain additional grants have other vesting periods approved by the Compensation Committee of the Board of Directors.

Note 15 - Equity-based Compensation (continued)
Restricted Stock Units
Restricted Stock Unit (“RSU”) activity was as follows during the periods indicated:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	4,853,795	$56.74	985,398
Granted	1,650,785	$54.50	365,759
Vested	(187,659)	$46.74	(20,439)
Forfeited	(333,283)	$59.31	(35,050)
Unvested at end of period	5,983,638	$56.29	1,295,668
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
Restricted Stock activity was as follows during the periods indicated:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock
Unvested at beginning of period	3,525,373	$9.21	—
Vested	(790,054)	$4.05	—
Forfeited	(43,210)	$5.81	—
Unvested at end of period	2,692,109	$10.77	—
Class A Common Stock Options
Options activity was as follows during the period indicated:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	417,085	$21.00	552,440
Exercised	(14,790)	$21.00	(24,758)
Expired	(1,824)	$21.00	—
Forfeited	(4,968)	$21.00	(3,561)
Outstanding at end of period	395,503	$21.00	524,121

Note 15 - Equity-based Compensation (continued)
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of March 31, 2022.

March 31, 2022
Aggregate intrinsic value (in millions)
Unit Options outstanding	$15.3
Unit Options exercisable	$9.3
Weighted average remaining contractual life (in years)
Unit Options outstanding	8.1 years
Unit Options exercisable	8.1 years
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
HoldCo Units
During the year ended December 31, 2021, ZoomInfo HoldCo waived the restriction on exchanges of unvested HoldCo Units on condition that such holders accept shares of our Class A common stock subject to the same vesting terms as the corresponding exchanged HoldCo Units. Subsequently, all unvested HoldCo Units, along with the same number of corresponding share of our Class B common stock held directly by employees of the Company were voluntarily exchanged for shares of Restricted Stock.
HoldCo Unit activity was as follows during the periods indicated:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	HoldCo Units	Weighted Average Grant Date Fair Value	HoldCo Units
Unvested at beginning of period	—	$—	1,214,105
Vested	—	$—	(246,445)
Forfeited	—	$—	(7,852)
Unvested at end of period	—	$—	959,808
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

Note 15 - Equity-based Compensation (continued)
Class P Unit activity was as follows during the periods indicated:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class P Units	Weighted Average Participation Threshold	Class P Units
Unvested at beginning of period	—	$—	8,796,642
Vested	—	$—	(2,760,688)
Forfeited	—	$—	(16,805)
Unvested at end of period	—	$—	6,019,149
LTIP Units
During the year ended December 31, 2021, the Company exercised the exchange rights on unvested LTIP Units due to the elimination of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (refer to Note 1 - Organization and Background).
LTIP Unit activity was as follows during the periods indicated:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	LTIP Units	Weighted Average Participation Threshold	LTIP Units
Unvested at beginning of period	—	$—	47,620
Granted	—	$—	247,045
Unvested at end of period	—	$—	294,665
OpCo Units
There are no OpCo Units that are unvested and all vested OpCo Units have been converted into shares of our Class A common stock due to the elimination of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (refer to Note 1 - Organization and Background). There was no OpCo Unit activity during the three months ended March 31, 2022 and 2021.
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
HSKB has issued LLC units to the employees of the Company (“HSKB Grant”) in the form of Class 1 units and Class 2 units. Such units may be exchangeable into one share of Class A common stock of the Company upon vesting. HSKB awards are recorded as compensation expense of the Company in accordance with the measurement and recognition criteria of ASC 718 for awards made by economic interest holders to employees of the Company.

Note 15 - Equity-based Compensation (continued)
HSKB has also allocated $31.3 million to be paid in cash over three years from 2019 to 2021 if the holder of an HSKB Grant remains employed by the Company as of the payment date. This pool was further expanded in March 31, 2020, when HSKB allocated an additional $5.3 million to be paid out over four years, starting with March 31, 2020, to holders of HSKB Grants who received grants after the March 2018 Carlyle Investment, subject to the holder’s continued employment by the Company. HSKB has $2.8 million remaining to be paid through 2023.
HSKB Phantom Units
In December 2019, HSKB I adopted the HSKB Funds, LLC 2019 Phantom Unit Plan wherein HSKB may grant Phantom Units (“HSKB Phantom Units”) to employees of the Company. HSKB Phantom Units are recorded as compensation expense of the Company in accordance with the measurement and recognition criteria of ASC 718 for awards made by economic interest holders to employees of the Company. HSKB Phantom Units represent the economic equivalent of one share of Class A common stock in the Company. In connection with the Reorganization Transactions, all HSKB Phantom Units were moved from HSKB I to HSKB II. Within 30 days of the later of the date upon which a Phantom Unit vests , HSKB II must settle the HSKB Phantom Unit in exchange for either (1) cash or (2) Class A Common Stock as determined by the HSKB Manager, in each case, equal to the fair market value of such Common Unit at the time of such exchange.
Unamortized Equity-based Compensation
As of March 31, 2022, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, period in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$292.0	2.6
Class A Common Stock Options	0.4	1.4
Restricted Stock	20.4	1.6
HSKB Incentive Units	12.0	0.4
HSKB Phantom Units	15.2	3.1
Total unamortized equity-based compensation cost	$340.0	2.5

Note 16 - Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders (collectively, the “Tax Receivable Agreements”). These Tax Receivable Agreements provide for the payment by the “ZoomInfo Tax Group” to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of Class A common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. During the three months ended December 31, 2021, all remaining units subjects to the Exchange Tax Receivable Agreement had been converted into Class A common stock. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Intermediate Inc. to the Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. The Company expects to benefit from the remaining 15.0% of any of cash savings that it realizes.
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
As of March 31, 2022, the Company had a liability of $3,052.2 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units exchanged. Tax Receivable Agreements related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Condensed Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the three months ended March 31, 2022, we paid a total of $5.0 million pursuant to the Tax Receivable Agreements. During the three months ended March 31, 2022, we recognized a TRA measurement loss of $0.9 million due to legislation passed in Q1 2022 that impact our blended state tax rate within Other (income) expense, net on our Consolidated Statements of Operations.
Note 17 - Income Taxes
The Company recorded $13.0 million of income tax expense and $49.7 million of income tax expense for the three months ended March 31, 2022 and 2021, respectively. The Company’s estimated effective tax rate for the three months ended March 31, 2022 was 67.6%. The Company’s estimated annual effective tax rate differs from the statutory rate of 21.0% primarily due to certain compensation expenses that will not have a corresponding deduction for tax.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of March 31, 2022, that if recognized, would affect the annual effective tax rate.

Note 18 - Subsequent Events
Acquisitions
In April 2022, the Company acquired Comparably, Inc., a leading provider of employee insights, company ratings, and reviews and substantially all the assets and certain specified liabilities of Dogpatch Advisors, LLC, a go-to-market consultancy with expertise in scaling revenue teams. In connection with these acquisitions, the Company expects to pay approximately $145 million, inclusive of the purchase of a convertible promissory note and cash, net of cash acquired, subject to adjustments for working capital, transaction-related equity awards, and other customary adjustments. Consistent with the terms of the acquisition agreements, and in addition to the consideration referenced above, the Company has agreed to pay up to $28 million to certain acquired employees in the form of equity awards, subject to continued employment and/or attainment of certain financial metrics. The initial accounting of the business combinations is incomplete as of the issuance date of these financial statements. The Company has not yet determined the acquisition date fair value of the assets acquired and liabilities assumed.
In the first quarter of 2022, the Company purchased a convertible promissory note issued by Comparably, Inc. with a principal amount of $10 million. The convertible note is recorded in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets as of March 31, 2022. The convertible note accrued interest at 3.25% per annum, with principal and interest due in full at maturity in July 2023. Upon the Company’s acquisition of Comparably, Inc. in April 2022, the convertible promissory note was cancelled, reducing total cash consideration due to sellers in the amount of the principal and accrued interest at the date of acquisition, totaling approximately $10 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in our 2021 Form 10-K, the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 Form 10-K, and the unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q and under “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K.
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
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations and recruiting professionals teams.
RevOS – our modern, cloud-based operating system for revenue professionals allows sales, marketing, operations, and recruiting teams to shorten sales cycles and increase win rates by delivering the right message to the right person, at the right time, in the right way. We do this by delivering timely competitive intelligence and offering services that make reaching prospects fast and easy.
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by our CEO, Henry Schuck. We have grown our company by developing innovative ways of gathering and improving our data and insights, and using intelligent automation to put those insights into action.
Today, our company defines the modern go-to-market technology stack across three distinct layers that build upon each other:
•Our Intelligence Layer is the foundation of our data-driven strategies. Our best-in-class data, curated through first- and third-party sources, includes billions of data points about companies and contacts, such as intent, hierarchy, location, and financial information.
•Our Orchestration Layer stitches together and enriches our data sources. At this stage, our products assign and route data, leads, and insights to the appropriate people. This creates a “living” dataset that is continuously updated and can be used to power automated business workflows. Our services connect with major CRM providers.
•Our Engagement Layer allows sales, marketing, operations, and recruiting professionals to put data-driven insights into action to reach, influence, and communicate with prospects and customers. In MarketingOS, marketers drive awareness, lead generation, and deal acceleration campaigns through account-based-marketing, advertising, and onsite conversion optimization tools as well as Chat for intelligent onsite experiences through live chat and chatbots. In SalesOS, frontline teams, managers, and leaders use Engage for multi-touch and multi-channel sales engagement as well as Chorus for call and web meeting recording, transcription, insight generation and coaching.

We generate substantially all of our revenue from sales of subscriptions to our platform. Our subscription fees include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length, and over 35% of our contracts (based on annualized value) are multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.
We sell our software to both new and existing customers. A limited number of customers continue to renew their subscriptions to pre-acquisition versions of the Pre-Acquisition ZI and DiscoverOrg solutions. We price our subscriptions based on the functionality, users, and records under management that are included in each product edition. Our paid platforms are SalesOS, MarketingOS, OperationsOS, TalentOS (with add-on options for some platforms), and we have a free Community Edition.
Recent Developments
COVID-19
The ongoing COVID-19 pandemic continues to have unpredictable and rapidly shifting impacts on global financial markets, economies, and business practices. The extent and continued impact of the pandemic on our operational and financial condition will depend on certain developments, including, but not limited to: the duration and spread of the outbreak, including the impact of new variants of the COVID-19 virus; global government responses to the pandemic, including continued vaccine availability, deployment, and efficacy; the impact on the health and welfare of our employees and their families; the impact on our customers and our sales cycles; the impact on customer, industry, or employee events; delays in hiring and onboarding new employees; and the effects on our partners, vendors, the labor market, and supply chains, all of which are uncertain and cannot be predicted. Furthermore, because of our largely subscription-based business model, the effect of the pandemic may not be fully reflected in our results of operations and overall financial condition until future periods, if at all.
To address the safety and health of our employees during the pandemic, in the first quarter of 2020 we temporarily closed all of our offices and enabled our entire workforce to work remotely. Throughout 2021 and the first quarter of 2022, most of our workforce continued to work remotely. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected, and are not expected to materially affect, our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Human Capital” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K.
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

UP-C Corporate Structure and Multi-Class Voting Structure Elimination
In September 2021, the Board of Directors unanimously approved streamlining the Company’s corporate structure and governance by eliminating the Company’s umbrella partnership-C-corporation (“UP-C”) and multi-class voting structure. In October 2021, the Company implemented this reorganization, pursuant to which (i) a subsidiary of ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) (“New ZoomInfo”) merged with and into ZoomInfo Intermediate Inc. (“Old ZoomInfo”), formerly known as ZoomInfo Technologies Inc., which resulted in New ZoomInfo becoming the direct parent company of Old ZoomInfo, and (ii) immediately thereafter, another subsidiary of New ZoomInfo merged with and into ZoomInfo Holdings LLC (“ZoomInfo OpCo”), which resulted in ZoomInfo OpCo becoming a subsidiary of New ZoomInfo (the combined transaction described in (i) and (ii), the “Holding Company Reorganization”). As a result of the Holding Company Reorganization, New ZoomInfo became the successor issuer and reporting company to Old ZoomInfo pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and replaced the Predecessor Registrant as the public company trading on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol “ZI.”.
After the consummation of the Holding Company Reorganization, the only class of common stock of the New ZoomInfo remaining issued and outstanding is the Class A common stock. We do not intend to issue any shares of Class B common stock or Class C common stock of New ZoomInfo.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform. The majority of revenue growth when comparing the three months ended March 31, 2022 to the three months ended March 31, 2021 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory network. We plan to continue to invest in our efficient go-to-market effort to acquire new customers.
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

We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is an annual metric that we calculate based on customers that were contracted for services at the beginning of the year, or, for those that became customers through an acquisition, at the time of the acquisition. Net revenue retention is calculated as: (a) the annual contract value ("ACV") for those customers at the end of the year divided by (b) ZoomInfo ACV at the beginning of the year plus the ACV of acquired companies at the time of acquisition. Our net annual retention rate was 116% for the year ended December 31, 2021. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of March 31, 2022, we had 1,623 customers with over $100,000 in ACV.
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
In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreements described in Note 17 - Income Taxes to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Initial Public Offering
In June 2020, the company completed its IPO which significantly impacted our cash, first and second lien indebtedness, and temporary and permanent equity balances. See “—Recent Developments.” The IPO, driven by the associated first and second lien term loan repayments, significantly reduced our interest expense relative to historical results.
Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include Insent in June 2021, Chorus.ai in July 2021, RingLead in September 2021, and Comparably, Inc. and Dogpatch Advisors, LLC in April 2022. As discussed below under “—Results of Operations,” these 2021 acquisitions have been a driver of our revenue, cost of service, operating expense, and interest expense growth. Purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date, including unearned revenue. Revenue from contracts that are impacted by the estimate of fair value of the unearned revenue upon acquisition will be recorded based on the fair value until such contract is terminated or renewed, which will differ from the receipts received by the acquired company allocated over the service period for the same reporting periods.

Equity-Based Compensation
New awards and modifications that took place as part of the Reorganization Transactions and the IPO contributed to elevated equity-based compensation expense in 2020 relative to 2019 and 2021 relative to 2020. See Note 15 - Equity-based Compensation for unamortized equity-based compensation costs related to each type of equity-based incentive award.
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
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe certain non-GAAP measures are useful in evaluating our operating performance. These measures include, but are not limited to, Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share and are used by management in making operating decisions, allocating financial resources, internal planning and forecasting, and for business strategy purposes. We believe that non-GAAP financial information is useful to investors because it eliminates certain items that affect period-over-period comparability, and it provides consistency with past financial performance and additional information about our underlying results and trends by excluding certain items that may not be indicative of our business, results of operations, or outlook.
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

The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended March 31,
($ in millions)	2022	2021
Net income (loss)	$6.2	$(33.9)
Add (less): Expense (benefit) from income taxes	13.0	49.7
Add: Interest expense, net	11.8	6.5
Add: Loss on debt modification and extinguishment	—	5.9
Add (less): Other expense (income), net(a)	1.4	(0.2)
Income (loss) from operations	32.4	28.0
Add: Impact of fair value adjustments to acquired unearned revenue(b)	1.1	0.6
Add: Amortization of acquired technology	11.2	6.7
Add: Amortization of other acquired intangibles	5.3	4.8
Add: Equity-based compensation	42.5	18.1
Add: Restructuring and transaction-related expenses(c)	2.5	4.4
Add: Integration costs and acquisition-related expenses(d)	0.6	3.4
Adjusted Operating Income	$95.7	$66.1
Less: Interest expense, net	(11.8)	(6.5)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	(0.6)	0.2
Add (less): Benefit (expense) from income taxes	(13.0)	(49.7)
Less: Tax impacts of adjustments to net income (loss)	3.5	40.6
Adjusted Net Income	$73.8	$50.7

Shares for Adjusted Net Income Per Share(e)	409	404
Adjusted Net Income Per Share	$0.18	$0.13
__________________
(a)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
(b)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company, prior to our acquisition of that company. These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2022, this expense related primarily to transition and retention payments related to 2021 acquisitions, For the three months ended March 31, 2021, this expense related primarily to impairment and accelerated depreciation related to the Company’s Waltham office relocation.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended March 31, 2022, this expense related to retention awards from the acquisitions of Clickagy and Everstring, and professional fees relating to integration projects.For the three months ended March 31, 2021, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended March 31,
($ in millions)	2022	2021
Cost of service	$0.1	$0.5
Sales and marketing	0.1	0.6
Research and development	0.3	1.8
General and administrative	0.1	0.5
Total integration costs and acquisition-related compensation	$0.6	$3.4

(e)Diluted earnings per share is computed by giving effect to all potential weighted average Class A common stock, Class C common stock, and any securities that are convertible into Class A common stock, including options and restricted stock units. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method, excluding deemed repurchases assuming proceeds from unrecognized compensation as required by GAAP. Shares and grants issued in conjunction with the IPO were assumed to be issued at the beginning of the period.
We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.

	Three Months Ended March 31,
($ in millions)	2022	2021
Income (loss) from operations	$32.4	$28.0
Adjusted Operating Income	$95.7	$66.1

Revenue	241.7	153.3
Impact of fair value adjustments to acquired unearned revenue	1.1	0.6
Revenue for adjusted operating margin calculation	$242.8	$154.0
Operating Income Margin	13%	18%
Adjusted Operating Income Margin	39%	43%
Adjusted Operating Income for the three months ended March 31, 2022 was $95.7 million and represented an Adjusted Operating Income Margin of 39%. Adjusted Operating Income for the three months ended March 31, 2021 was $66.1 million and represented an Adjusted Operating Income Margin of 43%. The increase of $29.6 million, or 45%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 39% in the three months ended March 31, 2022 from 43% in the three months ended March 31, 2021 due to incremental investment in research & development relative to sales related to new services and acquisitions and incremental investment in sales & marketing capacity that has helped accelerate revenue growth, as well as general and administration costs to support incremental public company related requirements.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
($ in millions)	2022	2021
Net income (loss)	$6.2	$(33.9)
Add (less): Expense (benefit) from income taxes	13.0	49.7
Add: Interest expense, net	11.8	6.5
Add: Loss on debt modification and extinguishment	—	5.9
Add: Depreciation	3.5	3.9
Add: Amortization of acquired technology	11.2	6.7
Add: Amortization of other acquired intangibles	5.3	4.8
EBITDA	51.0	43.6
Add (less): Other expense (income), net(a)	1.4	(0.2)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	1.1	0.6
Add: Equity-based compensation expense	42.5	18.1
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	2.5	3.2
Add: Integration costs and acquisition-related expenses(d)	0.6	3.4
Adjusted EBITDA	$99.1	$68.8
__________________
(a)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
(b)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company, prior to our acquisition of that company. These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three months ended March 31, 2022, this expense related primarily to transition and retention payments related to 2021 acquisitions, For the three months ended March 31, 2021, this expense related primarily to impairment and accelerated depreciation related to the Company’s Waltham office relocation.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months March 31, 2022, this expense related to retention awards from the acquisitions of Clickagy and Everstring, and professional fees relating to integration projects.For the three months ended March 31, 2021, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended March 31,
($ in millions)	2022	2021
Cost of service	$0.1	$0.5
Sales and marketing	0.1	0.6
Research and development	0.3	1.8
General and administrative	0.1	0.5
Total integration costs and acquisition-related compensation	$0.6	$3.4
Adjusted EBITDA for the three months ended March 31, 2022 was $99.1 million, an increase of $30.3 million, or 44%, relative to the three months ended March 31, 2021. This increase was driven primarily from the growth in revenue and additional customers in 2022 and 2021.

Components of Our Results of Operations
Revenue
We derive 99% of our revenue from subscription services and the remainder from recurring usage-based services. Our subscription services consist of our SaaS applications. Pricing of our subscription contracts are generally based on the functionality provided, the number of users that access our applications, and the amount of data that the customer integrates into their systems. Our subscription contracts typically have a term ranging from one to three years and are non-cancelable. We typically bill for services in advance either annually, semi-annually, or quarterly, and we typically require payment at the beginning of each annual, semi-annual, or quarterly period.
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
We anticipate that we will continue to invest in sales and marketing capacity to enable future growth. We anticipate that sales and marketing expense excluding equity-based compensation will fluctuate from period to period depending on the interplay of our growing investments in sales and marketing capacity excluding equity-based compensation, the recognition of revenue, and the amortization of contract acquisition costs.
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
We expect general and administrative expenses as a percentage of revenue to stay consistent or modestly decrease as we realize operating leverage in the business.
Amortization of other acquired intangibles. Amortization of acquired intangibles primarily consists of amortization of customer relationships, trade names, and brand portfolios.
We anticipate that amortization of other acquired intangibles will increase if we make additional acquisitions in the future.
Restructuring and transaction-related expenses. Restructuring and transaction expenses primarily consist of various restructuring and acquisition activities we have undertaken to achieve strategic or financial objectives. Restructuring and acquisition activities include, but are not limited to, consolidation of offices and responsibilities, office relocation, administrative cost structure realignment, and acquisition-related professional services fees.
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
Income Tax Expense (Benefit)
ZoomInfo OpCo is currently treated as a pass-through entity for U.S. federal income tax purposes and most applicable state and local income tax purposes. Income tax expense (benefit), Deferred tax assets, Deferred tax liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid by our corporate subsidiaries and, to the extent paid directly by our limited liability companies and partnerships that are treated as partnerships for tax purposes, our partnerships. Our corporate subsidiary, RKSI Acquisition Corporation, was subject to income taxes in the United States and held a noncontrolling interests in our subsidiary, ZoomInfo Technologies LLC. ZoomInfo Technologies LLC was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by ZoomInfo Technologies LLC is passed through to and included in the taxable income or loss of its partners, including ZoomInfo LLC and RKSI Acquisition Corporation. However, because RKSI Acquisition Corporation is subject to income taxes in the United States, income allocated to such corporate subsidiary for tax purposes reduced the taxable income allocated to and distributions made to ZoomInfo OpCo. During the three months ended September 30, 2021, RKSI Acquisition Corporation was distributed up to ZoomInfo HoldCo followed by the merger of RKSI Acquisition Corporation with and into ZoomInfo HoldCo and the merger of ZoomInfo HoldCo with and into ZoomInfo Technologies Inc. Significant judgments and estimates are required in determining our consolidated income tax expense. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information. During the three months ended December 31, 2021, ZoomInfo Technologies LLC made an election to be taxed as a corporation. Therefore, taxable income from the operations will no longer flow up to ZoomInfo Intermediate Inc.

After consummation of the Reorganization Transactions, ZoomInfo Intermediate Inc. became subject to U.S. federal income taxes with respect to our allocable share of any U.S. taxable income of ZoomInfo OpCo, and is taxed at the prevailing corporate tax rates. ZoomInfo Technologies Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes. Accordingly, a provision for income taxes will be recorded for the anticipated tax consequences of our reported results of operations for federal income taxes. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the tax receivable agreements, which we expect to be significant. In addition, because RKSI Acquisition Corporation (prior to its merger with and into ZoomInfo HoldCo) and Zebra Acquisition Corporation (prior to its merger with RKSI Acquisition Corporation) will continue to be subject to income taxes in the United States, income allocated to such corporate subsidiaries for tax purposes will reduce the distributions made to ZoomInfo OpCo, thereby reducing our allocable share of U.S. taxable income of ZoomInfo OpCo. See “Risk Factors - Risks Related to Our Organizational Structure” in Part I, Item 1A of our 2021 Form 10-K.
Results of Operations
The following table presents our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
($ in millions)	2022	2021
Revenue	$241.7	$153.3

Cost of service:
Cost of service(1)	32.8	21.4
Amortization of acquired technology	11.2	6.7
Gross profit	197.7	125.2

Operating expenses:
Sales and marketing(1)	84.1	48.8
Research and development(1)	45.6	20.4
General and administrative(1)	27.8	18.8
Amortization of other acquired intangibles	5.3	4.8
Restructuring and transaction-related expenses	2.5	4.4
Total operating expenses	165.3	97.2
Income (loss) from operations	32.4	28.0

Interest expense, net	11.8	6.5
Loss on debt modification and extinguishment	—	5.9
Other (income) expense, net	1.4	(0.2)
Income (loss) before income taxes	19.2	15.8
Income tax expense (benefit)	13.0	49.7
Net income (loss)	6.2	(33.9)
Less: Net income (loss) attributable to noncontrolling interests	—	(37.1)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$6.2	$3.2

__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended March 31,
($ in millions)	2022	2021
Cost of service	$4.6	$3.5
Sales and marketing	16.1	8.4
Research and development	15.6	2.6
General and administrative	6.2	3.6
Total equity-based compensation expense	$42.5	$18.1
Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021
Revenue. Revenue was $241.7 million for the three months ended March 31, 2022, an increase of $88.4 million, or 58%, as compared to $153.3 million for the three months ended March 31, 2021. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Products acquired within the last 12 months contributed $13.0 million for the three months ended March 31, 2022.
Cost of Service. Cost of service was $44.0 million for the three months ended March 31, 2022, an increase of $15.9 million, or 57%, as compared to $28.1 million for the three months ended March 31, 2021. The increase was primarily due to additional headcount and related salaries and benefit expenses, increased hosting expense to support new and growing customers, increased amortization of acquired technology related to prior year acquisitions, and increased equity-based compensation expense.
Operating Expenses. Operating expenses were $165.3 million for the three months ended March 31, 2022, an increase of $68.1 million, or 70%, as compared to $97.2 million for the three months ended March 31, 2021. Excluding equity-based compensation expenses, operating expenses were $127.4 million for the three months ended March 31, 2022, an increase of $44.8 million, or 54%, as compared to $82.6 million for the three months ended March 31, 2021. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $27.6 million, or 68%, to $68.0 million for the three months ended March 31, 2022, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales and support acquired products, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers, and advertising expenses;
•an increase in research and development expense (excluding equity-based compensation) of $12.2 million, or 69%, to $30.0 million for the three months ended March 31, 2022, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services and acquired products;
•an increase in general and administrative expense (excluding equity-based compensation) of $6.4 million, or 42%, to $21.6 million for the three months ended March 31, 2022, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization;
•an increase in amortization of acquired intangibles expense of $0.5 million, or 10%, to $5.3 million for the three months ended March 31, 2022, due to amortization expense related to intangible assets from 2021 acquisitions; and
•restructuring and transaction-related expense of $2.5 million for the three months ended March 31, 2022, primarily due to transition and retention payments and other costs incurred related to 2021 acquisitions. This represented a decrease of $1.9 million, or 43%, as compared to expense of $4.4 million for the three months ended March 31, 2021, which largely represented impairment and accelerated depreciation related to the Company’s Waltham office relocation.

Interest Expense, Net. Interest expense, net was $11.8 million for the three months ended March 31, 2022, an increase of $5.3 million, or 82%, as compared to $6.5 million for the three months ended March 31, 2021. The increase was primarily due to increases in the amount of total debt, attributable to the February and July 2021 issuances of Senior Notes.
Income Tax Expense (Benefit). Expense from income taxes for the three months ended March 31, 2022 was $13.0 million, representing an effective tax rate of 67.6%, as compared to expense from income taxes of $49.7 million for the three months ended March 31, 2021, representing an effective tax rate of 314.5%. The decrease in the effective tax rate was primarily due to the recognition of non-cash tax expense in Q1 2021 resulting from a shift in GAAP basis from a non-taxable entity to a taxable entity.
Liquidity and Capital Resources
As of March 31, 2022, we had $394.4 million of cash and cash equivalents, $12.4 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
We believe that our cash flows from operations and existing available cash and cash equivalents, together with our other available external financing sources, will be adequate to fund our operating and capital needs for at least the next 12 months and for the foreseeable future. We are currently in compliance with the covenants under the credit agreements governing our secured credit facilities and we expect to remain in compliance with our covenants.
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Condensed Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2022, we had unearned revenue of $406.1 million, of which $403.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
After the consummation of the Reorganization Transactions, ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) became a holding company with no material assets other than its ownership of HoldCo Units, and ZoomInfo HoldCo became a holding company with no material assets other than its ownership of ZoomInfo OpCo Units. During the quarter ended September 20, 2021, ZoomInfo HoldCo was merged with and into ZoomInfo Intermediate Inc. During the quarter ended December 31, 2021, ZoomInfo Intermediate Inc. became a wholly owned subsidiary of ZoomInfo Technologies Inc. ZoomInfo Technologies Inc. and ZoomInfo Intermediate Inc. have no independent means of generating revenue. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that ZoomInfo Technologies Inc to cause ZoomInfo MidCo LLC to make distributions to ZoomInfo Technologies Inc. in part through distributions to ZoomInfo Intermediate Inc. and ZoomInfo OpCo, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo MidCo LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements contain covenants that may restrict ZoomInfo MidCo LLC and its subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo MidCo LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo MidCo LLC (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo MidCo LLC are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo MidCo LLC. See “Risk Factors - Risks Related to Our Organizational Structure” in Part I, Item 1A of our 2021 Form 10-K.

Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K.
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
($ in millions)	2022	2021
Net cash provided by (used in) operating activities	$105.0	$93.0
Net cash provided by (used in) investing activities	(8.6)	(99.0)
Net cash provided by (used in) financing activities	(10.3)	(33.8)
Net increase (decrease) in cash and cash equivalents and restricted cash	$86.1	$(39.8)
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $105.0 million for the three months ended March 31, 2022 as a result of net income of $6.2 million, adjusted by non-cash charges of $89.3 million and the change in our operating assets net of operating liabilities of $9.5 million. The non-cash charges are primarily comprised of equity-based compensation of $42.5 million, depreciation and amortization of $20.0 million, amortization of deferred commission costs of $14.1 million, and a decrease in deferred tax assets net of deferred tax liabilities of $10.7 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $41.9 million, and a decrease in accounts receivable of $20.1 million, partially offset by a decrease in accrued expenses and other liabilities of $29.4 million, and an increase in deferred costs and other assets of $18.6 million.
Net cash provided by operations was $93.0 million for the three months ended March 31, 2021 as a result of a net loss of $33.9 million, adjusted by non-cash charges of $99.3 million and partially offset by the change in our operating assets net of operating liabilities of $27.6 million. The non-cash charges were primarily comprised of depreciation and amortization of $15.5 million, equity-based compensation of $18.1 million, loss on early extinguishment of debt of $5.9 million, amortization of deferred commission costs of $8.7 million, and a decrease in deferred tax assets net of deferred tax liabilities of $47.0 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $39.2 million, an increase in accounts payable of $5.2 million, and a decrease in accounts receivable of $5.1 million, partially offset by a decrease in accrued expenses and other liabilities of $12.6 million and in deferred costs and other assets of $9.8 million.

Restructuring and transaction-related cash costs for the three months ended March 31, 2022 primarily related to transaction costs related to 2021 acquisitions and tax payments related to entity conversions, which are not expected to recur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the three months ended March 31, 2022, and 2021, we incurred the following cash expenditures:

	Three Months Ended March 31,
($ in millions)	2022	2021
Cash interest expense	$19.5	$6.8
Restructuring and transaction-related expenses paid in cash(a)	$8.0	$1.1
Integration costs and acquisition-related compensation paid in cash(b)	$—	$1.3
$19.5
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2022, these payments related primarily to transition bonuses paid related to 2021 acquisitions. For the three months ended March 31, 2021, these payments related primarily to settlement of accrued accretion on the Pre-Acquisition ZI deferred consideration balance.
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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the three months ended March 31, 2022 was $8.6 million, consisting of purchases of short-term investments of $11.1 million, the purchase of a convertible note receivable of $10.0 million, and purchases of property and equipment and other assets of $6.6 million, partially offset by maturities of short-term investments of $17.0 million, and cash received for acquisitions of $2.1 million.
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
Cash Flows from (used in) Financing Activities
Cash used in financing activities for the three months ended March 31, 2022 was $10.3 million, primarily comprised of payments related to our tax receivable agreements of $5.0 million, payments of taxes related to net share settlement of equity awards of $3.8 million, payments of deferred consideration of $1.1 million, payments of issuance fees from prior transactions of $0.7 million, partially offset by proceeds from exercise of stock options of $0.3 million.
Cash provided by financing activities for the three months ended March 31, 2021 was $33.8 million, consisting of payments on long-term debt of $356.4 million, tax distributions to equity partners of $10.8 million, and payments of deferred consideration of $9.2 million, partially offset by proceeds from debt of $350.0 million.
Refer to Note 8 - Financing Arrangements of our consolidated financial statements for additional information related to each of our borrowings.

Debt Obligations
As of March 31, 2022, the aggregate remaining balance of $600.0 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026. As of March 31, 2022, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans, depending on the Company’s leverage. The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.00% to 2.25% for LIBOR Based Loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 3.51% and 3.41% as of March 31, 2022 and December 31, 2021, respectively.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended March 31, 2022 was $348.6 million. Our total net leverage ratio to Adjusted EBITDA as of March 31, 2022 was 2.4x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,250.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	412.6
Net Debt	$837.4
Trailing Twelve Months (TTM) Adjusted EBITDA	$348.6
Total net leverage ratio to Adjusted EBITDA	2.4x
Our consolidated first lien net leverage ratio is defined in our First Lien Credit Agreement as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended March 31, 2022 was $475.6 million. Our consolidated first lien net leverage ratio as of March 31, 2022 was 0.4x.

($ in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$600.0
Less: Cash and cash equivalents, and short-term investments	406.8
Net Debt	$193.2
Trailing Twelve Months (TTM) Cash EBITDA	$475.6
Consolidated first lien net leverage ratio	0.4x

Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended March 31, 2022 was $475.6 million. Our total net leverage ratio to Cash EBITDA as of March 31, 2022 was 1.8x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,250.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	412.6
Net Debt	$837.4
Trailing Twelve Months (TTM) Cash EBITDA	$475.6
Total net leverage ratio to Cash EBITDA	1.8x

Trailing Twelve Months as of
(in millions)	March 31, 2022
Net income (loss)	$135.0
Add (less): Expense (benefit) from income taxes	(30.6)
Add: Interest expense, net	49.2
Add: Loss on debt modification and extinguishment	1.8
Add: Depreciation	13.2
Add: Amortization of acquired technology	39.8
Add: Amortization of other acquired intangibles	20.8
EBITDA	229.2
Add (less): Other expense (income), net(a)	(37.6)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	5.0
Add: Equity-based compensation expense	117.3
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	21.0
Add: Integration costs and acquisition-related expenses(d)	13.7
Adjusted EBITDA	348.6
Add: Unearned revenue adjustment	128.9
Add: Pro forma cost savings	1.9
Add (less): Cash rent adjustment	(0.3)
Add (less): Pre-Acquisition EBITDA	(4.7)
Add (less): Other lender adjustments	1.2
Cash EBITDA	$475.6
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended March 31, 2022, this expense related primarily to deferred acquisition cost revaluations.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the trailing twelve months ended March 31, 2022, this expense related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Trailing Twelve Months as of
(in millions)	March 31, 2022
Cost of service	$1.7
Sales and marketing	5.7
Research and development	4.3
General and administrative	2.0
Total integration costs and acquisition-related compensation	$13.7
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
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Class A common stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Intermediate Inc. may make under the tax receivable agreements will be substantial. As of March 31, 2022, the Company had a liability of $3,052.2 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units. During the three months ended March 31, 2022, we paid a total of $5.0 million pursuant to the Tax Receivable Agreements. There were no payments in the three months ended March 31, 2021. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. Refer to Note 16 - Tax Receivable Agreements to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
Contractual Obligations and Commitments
As of March 31, 2022, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $331.4 million. Refer to Note 14 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Except as set forth above and in Note 11 - Commitments and Contingencies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in the contractual obligations and commitments disclosed in our Annual Report on 10-K for the year ended December 31, 2021.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2021 Form 10-K.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on LIBOR. As of March 31, 2022, the total principal balance outstanding was $600.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 - Financing Arrangements of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of March 31, 2022, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change in interest expense over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of March 31, 2022, $400.0 million of the notional amount of the interest rate cap contract is not designated as an accounting hedge. Future fair value adjustments on this dedesignated instrument are recorded in Interest expense, net on our Consolidated Statements of Operations. A hypothetical 1% relative increase or decrease in interest rates would cause a decrease in interest expense of $6.6 million and $1.6 million, respectively, due to changes in the fair value of these instruments.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2022, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in our 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our Class A common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
January 1 through January 31, 2022	—	$—	—	—
February 1 through February 28, 2022	18,935	$56.22	—	—
March 1 through March 31, 2022	8,292	$54.69	—	—
Total	27,227		—	—
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
Date: May 2, 2022