Form 10-Q
period 2022-06-30
ZoomInfo Technologies Inc.
filed 2022-08-01
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of July 22, 2022, there were 403,441,729 shares of the registrant's common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

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
•“Class P Units” refers to Class P Units (including, without limitation, any indirectly held Class P Units) of ZoomInfo OpCo.
•“Common Stock Option” refers to an award granted under Section 7 of the 2020 Omnibus Incentive Plan.
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
•“Restricted Stock” refers to our common stock, subject to certain specified restrictions (which may include, without limitation, a requirement that the Participant remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan.
•“Restricted Stock Unit” refers to an unfunded and unsecured promise to deliver shares of our common stock, cash, other securities or other property, subject to certain restrictions (which may include, without limitation, a requirement that the Participant remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan.
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$352.7	$308.3
Short-term investments	12.9	18.4
Accounts receivable, net	161.9	187.0
Prepaid expenses and other current assets	45.3	27.1
Income tax receivable	6.0	4.9
Total current assets	578.8	545.7

Restricted cash, non-current	5.8	5.8
Property and equipment, net	47.8	41.7
Operating lease right-of-use assets, net	60.1	59.8
Intangible assets, net	431.4	431.0
Goodwill	1,695.8	1,575.1
Deferred tax assets	4,083.4	4,116.0
Deferred costs and other assets, net of current portion	105.4	77.8
Total assets	$7,008.5	$6,852.9

Liabilities and Permanent Equity
Current liabilities:
Accounts payable	$19.9	$15.9
Accrued expenses and other current liabilities	84.5	103.3
Unearned revenue, current portion	410.1	361.5
Income taxes payable	7.7	8.4
Current portion of tax receivable agreements liability	5.4	10.4
Current portion of operating lease liabilities	8.2	8.1
Total current liabilities	535.8	507.6

Unearned revenue, net of current portion	1.7	2.7
Tax receivable agreements liability, net of current portion	3,046.8	3,046.0
Operating lease liabilities, net of current portion	61.4	61.5
Long-term debt, net of current portion	1,234.3	1,232.9
Deferred tax liabilities	1.8	1.5
Other long-term liabilities	2.8	2.8
Total liabilities	4,884.6	4,855.0

Commitments and Contingencies (Note 11)

Permanent Equity:
Class A common stock, par value $0.01	4.0	4.0
Additional paid-in capital	1,954.1	1,871.6
Accumulated other comprehensive income (loss)	30.9	9.5
Retained Earnings	134.9	112.8
Total equity	2,123.9	1,997.9

Total liabilities and permanent equity	$7,008.5	$6,852.9
________________
(*) The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue	$267.1	$174.0	$508.8	$327.3
Cost of service:
Cost of service(1)	34.7	23.5	67.5	44.9
Amortization of acquired technology	12.3	6.8	23.5	13.5
Gross profit	220.1	143.7	417.8	268.9
Operating expenses:
Sales and marketing(1)	95.2	49.9	179.3	98.7
Research and development(1)	49.5	24.0	95.1	44.4
General and administrative(1)	29.2	21.9	57.0	40.7
Amortization of other acquired intangibles	5.6	4.8	10.9	9.6
Restructuring and transaction-related expenses	1.1	2.2	3.6	6.6
Total operating expenses	180.6	102.8	345.9	200.0
Income (loss) from operations	39.5	40.9	71.9	68.9
Interest expense, net	11.7	10.1	23.5	16.6
Loss on debt modification and extinguishment	—	—	—	5.9
Other (income) expense, net	1.4	0.1	2.8	(0.1)
Income (loss) before income taxes	26.4	30.7	45.6	46.5
Income tax expense (benefit)	10.5	6.2	23.5	55.9
Net income (loss)	$15.9	$24.5	$22.1	$(9.4)
Less: Net income (loss) attributable to noncontrolling interests	—	15.2	—	(21.9)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$15.9	$9.3	$22.1	$12.5

Net income (loss) per share of Class A and Class C common stock:
Basic	$0.04	$0.05	$0.06	$0.07
Diluted	$0.04	$0.05	$0.05	$0.07
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of service	$5.0	$3.2	$9.6	$6.7
Sales and marketing	20.4	7.2	36.5	15.6
Research and development	15.3	3.2	30.9	5.8
General and administrative	6.3	3.5	12.5	7.1
Total equity-based compensation expense	$47.0	$17.1	$89.5	$35.2

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$15.9	$24.5	$22.1	$(9.4)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	6.3	(3.0)	27.7	7.1
Realized (gain) loss on settlement of cash flow hedges	(0.2)	1.5	1.4	3.0
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.1	0.1	0.1	0.1
Other comprehensive income (loss) before tax	6.2	(1.4)	29.2	10.2
Tax effect	(1.7)	0.1	(7.8)	(1.3)
Other comprehensive income (loss), net of tax	4.5	(1.3)	21.4	8.9
Comprehensive income (loss)	20.4	23.2	43.5	(0.5)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	14.4	—	(16.5)
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$20.4	$8.8	$43.5	$16.0

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance, December 31, 2021	403,315,989	$4.0	$1,871.6	$112.8	$9.5	$1,997.9
Issuance of Class A common stock upon vesting of RSUs	187,659	—	—	—	—	—
Shares withheld related to net share settlement and other	(80,067)	—	(4.4)	—	—	(4.4)
Exercise of stock options	14,790	—	0.3	—	—	0.3
Forfeitures / cancellations	(43,210)	—	—	—	—	—
Net income (loss)	—	—	—	6.2	—	6.2
Other comprehensive income	—	—	—	—	16.9	16.9
Equity-based compensation	—	—	42.5	—	—	42.5
Balance at March 31, 2022	403,395,161	$4.0	$1,910.0	$119.0	$26.4	$2,059.4
Issuance of Class A common stock upon vesting of RSUs	233,923	$—	$—	$—	$—	—
Shares withheld related to net share settlement and other	(75,351)	—	(3.2)	—	—	(3.2)
Exercise of stock options	13,714	—	0.3	—	—	0.3
Forfeitures / cancellations	(111,789)	—	—	—	—	—
Net income (loss)	—	—	—	15.9	—	15.9
Other comprehensive income	—	—	—	—	4.5	4.5
Equity-based compensation	—	—	47.0	—	—	47.0
Balance at June 30, 2022	403,455,658	$4.0	$1,954.1	$134.9	$30.9	$2,123.9

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	Old ZoomInfo						New ZoomInfo Common Stock
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2020	87,697,381	$0.9	216,652,704	$2.2	86,123,230	$0.9	—	$—	$505.2	$(4.0)	$(2.4)	$436.8	$939.6
Effect of LLC Unit Exchanges	14,500,582	0.1	(9,776,683)	(0.1)	(3,869,894)	(0.1)	—	—	37.2	—	—	(20.1)	17.0
Issuance of Class A common stock upon vesting of RSUs	20,439	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(30,936)	—	—	—	—	—	—	—	(1.6)	—	—	—	(1.6)
Exercise of stock options	24,758	—	—	—	—	—	—	—	0.5	—	—	—	0.5
Forfeitures / cancellations	—	—	(7,852)	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	3.2	—	(37.1)	(33.9)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	4.0	6.2	10.2
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Equity-based compensation	—	—	—	—	—	—	—	—	8.3	—	—	9.8	18.1
Balance at March 31, 2021	102,212,224	$1.0	206,868,169	$2.1	82,253,336	$0.8	—	$—	$549.6	$(0.8)	$1.6	$392.6	$946.9
Effect of LLC Unit Exchanges	19,514,930	$0.2	(15,259,859)	$(0.2)	(4,040,025)	$—	—	$—	$45.1	$—	$0.1	$(31.1)	$14.1
Issuance of Class A common stock upon vesting of RSUs	123,729	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(14,333)	—	—	—	—	—	—	—	(0.6)	—	—	—	(0.6)
Exercise of stock options	11,056	—	—	—	—	—	—	—	0.2	—	—	—	0.2
Forfeitures / cancellations	—	—	(32,424)	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	9.3	—	15.2	24.5
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.8)	(1.3)
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	—	(9.2)	(9.2)
Equity-based compensation	—	—	—	—	—	—	—	—	8.4	—	—	8.7	17.1
Balance at June 30, 2021	121,847,606	$1.2	191,575,886	$1.9	78,213,311	$0.8	—	$—	$602.7	$8.5	$1.2	$375.4	$991.7

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$22.1	$(9.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42.5	30.6
Amortization of debt discounts and issuance costs	1.5	1.0
Amortization of deferred commissions costs	30.0	18.5
Asset impairments	—	2.7
Loss on debt modification and extinguishment	—	5.9
Deferred consideration valuation adjustments	—	0.2
Equity-based compensation expense	89.5	35.2
Deferred income taxes	18.5	48.1
Tax receivable agreement remeasurement	0.9	—
Provision for bad debt expense	0.6	2.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	26.8	7.8
Prepaid expenses and other current assets	(3.6)	(3.6)
Deferred costs and other assets, net of current portion	(38.5)	(22.1)
Income tax receivable	(1.2)	1.5
Accounts payable	4.0	12.1
Accrued expenses and other liabilities	(22.7)	(2.3)
Unearned revenue	40.8	53.3
Net cash provided by (used in) operating activities	211.2	181.6

Cash flows from investing activities:
Purchases of short-term investments	(15.2)	(119.8)
Maturities of short-term investments	20.6	41.5
Proceeds from sales of short-term investments	—	42.1
Purchases of property and equipment and other assets	(14.8)	(11.0)
Cash paid for acquisitions, net of cash acquired	(143.6)	(31.8)
Net cash provided by (used in) investing activities	(153.0)	(79.0)

Cash flows from financing activities:
Payments of deferred consideration	(1.1)	(9.4)
Proceeds from debt	—	350.0
Repayment of debt	—	(356.4)
Payments of debt issuance and modification costs	(0.4)	(5.8)
Proceeds from exercise of stock options	0.6	0.8
Taxes paid related to net share settlement of equity awards	(7.6)	(2.9)
Payments of equity issuance costs	(0.3)	—
Tax receivable agreement payments	(5.0)	—
Tax distributions	—	(15.3)
Net cash provided by (used in) financing activities	(13.8)	(39.0)

Net increase (decrease) in cash, cash equivalents, and restricted cash	44.4	63.6
Cash, cash equivalents, and restricted cash at beginning of period	314.1	271.0
Cash, cash equivalents, and restricted cash at end of period	$358.5	$334.6

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	352.7	332.9
Restricted cash, non-current	5.8	1.7
Total cash, cash equivalents, and restricted cash	$358.5	$334.6

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions; unaudited)
	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information
Interest paid in cash	$25.6	$12.3
Cash paid for taxes	$6.8	$4.3

Supplemental disclosures of non-cash investing and financing activities:
Deferred variable consideration from acquisition of a business	$1.1	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$1.3	$2.3

ZoomInfo Technologies Inc.
Notes to Unaudited Consolidated Financial Statements (Unaudited)
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Organization and Background
Business
ZoomInfo Technologies Inc., through its operating subsidiaries provides a go-to-market intelligence and engagement platform for sales and marketing teams. The Company’s cloud-based platform provides work flow tools with integrated, accurate, and comprehensive information on organizations and professionals to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “ZoomInfo,” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, (2) after the consummation of the Reorganization Transactions and prior to the consummation of the Holding Company Reorganization, to ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) and its consolidated subsidiaries and (3) after the consummation of the Holding Company Reorganization, to ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) and its consolidated subsidiaries.
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
After the consummation of the Holding Company Reorganization, the only class of common stock of the New ZoomInfo remaining issued and outstanding was the Class A common stock and all shares of Class B common stock were cancelled and all shares of Class C common stock were converted to Class A common stock. In May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certification of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock as “Common Stock.”
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
The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2022 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of June 30, 2022, and results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the audited consolidated balance sheet of the Company but does not contain all of the footnote disclosures from those annual financial statements. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
Effective May 23, 2022, the Company’s Class A common stock was renamed as “Common Stock.” All references within this document to Class A common stock for periods subsequent to May 23, 2022, and, where the context requires, references within this document to Class A common stock for periods prior to May 23, 2022, have been updated for the renaming.

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
Principles of Consolidation
The consolidated financial statements include the accounts of ZoomInfo Technologies Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
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
We recognize revenue for subscription contracts on a ratable basis over the contract term based on the number of calendar days in each period, beginning on the date that our service is made available to the customer. Unearned revenue results from revenue amounts billed to customers in advance or cash received from customers in advance of the satisfaction of performance obligations. Determining the transaction price often involves judgment and making estimates that can have a significant impact on the timing and amount of revenue reported. At times, the Company may adjust billing under a contract based on the addition of services or other circumstances, which are accounted for as variable consideration. The Company estimates these amounts based on historical experience and adjusts revenue recognized.

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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2022 and 2021, or accounted for more than 10% of accounts receivable as of June 30, 2022 and December 31, 2021. Long-lived assets located outside of the United States were immaterial as of June 30, 2022 and December 31, 2021.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for credit losses, and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for credit losses is immaterial as of June 30, 2022 and December 31, 2021.
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
Commissions payable at June 30, 2022 were $32.8 million, of which the current portion of $30.8 million was included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets, and the long-term portion of $2.0 million was included in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Commissions payable at December 31, 2021 were $34.1 million, of which the current portion of $31.4 million was included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets, and the long-term portion of $2.7 million was included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $7.5 million and $15.1 million were recorded for the three and six months ended June 30, 2022. Advertising expenses of $4.7 million and $8.6 million were recorded for the three and six months ended June 30, 2021. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Restructuring and Transaction-Related Expenses
The Company defines restructuring and transaction-related expenses as costs directly associated with restructuring, acquisition, or disposal activities. Such costs include employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs that are probable and estimable. For one-time termination benefits for key members of management (i.e., no substantive plan) expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Transaction related bonuses and related employee retention costs are recognized over the relevant service period. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.
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
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three and six month periods ended June 30, 2022 and 2021.
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
Leases
We determine if an arrangement is or contains a lease at contract inception. For these arrangements, primarily those related to our data center arrangements, there is judgment in evaluating if the arrangement involves an identified asset that is physically distinct or whether we have the right to substantially all of the capacity of an identified asset that is not physically distinct. In arrangements that involve an identified asset, there is also judgment in evaluating if we have the right to direct the use of that asset.

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
Equity-Based Compensation Expense
The Company periodically grants incentive awards to employees and non-employees, which generally vest over periods up to four years. Incentive awards may be in the form of various equity-based awards such as Restricted Stock and Restricted Stock Units, and Common Stock Options. Historically, the Company also granted awards in one of the Company’s legacy subsidiary partnerships and such awards were typically in the form of profits interests. Profits interests are an interest in the increase in the value of the entity over a participation threshold. Prior to the IPO, the participation threshold was based on the valuation determined by the Board of Managers of OpCo Units on or around the grant date. Subsequent to the IPO, the participation threshold was determined by reference to the closing price of our Class A common stock from the preceding trading day. The holders of profits interests had the right to participate in distributions of profits only in excess of the participation threshold. Previously awarded profits interests were converted into Restricted Stock awards in connection with the elimination of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (refer to Note 1 - Organization and Background).
Compensation expense for incentive awards is measured at the estimated fair value of the incentive units and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award.
The Company uses a Black-Scholes option pricing model to determine the fair value of stock options and profits interests, as profits interests have certain economic similarities to options. The Black-Scholes option pricing model includes various assumptions, including the expected term of incentive units, the expected volatility and the expected risk-free interest rate. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions are used, compensation cost could be materially impacted.
Compensation expense related to the Company’s Employee Stock Purchase Plan is measured at the estimated fair value using the Black-Scholes option pricing model using the estimated number of awards as of the beginning of the offering period.
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

Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Subscription	$264.7	$171.9	$504.4	$323.3
Usage-based	2.1	2.1	4.1	4.0
Other	0.3	—	0.3	—
Total revenue	$267.1	$174.0	$508.8	$327.3
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
Other revenue is comprised largely of implementation and professional services fees. We recognize other revenue as services are delivered.
Of the total revenue recognized in the three and six months ended June 30, 2022, $93.9 million and $267.6 million were included in the unearned revenue balance as of December 31, 2021. Of the total revenue recognized in the three and six months ended June 30, 2021, $57.7 million and $166.7 million were included in the unearned revenue balance as of December 31, 2020. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 11% of our total revenues for the three months ended June 30, 2022 and 2021, respectively. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 11% of our total revenues for the six months ended June 30, 2022 and 2021, respectively. Contracts denominated in currencies other than U.S. Dollar were not material for the three and six months ended June 30, 2022 and 2021.
Contract Assets and Unearned Revenue
The Company’s standard billing terms typically require payment at the beginning of each annual, semi-annual, or quarterly period. Subscription revenue is generally recognized ratably over the contract term starting with when our service is made available to the customer. Usage-based revenue is recognized in the period services are utilized by our customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services.

Note 3 - Revenue from Contracts with Customers (continued)
The Company records a contract asset when revenue recognized on a contract exceeds the billings to date for that contract. Unearned revenue results from cash received or amounts billed to customers in advance of revenue recognized upon the satisfaction of performance obligations. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size, and new business timing within the quarter. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.
As of June 30, 2022 and December 31, 2021, the Company had contract assets of $4.0 million and $3.7 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the Company had unearned revenue of $411.8 million and $364.2 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of June 30, 2022	$764.2	$220.5	$984.7
Note 4 - Business Combinations
2022 Acquisitions
In April 2022, the Company acquired all the outstanding equity interests of Comparably, Inc. (“Comparably”) and acquired substantially all the assets and certain specified liabilities of Dogpatch Advisors, LLC (“Dogpatch”) (collectively, the “2022 Acquired Companies”) for a total purchase consideration of $150.5 million in cash and $10.0 million in convertible notes receivable. As part of the acquisitions, the Company issued 448,740 restricted stock units (“RSUs”) at a total grant date fair value of $26.8 million and could be required to issue additional equity awards up to a maximum value of $3.7 million based on the attainment of certain revenue thresholds and the continued employment of acquired employees. The acquisition of Comparably provides ZoomInfo with unique proprietary data to further build TalentOS into a best-in-class talent platform by enriching recruiter search options and providing recruiters with access to millions of quality candidates and employer brand solutions. We've acquired Dogpatch Advisors to launch ZoomInfo Labs, a new go-to-market thought leadership team, driving go-to-market data analysis, product enhancements and strategy for our enterprise customers. Dogpatch is a go-to-market consultancy with expertise in scaling revenue teams and building modern sales and marketing systems. The purchase accounting for 2022 Acquired Companies transactions is not yet finalized.
The Company has included the financial results of the 2022 Acquired Companies in the consolidated financial statements from each date of acquisition. During the three months ended June 30, 2022, the 2022 Acquired Companies contributed $3.4 million to revenue. Due to the integration of the 2022 Acquired Companies into the operations of ZoomInfo, the Company cannot practicably determine the contribution of the 2022 Acquired Companies to consolidated net earnings. Transaction costs associated with each acquisition were not material.

Note 4 - Business Combinations (continued)
The acquisition date fair value of the total consideration transferred was comprised of the following (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash	$150.5	$—	$150.5
Conversion of Note Receivable	10.0	—	10.0
Total purchase consideration	$160.5	$—	$160.5
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the dates of the acquisition for the 2022 Acquired Companies (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$14.8	$—	$14.8
Accounts receivable	2.3	—	2.3
Prepaid expenses and other assets	0.3	—	0.3
Intangible assets	34.8	—	34.8
Accounts payable and other liabilities	(0.9)	—	(0.9)
Unearned revenue	(6.8)	—	(6.8)
Deferred tax liabilities	(6.5)	—	(6.5)
Total identifiable net assets acquired	38.0	—	38.0
Goodwill	122.5	—	122.5
Total consideration	160.5	—	160.5
Cash Acquired	(14.8)	—	(14.8)
Cash paid for acquisitions, net of cash acquired	$145.7	$—	$145.7

Cash paid (refunds received) for 2021 acquisitions in 2022 (see "2021 Acquisitions")			$(2.1)
Total cash paid for acquisitions in 2022			$143.6
The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The fair values of assets acquired and liabilities assumed in the Comparably acquisition may be subject to change as additional information is received regarding working capital balances at the acquisition date, and the values of the identifiable intangible assets.

Note 4 - Business Combinations (continued)
The following table sets forth the components of identifiable intangible assets acquired and the estimated useful lives as of the dates of acquisition (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date	Weighted Average Useful Life
Existing Technology	$27.6	$—	$27.6	5.8 years
Customer Relationships	3.4	—	3.4	9.0 years
Trade name / Trademarks	3.8		3.8	8.0 years
	$34.8	$—	$34.8
Developed technology represents the fair value of the technology portfolios acquired. The goodwill is primarily attributed to the expanded market opportunities when integrating technology with the Company’s technology and the assembled workforce. All goodwill acquired in the six months ended June 30, 2022 is expected to be deductible for U.S. income tax purposes.
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

	Year Ended December 31,
(in millions)	2021	2020
Revenue	$764.0	$490.6
Net income (loss)	$84.9	$(78.8)

Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of June 30, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$265.2	$—	$—	$265.2
Cash equivalents
Corporate debt securities	76.1	—	—	76.1
Money market mutual funds	11.4	—	—	11.4
Total cash equivalents	87.5	—	—	87.5
Total cash and cash equivalents	352.7	—	—	352.7
Short-term investments:
Corporate debt securities	7.4	—	—	7.4
Securities guaranteed by U.S. government	2.5	—	—	2.5
Other governmental securities	3.0	—	—	3.0
Total short-term investments	12.9	—	—	12.9
Total cash, cash equivalents, and short-term investments	$365.6	$—	$—	$365.6
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$276.5	$—	$—	$276.5
Cash equivalents
Corporate debt securities	15.7	—	—	15.7
Money market mutual funds	16.1	—	—	16.1
Total cash equivalents	31.8	—	—	31.8
Total cash and cash equivalents	308.3	—	—	308.3
Short-term investments:
Corporate debt securities	18.4	—	—	18.4
Total short-term investments	18.4	—	—	18.4
Total cash, cash equivalents, and short-term investments	$326.7	$—	$—	$326.7
Refer to Note 10 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at June 30, 2022 and December 31, 2021.

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$12.9	$12.9	$18.4	$18.4
Total	$12.9	$12.9	$18.4	$18.4
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following (in millions):

	June 30,	December 31,
	2022	2021
Computer equipment	$14.5	$12.5
Furniture and fixtures	3.7	3.6
Leasehold improvements	9.2	8.6
Internal use developed software	53.9	40.8
Construction in progress	2.7	5.9
	84.0	71.4
Less: accumulated depreciation	(36.2)	(29.7)
Property and equipment, net	$47.8	$41.7
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
Depreciation expense was $4.6 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $8.1 million and $7.5 million for the six months ended June 30, 2022 and 2021, respectively.

Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of June 30, 2022:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(82.0)	$205.6	14.4
Acquired technology	330.8	(144.6)	186.2	6.3
Brand portfolio	11.5	(4.9)	6.6	7.5
Net intangible assets subject to amortization	$629.9	$(231.5)	$398.4

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,695.8	$—	$1,695.8
Amortization expense was $17.9 million and $11.6 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $34.4 million and $23.1 million for the six months ended June 30, 2022 and 2021, respectively.
The following summarized changes to the Company’s goodwill (in millions):

Balance at December 31, 2021	$1,575.1
Adjustments from 2021 acquisitions	(1.8)
Goodwill from 2022 acquisitions	122.5
Balance at June 30, 2022	$1,695.8
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the six months ended June 30, 2022 or June 30, 2021.
Note 8 - Financing Arrangements
As of June 30, 2022 and December 31, 2021, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	June 30, 2022	December 31, 2021
First Lien Term Loan	February 1, 2019	February 1, 2026	LIBOR + 3.00%	$594.8	$594.1
First Lien Revolver	February 1, 2019	November 2, 2025	LIBOR + 2.00%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	639.5	638.8
Total Carrying Value of Debt				$1,234.3	$1,232.9
Less current portion				—	—
Total Long Term Debt				$1,234.3	$1,232.9

Note 8 - Financing Arrangements (continued)
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
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans. The effective interest rate on the first lien debt was 4.36% and 3.41% as of June 30, 2022 and December 31, 2021, respectively.
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
In July 2021, the Company drew down $225.0 million under the revolving credit facility and then paid off the outstanding $225.0 million balance of the revolving credit facility with proceeds from the Credit Agreement Amendment and proceeds from the Senior Notes. The effective interest rate was 4.4% as of the repayment date. Immaterial debt issuance costs were incurred in connection with these entries into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets were immaterial as of June 30, 2022 and December 31, 2021.
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

Note 8 - Financing Arrangements (continued)
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
In the second quarter of 2022, two interest rate swap contracts in the notional amount of $350 million matured. Interest rate swaps in the notional amount of $500 million became effective in April 2022. As of June 30, 2022, $400.0 million of the notional amount of the interest rate cap contract is not designated as an accounting hedge. Gains and losses resulting from valuation adjustments on dedesignated portions of our derivative contract subsequent to dedesignation of hedge accounting are recorded within Interest expense, net on our Consolidated Statements of Operations. As it is not probable the forecasted transaction will not occur, the amounts in Accumulated other comprehensive income (loss) as of the date of dedesignation will be released based on our original forecast.
As of June 30, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	$500.0	0.370%	January 30, 2026

Note 9 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation on our Condensed Consolidated Balance Sheets for derivatives as of June 30, 2022 and December 31, 2021 (in millions):

	Fair Value of Derivative Liabilities
Instrument	June 30, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$—	$—	$—	$0.1
Interest rate cap contract(2)	0.3	—	—	—
Interest rate cap contract(3)	0.4	—	—	—
Interest rate swap contracts(1)	—	—	—	2.4
Interest rate swap contracts(2)	13.2	—	—	—
Interest rate swap contracts(3)	29.2	—	—	—
Forward-starting interest rate swap contracts(2)	—	—	0.7	—
Forward-starting interest rate swap contracts(3)	—	—	15.2	—
Total designated derivative fair value	43.1	—	15.9	2.5

Derivatives not designated as hedging instruments
Interest rate cap contract(1)	—	—	—	0.3
Interest rate cap contract(2)	1.1	—	—	—
Interest rate cap contract(3)	1.4	—	0.1	—
Total undesignated derivative fair value	2.5	—	0.1	0.3
Total derivative fair value	$45.6	$—	$16.0	$2.8
________________
(1) Included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
(2) Included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(3) Included in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets.
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) (“AOCI”) on our Condensed Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows on our Consolidated Statements of Cash Flows in the period settled in cash. Income tax effects from changes in fair value of derivative instruments are recorded on our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $13.2 million into interest income from AOCI.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.

Note 10 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by U.S. government, and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes as of June 30, 2022 was $579.0 million and $542.8 million, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates, implied volatility for options, caps and floors, basis swap adjustments, overnight indexed swap (“OIS”) short term rates and OIS swap rates, when applicable, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements. Key inputs, including the cash rates for very short term futures rates and swap rates beyond the derivative maturity are interpolated to provide spot rates at resets specified by each derivative (reset rates are then further adjusted by the basis swap, if necessary). Derivatives are discounted to present value at the measurement date at LIBOR rates unless they are fully collateralized. Fully collateralized derivatives are discounted to present value at the measurement date at OIS rates (short term OIS rates and long term OIS swap rates).
Inputs are collected from SuperDerivatives, an independent third-party derivative pricing data provider, as of the close on the last day of the period. The valuation of the interest rate swaps also take into consideration estimates of our own, as well as our counterparty’s, risk of non-performance under the contract.
We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions, and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. Because these valuations contain unobservable inputs, we classify the measurement of fair value of long-lived assets as Level 3.

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at June 30, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$76.1	$—
Money market mutual funds	$11.4	$—	$—
Short-term investments:
Corporate debt securities	$—	$7.4	$—
Securities guaranteed by U.S. government	$—	$2.5	$—
Other governmental securities	$—	$3.0	$—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$1.4	$—
Interest rate swap contracts	$—	$13.2	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$1.8	$—
Interest rate swap contracts	$—	$29.2	$—

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$15.7	$—
Money market mutual funds	$16.1	$—	$—
Short-term investments:
Corporate debt securities	$—	$18.4	$—
Prepaid expenses and other current assets:
Forward-starting interest rate swap contracts	$—	$0.7	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$0.1	$—
Forward-starting interest rate swap contracts	$—	$15.2	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.4)	$—
Interest rate swap contracts	$—	$(2.4)	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$14.2
There have been no transfers between fair value measurements levels during the six months ended June 30, 2022.

Note 10 - Fair Value (continued)
Refer to Note 5 - Cash, Cash Equivalents, and Short-term Investments for further information regarding the fair value of our financial instruments. Refer to Note 9 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments. Refer to Note 15 - Leases, “recent leasing activity” of our 2021 Form 10-K for further information regarding the impairment of our Waltham operating lease.
Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
As of June 30, 2022, we had additional outstanding non-cancelable purchase obligations with a term of 12 months or longer of $41.7 million over the corresponding amount disclosed in the audited financial statements in our 10-K for the year ended December 31, 2021, mainly related to third-party cloud hosting and software as a service arrangements. For information regarding financing-related obligations, refer to Note 8 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 14 - Leases.
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $3.1 million and $3.1 million at June 30, 2022 and December 31, 2021, respectively. This liability is included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
Contingent earnout payments
In connection with the acquisition of Dogpatch, the Company could be required to issue equity awards up to $3.7 million. Refer to Note 4 - Business Combinations for additional information.
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

Note 11 - Commitments and Contingencies (continued)

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
As of June 30, 2022, ZoomInfo Technologies Inc. held units resulting in an ownership interest of 100% in the consolidated subsidiaries.
The holders of OpCo Units may be subject to U.S. federal, state and local income taxes on their proportionate share of any taxable income of ZoomInfo OpCo. Net profits and net losses of ZoomInfo OpCo will generally be allocated to its holders pro rata in accordance with the percentages of their respective limited liability company interests. The amended and restated limited liability company agreement of ZoomInfo OpCo provides for cash distributions (“tax distributions”) to the holders of OpCo Units and Class P Units. During the six months ended June 30, 2021, the Company paid $15.3 million in tax distributions to the noncontrolling interest.
Note 13 - Earnings Per Share
For the periods in which we had multiple classes of stock participating in earnings, we use the two-class method in calculating earnings per share. Basic earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc. by the weighted-average number of shares of Class A and Class C common stock outstanding during the period. Diluted earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class C common stock outstanding, adjusted to give effect to potentially dilutive elements. As of the fourth quarter of 2021, as a result of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination discussed in Note 1 - Organization and Background, the only remaining class of common stock issued and outstanding was the Class A common stock, and as such, the two-class method is not presented for subsequent periods. As previously discussed, in May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certificate of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock to “Common Stock.”

Note 13 - Earnings Per Share (continued)
The following table sets forth reconciliations of the numerators and denominators used (in millions) to compute basic and diluted earnings (loss) per share of Class A and Class C (as applicable) common stock for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$15.9	$24.5	$22.1	$(9.4)
Add: Net (income) loss attributable to noncontrolling interests	—	(15.2)	—	21.9
Net income (loss) attributable to ZoomInfo Technologies Inc.	$15.9	$9.3	$22.1	$12.5
The following tables set forth the computation of basic and diluted net income per share of Class A and Class C (as applicable) common stock (in millions, except share and per share amounts):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Common Stock	Common Stock

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$15.9	$22.1
Denominator:
Weighted average number of shares of Common Stock outstanding	401,099,187	400,658,558
Basic net income (loss) per share attributable to common stockholders	$0.04	$0.06

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$15.9	$22.1
Denominator:
Number of shares used in basic computation	401,099,187	400,658,558
Add: weighted-average effect of dilutive securities exchangeable for Common Stock:
Restricted Stock Awards	1,910,328	2,293,963
Exercise of Common Stock Options	202,456	222,710
ESPP	9,772	4,886
Weighted average shares of Common Stock outstanding used to calculate diluted net income (loss) per share	403,221,743	403,180,117
Diluted net income (loss) per share attributable to common stockholders	$0.04	$0.05

Note 13 - Earnings Per Share (continued)

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Class A	Class C	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$5.4	$3.9	$6.9	$5.6
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	109,934,905	80,670,520	102,253,715	82,450,901
Basic net income (loss) per share attributable to common stockholders	$0.05	$0.05	$0.07	$0.07

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$5.4	$3.9	$6.9	$5.6
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	—	—	7.9	6.4
Reallocation of earnings as a result of conversion of potentially dilutive instruments	—	—	6.4	(6.4)
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	3.9	—	5.6	—
Allocation of undistributed earnings	$9.3	$3.9	$26.8	$5.6
Denominator:
Number of shares used in basic computation	109,934,905	80,670,520	102,253,715	82,450,901
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
OpCo Units	—	—	194,479,806	—
Class P Units	—	—	10,838,840	—
HSKB I Class 1 Units	—	—	7,579,542	—
HoldCo Units	1,401,741	—	1,427,229	—
Restricted Stock Units	229,905	—	258,705	—
LTIP Units	21,878	—	10,939	—
Exercise of Class A Common Stock Options	272,125	—	286,972	—
Conversion of Class C to Class A common shares outstanding	80,670,520	—	82,450,901	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	192,531,074	80,670,520	399,586,649	82,450,901
Diluted net income (loss) per share attributable to common stockholders	$0.05	$0.05	$0.07	$0.07
Shares of the Company’s Class B common stock did not participate in the earnings or losses of ZoomInfo Technologies Inc. and were therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented. Shares of the Company's Class A common stock were renamed "Common Stock" effective May 23, 2022.

Note 13 - Earnings Per Share (continued)
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OpCo Units	—	189,991,429	—	—
Class P Units	—	10,479,037	—	—
HSKB I Class 1 Units	—	6,661,067	—	—
HSKB II Class 1 Units	—	334,017	—	391,480
HSKB II Phantom Units	—	1,296,597	—	1,327,044
Restricted Stock Units	7,027,221	—	6,499,575	—
Total anti-dilutive securities	7,027,221	208,762,147	6,499,575	1,718,524
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
The Company subleases two offices. The subleases have remaining lease terms of less than four years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (loss) from operations on our Consolidated Statements of Operations, was immaterial for the three and six months ended June 30, 2022 and 2021.
The following are additional details related to operating leases recorded on our Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
(in millions)
Assets
Operating lease right-of-use assets, net	$60.1	$59.8

Liabilities
Current portion of operating lease liabilities	$8.2	$8.1
Operating lease liabilities, net of current portion	$61.4	$61.5
Rent expense was $3.4 million and $2.8 million for the three months ended June 30, 2022 and 2021, respectively. Rent expense was $6.8 million and $5.2 million for the six months ended June 30, 2022 and 2021, respectively.

Note 14 - Leases (continued)
Other information related to leases was as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Cash Flow Information	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3.1	$2.8	$6.3	$5.0

Lease liabilities arising from obtaining right-of-use assets
From acquisitions	$—	$—	$—	$—
From new and existing lease agreements and modifications	$3.4	$35.9	$3.7	$37.5

	As of
	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	10.9	9.6
Weighted average discount rate	4.6%	4.4%
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of June 30, 2022 (in millions):

Year Ending December 31,	Operating Leases
2022 (excluding six months ended June 30, 2022)	$1.4
2023	11.5
2024	17.0
2025	10.5
2026	4.9
Thereafter	47.1
Total future minimum lease payments	92.4
less effects of discounting	22.8
Total lease liabilities	$69.6

Reported as of June 30, 2022
Current portion of operating lease liabilities	$8.2
Operating lease liabilities, net of current portion	61.4
Total lease liabilities	$69.6
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
Expense associated with short term leases and variable lease costs were immaterial for the three and six months ended June 30, 2022. The expense related to short-term leases reasonably reflected our short-term lease commitments.

Note 14 - Leases (continued)
Recent Leasing Activity
During the six months ended June 30, 2022, the Company executed a seven year lease for office space in Ra’anana, Israel, with the rent payments for the first phase expected to commence at the earliest in July 2023, and the rent payments for the additional phases expected to commence between August 2023 and January 2024. Upon execution of the lease, the Company paid rent in advance of $1.7 million. The lease contains two options extend for an additional three and five years, respectively, for which the company is not reasonably certain of exercising as of June 30, 2022. The lease is subject to fixed rate rent with the addition of VAT and certain future increases of the Israel Consumer Price Index. The lease provides for $15.4 million in tenant improvements. The Company determined that it is the accounting owner of all tenant improvements. As the commencement of this lease is expected to occur in the future, the Company has not recorded operating lease right-of-use assets or lease liabilities as of June 30, 2022.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $339.7 million, which are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
Note 15 - Equity-based Compensation
2020 Omnibus Incentive Plan - On May 27, 2020, the Board of Directors of the Company (the “Board”) adopted the ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for potential grants of the following awards with respect to shares of the Common Stock and OpCo Units: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options; (iii) stock appreciation rights; (iv) Restricted Stock; (v) Restricted Stock Units; (vi) OpCo Units, and (vii) other equity-based and cash-based incentive awards as determined by the compensation committee of the Board or any properly delegated subcommittee.
The maximum aggregate number of shares of Common Stock that may be issued pursuant to awards under the Omnibus Plan shall not exceed 18,650,000 shares (including OpCo Units or other securities which have been issued under the plan and were converted into awards based on shares of common stock) (the “Plan Share Reserve”). The Omnibus Plan also contains a provision that will add an additional number of shares of Common Stock to the Plan Share Reserve on the first day of each year starting with January 1, 2021, equal to the lesser of (i) the positive difference between (x) 5% of the number of shares of Common Stock outstanding on the last day of the immediately preceding year, and (y) the Plan Share Reserve on the last day of the immediately preceding year, and (ii) a lower number of shares of Common Stock as may be determined by the Board.
The Company currently has equity-based compensation awards outstanding as follows: Restricted Stock Units, Common Stock Options, and Restricted Stock. In addition, the Company recognizes equity-based compensation expense from awards granted to employees as further described below under HSKB Incentive Units.
Except where indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. For grants issued prior to June 2020, the service vesting condition is generally over four years with 50% vesting on the two years anniversary of the grant date of the award and the remainder vesting monthly thereafter. For awards made after May 2020 to existing employees, the service vesting condition is generally four years with 25% vesting on the one year anniversary of the grant date of the award and 6.25% vesting quarterly thereafter. Certain additional grants have other vesting periods approved by the Compensation Committee of the Company’s Board of Directors (the “Board”).

Note 15 - Equity-based Compensation (continued)
Restricted Stock Units
Restricted Stock Unit (“RSU”) activity was as follows during the periods indicated:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	4,853,795	$56.74	985,398
Granted	3,364,624	$49.89	758,949
Vested	(421,582)	$45.80	(144,168)
Forfeited	(769,616)	$57.87	(107,611)
Unvested at end of period	7,027,221	$53.99	1,492,568
Restricted Stock
During the year ended December 31, 2021, the Company issued shares of Restricted Stock in exchange for all unvested HoldCo Units, Class P Units, and LTIP Units owned directly by employees of the Company (refer to Note 1 - Organization and Background). The exchanged shares of Restricted Stock remain subject to the same service vesting requirements of the original units. Upon fulfillment of the original employment service conditions, the restrictions will be lifted and the Restricted Stock will convert to unrestricted Common Stock.
Restricted Stock activity was as follows during the periods indicated:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock
Unvested at beginning of period	3,525,373	$9.21	—
Vested	(1,561,966)	$4.65	—
Forfeited	(154,999)	$6.36	—
Unvested at end of period	1,808,408	$13.39	—
Common Stock Options
Options activity was as follows during the period indicated:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	417,085	$21.00	552,440
Exercised	(28,504)	$21.00	(35,814)
Expired	(3,400)	$21.00	—
Forfeited	(18,258)	$21.00	(18,283)
Outstanding at end of period	366,923	$21.00	498,343

Note 15 - Equity-based Compensation (continued)
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of June 30, 2022.

June 30, 2022
Aggregate intrinsic value (in millions)
Unit Options outstanding	$4.5
Unit Options exercisable	$3.1
Weighted average remaining contractual term (in years)
Unit Options outstanding	7.9 years
Unit Options exercisable	7.8 years
All Options outstanding were issued at the time of the IPO in 2020. No additional options have been issued to date. The fair value of Common Stock Options granted at the time of the IPO was determined using the Black-Scholes option pricing model. We estimated the future stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected term. The estimated life for the units was based on the expected hold period of private equity owners. The risk-free rate is based on the rate for a U.S. government security with the same estimated life at the time of grant.
HoldCo Units
During the year ended December 31, 2021, ZoomInfo HoldCo waived the restriction on exchanges of unvested HoldCo Units on condition that such holders accept shares of our common stock subject to the same vesting terms as the corresponding exchanged HoldCo Units. Subsequently, all unvested HoldCo Units, along with the same number of corresponding share of our Class B common stock held directly by employees of the Company were voluntarily exchanged for shares of Restricted Stock.
HoldCo Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	HoldCo Units	Weighted Average Grant Date Fair Value	HoldCo Units
Unvested at beginning of period	—	$—	1,214,105
Vested	—	$—	(278,166)
Forfeited	—	$—	(40,276)
Unvested at end of period	—	$—	895,663
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

Note 15 - Equity-based Compensation (continued)
Class P Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class P Units	Weighted Average Participation Threshold	Class P Units
Unvested at beginning of period	—	$—	8,796,642
Vested	—	$—	(3,579,797)
Forfeited	—	$—	(58,453)
Unvested at end of period	—	$—	5,158,392
LTIP Units
During the year ended December 31, 2021, the Company exercised the exchange rights on unvested LTIP Units due to the elimination of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (refer to Note 1 - Organization and Background).
LTIP Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	LTIP Units	Weighted Average Participation Threshold	LTIP Units
Unvested at beginning of period	—	$—	47,620
Granted	—	$—	247,045
Unvested at end of period	—	$—	294,665
OpCo Units
There are no OpCo Units that are unvested and all vested OpCo Units have been converted into shares of our Common Stock due to the elimination of the UP-C Corporate Structure and Multi-Class Voting Structure Elimination (refer to Note 1 - Organization and Background). There was no OpCo Unit activity during the three months ended June 30, 2022 and 2021.
Employee Stock Purchase Plan
On June 3, 2020, the Board adopted the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan (the "ESPP") that allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions of up to 15% of their eligible compensation and the IRS allowable limit per calendar year. The Board’s Compensation Committee administers the ESPP, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 1,500 shares per offering period and there are two six-month offering periods that begin in the second and fourth quarter of each fiscal year. The purchase price for one share of Common Stock under the ESPP is currently equal to 90% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower.

Note 15 - Equity-based Compensation (continued)
The maximum aggregate number of shares of the Common Stock that may be issued under the ESPP is no more than 7,500,000 shares (the "ESPP Plan Share Reserve"). The ESPP plan also contains a provision that will add an additional number of shares of Common Stock the ESPP Plan Reserve on the first day of each year starting with January 1, 2021, equal to the lesser of (i) the positive difference between (x) 1% of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year, and (y) the ESPP Plan Share Reserve on the last day of the immediately preceding fiscal year, and (ii) a lower number of shares of Common Stock as may be determined by the Board.
The fair value of the ESPP purchase was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

Three Months Ended June 30, 2022
Volatility	71.9%
Expected term	0.5
Risk-free rate	2.2%
Expected dividends	—%
Fair value per unit	$9.56
The expected term for the purchases was based on the six month offering period. We estimate the future stock price volatility based on the historical volatility of the Company with a lookback period commensurate with the expected term of the ESPP purchases. The risk-free rate is the implied yield available on U.S. Treasury zero-coupon bonds issued with a remaining term equal to the expected term.
The Company withheld $0.6 million worth of ESPP contributions for the three and six months ended June 30, 2022 on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets. No shares of Common Stock were purchased under the ESPP for the three and six months ended June 30, 2022. The Company recognized $0.1 million of equity-based compensation expenses related to the ESPP for the three and six months ended June 30, 2022.
HSKB Incentive Units
The founders of the Company contributed membership units of ZoomInfo OpCo into an upper tier entity, HSKB Funds, LLC, which is controlled by the current CEO of the Company (“HSKB Manager”). In connection with the Reorganization Transactions, HSKB was reorganized into HSKB I and HSKB II (together, “HSKB”), with HSKB I owning OpCo Units and HSKB II owning HoldCo Units.
During the year ended December 31, 2021, HSKB II exchanged their HoldCo Units and paired shares of Class B common stock of the Company for shares of Class A common stock of the Company pursuant to the terms of the limited liability company agreement of HoldCo. Subsequently, HSKB I exchanged their OpCo Units and paired shares of Class B common stock of the Company for shares of Class A common stock of the Company.
HSKB has issued LLC units to the employees of the Company (“HSKB Grant”) in the form of Class 1 units and Class 2 units. Such units may be exchangeable into one share of Common Stock upon vesting. HSKB awards are recorded as compensation expense of the Company in accordance with the measurement and recognition criteria of ASC 718 for awards made by economic interest holders to employees of the Company.
HSKB has also allocated $31.3 million to be paid in cash over three years from 2019 to 2021 if the holder of an HSKB Grant remains employed by the Company as of the payment date. This pool was further expanded in March 31, 2020, when HSKB allocated an additional $5.3 million to be paid out over three years, starting with March 31, 2020, to holders of HSKB Grants who received grants after the March 2018 Carlyle Investment, subject to the holder’s continued employment by the Company. During the six months ended June 30, 2022, HSKB paid $1.7 million from allocated funds and has $1.1 million remaining to be paid through 2023.

Note 15 - Equity-based Compensation (continued)
HSKB Phantom Units
In December 2019, HSKB I adopted the HSKB Funds, LLC 2019 Phantom Unit Plan wherein HSKB may grant Phantom Units (“HSKB Phantom Units”) to employees of the Company. HSKB Phantom Units are recorded as compensation expense of the Company in accordance with the measurement and recognition criteria of ASC 718 for awards made by economic interest holders to employees of the Company. HSKB Phantom Units represent the economic equivalent of one share of common stock in the Company. In connection with the Reorganization Transactions, all HSKB Phantom Units were moved from HSKB I to HSKB II. Within 30 days of the later of the date upon which a Phantom Unit vests, HSKB II must settle the HSKB Phantom Unit in exchange for either (1) cash or (2) Common Stock as determined by the HSKB Manager, in each case, equal to the fair market value of such Common Unit at the time of such exchange.
Unamortized Equity-based Compensation
As of June 30, 2022, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, period in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$311.3	2.5
Common Stock Options	0.3	1.1
Restricted Stock	15.5	1.4
HSKB Incentive Units	4.8	0.2
HSKB Phantom Units	14.4	2.9
Employee Stock Purchase Plan	1.3	0.5
Total unamortized equity-based compensation cost	$347.6	2.4

Note 16 - Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders (collectively, the “Tax Receivable Agreements”). These Tax Receivable Agreements provide for the payment by the “ZoomInfo Tax Group” to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. During the three months ended December 31, 2021, all remaining units subjects to the Exchange Tax Receivable Agreement had been converted into Class A common stock. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Intermediate Inc. to the Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. The Company expects to benefit from the remaining 15.0% of any of cash savings that it realizes.
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
As of June 30, 2022, the Company had a liability of $3,052.2 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units exchanged. Tax Receivable Agreements related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Condensed Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the six months ended June 30, 2022, we paid a total of $5.0 million pursuant to the Tax Receivable Agreements. During the six months ended June 30, 2022, we recognized a TRA measurement loss of $0.9 million due to legislation passed in Q1 2022 that impact our blended state tax rate within Other (income) expense, net on our Consolidated Statements of Operations.
Note 17 - Income Taxes
The Company recorded $10.5 million of income tax expense and $6.2 million of income tax expense for the three months ended June 30, 2022 and 2021, respectively, and $23.5 million of income tax expense and $55.9 million of income tax expense for the six months ended June 30, 2022 and 2021, respectively. The Company’s estimated effective tax rate for the six months ended June 30, 2022 was 51.6%. The Company’s estimated annual effective tax rate differs from the statutory rate of 21.0% primarily due to certain compensation expenses that will not have a corresponding deduction for tax.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of June 30, 2022, that if recognized, would affect the annual effective tax rate.

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
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations, and recruiting professionals.
RevOS – our modern, cloud-based operating system for revenue professionals – allows sales, marketing, operations, and recruiting teams to shorten sales cycles and increase win rates by delivering the right message to the right person at the right time, in the right way. We do this by delivering timely competitive intelligence and offering services that make reaching prospects fast and easy.
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by Founder and CEO Henry Schuck. He has led the company’s growth by developing innovative ways of gathering and improving our data and insights, and using intelligent automation to put those insights into action.
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

•Our Engagement Layer allows sales, marketing, operations, and recruiting professionals to put data-driven insights into action to identify and communicate with prospects and customers. In SalesOS, frontline teams, managers, and leaders use Engage for multi-touch and multi-channel sales engagement, as well as Chorus for call and web meeting recording, transcription, insight generation, and coaching. In MarketingOS, marketers drive awareness, lead generation, and deal acceleration campaigns through account-based marketing, advertising, and onsite conversion optimization solutions, along with ZoomInfo Chat for intelligent onsite experiences through live conversation and chatbots. In TalentOS, recruiters and talent acquisition professionals access a database that helps them find the needles in the haystack. Recruiters can filter and reach more good-fit candidates, use pipeline management tools to collaborate and organize the hiring process, and automate the candidate outreach process. In Operations OS, our sales operations customers use a suite of products, services, and solutions to ingest, match, enrich, and connect data feeds into multiple systems.
We generate substantially all of our revenue from sales of subscriptions to our platform. Subscriptions include the use of our platforms and access to customer support. Subscriptions generally range from one to three years in length. More than 35% of customer contracts (based on annualized value) are multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.
We sell our software to both new and existing customers. We price our subscriptions based on the functionality, users, and records under management that are included in each product edition. Our paid platforms are SalesOS, MarketingOS, OperationsOS, and TalentOS (with add-on options for some platforms), and we have a free Community Edition.
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
To address the safety and health of our employees during the pandemic, in the first quarter of 2020 we temporarily closed all of our offices and enabled our entire workforce to work remotely. Throughout 2021 and the first and second quarters of 2022, most of our workforce continued to work remotely. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected, and are not expected to materially affect, our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Human Capital” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K.

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
After the consummation of the Holding Company Reorganization, the only class of common stock of the New ZoomInfo remaining issued and outstanding was the Class A common stock and all shares of Class B common stock were cancelled and all shares of Class C common stock were converted to Class A common stock. In May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certification of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock as “Common Stock.”
Acquisitions
On April 1, 2022, the Company acquired all of the outstanding equity interests of Comparably and acquired substantially all the assets and certain specified liabilities of Dogpatch for a total purchase consideration of $150.5 million in cash and $10.0 million in a convertible note receivable. The Company has included the financial results of these businesses in the consolidated financial statements from the date of acquisition. The purchase accounting for both transactions is not finalized. Refer to Note 4 - Business Combinations for additional information.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform. The majority of revenue growth when comparing the three months ended June 30, 2022 to the three months ended June 30, 2021 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory network. We plan to continue to invest in our efficient go-to-market effort to acquire new customers.

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
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is an annual metric that we calculate based on customers that were contracted for services at the beginning of the year, or, for those that became customers through an acquisition, at the time of the acquisition. Net revenue retention is calculated as: (a) the annual contract value ("ACV") for those customers at the end of the year divided by (b) ZoomInfo ACV at the beginning of the year plus the ACV of acquired companies at the time of acquisition. Our net annual retention rate was 116% for the year ended December 31, 2021. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of June 30, 2022, we had 1,763 customers with over $100,000 in ACV.
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
Initial Public Offering
In June 2020, the Company completed its IPO which significantly impacted our cash, first and second lien indebtedness, and temporary and permanent equity balances. See “—Recent Developments.” The IPO, which enabled the associated first and second lien term loan repayments, significantly reduced our interest expense relative to historical results.

Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include Insent in June 2021, Chorus.ai in July 2021, RingLead in September 2021, and Comparably, Inc. and Dogpatch Advisors, LLC in April 2022. As discussed below under “—Results of Operations,” these acquisitions have been a driver of our revenue, cost of service, operating expense, and interest expense growth. Purchase accounting requires that all assets acquired and liabilities assumed be recorded at fair value on the acquisition date, including unearned revenue. Revenue from contracts that are impacted by the estimate of fair value of the unearned revenue upon acquisition will be recorded based on the fair value until such contract is terminated or renewed, which will differ from the receipts received by the acquired company allocated over the service period for the same reporting periods.
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
We view Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share as operating performance measures. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted Operating Income is U.S. GAAP operating income. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted Operating Income Margin is U.S. GAAP operating income divided by U.S. GAAP revenue. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA and Adjusted Net Income is U.S. GAAP Net Income, and the most directly comparable U.S. GAAP financial measure to Adjusted Net Income per diluted share is U.S. GAAP net earnings per diluted share.

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

The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net income (loss)	$15.9	$24.5	$22.1	$(9.4)
Add (less): Expense (benefit) from income taxes	10.5	6.2	23.5	55.9
Add: Interest expense, net	11.7	10.1	23.5	16.6
Add: Loss on debt modification and extinguishment	—	—	—	5.9
Add (less): Other expense (income), net(a)	1.4	0.1	2.8	(0.1)
Income (loss) from operations	$39.5	$40.9	$71.9	$68.9
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.6	0.4	1.7	1.1
Add: Amortization of acquired technology	12.3	6.8	23.5	13.5
Add: Amortization of other acquired intangibles	5.6	4.8	10.9	9.6
Add: Equity-based compensation	47.0	17.1	89.5	35.2
Add: Restructuring and transaction-related expenses(c)	1.1	2.2	3.6	6.6
Add: Integration costs and acquisition-related expenses(d)	0.8	3.5	1.4	6.9
Adjusted Operating Income	$106.9	$75.8	$202.5	$141.9
Less: Interest expense, net	(11.7)	(10.1)	(23.5)	(16.6)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	(1.4)	(0.1)	(1.9)	0.1
Add (less): Benefit (expense) from income taxes	(10.5)	(6.2)	(23.5)	(55.9)
Less: Tax impacts of adjustments to net income (loss)	0.8	(2.9)	4.3	37.7
Adjusted Net Income	$84.1	$56.4	$157.9	$107.1

Shares for Adjusted Net Income Per Share(e)	410	404	409	404
Adjusted Net Income Per Share	$0.21	$0.14	$0.39	$0.27
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2022, this expense related primarily to transition and retention payments related to 2021 and 2022 acquisitions. For the three and six months ended June 30, 2021, this expense related primarily to cost incurred related to 2021 acquisitions, as well as impairment and accelerated depreciation related to the Company’s Waltham office relocation.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three and six months ended June 30, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the three and six months ended June 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Cost of service	$0.1	$0.6	$0.2	$1.2
Sales and marketing	0.4	0.5	0.5	1.0
Research and development	0.2	1.9	0.5	3.7
General and administrative	0.2	0.5	0.2	1.0
Total integration costs and acquisition-related compensation	$0.8	$3.5	$1.4	$6.9
(e)Diluted earnings per share is computed by giving effect to all potential weighted average Common Stock, and any securities that are convertible into Common Stock, including options and restricted stock units. The dilutive effect of outstanding awards and convertible securities is reflected in diluted earnings per share by application of the treasury stock method, excluding deemed repurchases assuming proceeds from unrecognized compensation as required by GAAP. Shares and grants issued in conjunction with the IPO were assumed to be issued at the beginning of the period.
We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Income (loss) from operations	$39.5	$40.9	$71.9	$68.9
Adjusted Operating Income	$106.9	$75.8	$202.5	$141.9

Revenue	$267.1	$174.0	$508.8	$327.3
Impact of fair value adjustments to acquired unearned revenue	0.6	0.4	1.7	1.1
Revenue for adjusted operating margin calculation	$267.7	$174.4	$510.5	$328.4
Operating Income Margin	15%	24%	14%	21%
Adjusted Operating Income Margin	40%	43%	40%	43%
Adjusted Operating Income for the three months ended June 30, 2022 was $106.9 million and represented an Adjusted Operating Income Margin of 40%. Adjusted Operating Income for the three months ended June 30, 2021 was $75.8 million and represented an Adjusted Operating Income Margin of 43%. The increase of $31.1 million, or 41%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 40% in the three months ended June 30, 2022 from 43% in the three months ended June 30, 2021 due to incremental investment in research & development relative to sales related to new services and acquisitions and incremental investment in sales & marketing capacity that has helped accelerate revenue growth, as well as general and administration costs to support incremental public company related requirements.
Adjusted Operating Income for the six months ended June 30, 2022 was $202.5 million and represented an Adjusted Operating Income Margin of 40%. Adjusted Operating Income for the six months ended June 30, 2021 was $141.9 million and represented an Adjusted Operating Income Margin of 43%. The increase of $60.6 million, or 43%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 40% in the six months ended June 30, 2022 from 43% in the six months ended June 30, 2021 due to incremental investment in research & development relative to sales related to new services and acquisitions and incremental investment in sales & marketing capacity that has helped accelerate revenue growth, as well as general and administration costs to support incremental public company related requirements.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Net income (loss)	$15.9	$24.5	$22.1	$(9.4)
Add (less): Expense (benefit) from income taxes	10.5	6.2	23.5	55.9
Add: Interest expense, net	11.7	10.1	23.5	16.6
Add: Loss on debt modification and extinguishment	—	—	—	5.9
Add: Depreciation	4.6	3.5	8.1	7.5
Add: Amortization of acquired technology	12.3	6.8	23.5	13.5
Add: Amortization of other acquired intangibles	5.6	4.8	10.9	9.6
EBITDA	$60.6	$55.9	$111.6	$99.6
Add (less): Other expense (income), net(a)	1.4	0.1	2.8	(0.1)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.6	0.4	1.7	1.1
Add: Equity-based compensation expense	47.0	17.1	89.5	35.2
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	1.1	1.4	3.6	4.6
Add: Integration costs and acquisition-related expenses(d)	0.8	3.5	1.4	6.9
Adjusted EBITDA	$111.5	$78.5	$210.6	$147.3
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three and six months ended June 30, 2022, this expense related primarily to transition and retention payments related to 2021 and 2022 acquisitions. For the three and six months ended June 30, 2021, this expense related primarily to cost incurred related to 2021 acquisitions, as well as impairment and accelerated depreciation related to the Company’s Waltham office relocation.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three and six months June 30, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the three and six months ended June 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Cost of service	$0.1	$0.6	$0.2	$1.2
Sales and marketing	0.4	0.5	0.5	1.0
Research and development	0.2	1.9	0.5	3.7
General and administrative	0.2	0.5	0.2	1.0
Total integration costs and acquisition-related compensation	$0.8	$3.5	$1.4	$6.9
Adjusted EBITDA for the three months ended June 30, 2022 was $111.5 million, an increase of $33.0 million, or 42%, relative to the three months ended June 30, 2021. This increase was driven primarily from the growth in revenue and additional customers in 2022 and 2021.
Adjusted EBITDA for the six months ended June 30, 2022 was $210.6 million, an increase of $63.3 million, or 43%, relative to the six months ended June 30, 2021. This increase was driven primarily from the growth in revenue and additional customers in 2022 and 2021.
Components of Our Results of Operations
Revenue
We derive 99% of our revenue from subscription services and the remainder from recurring usage-based services and other revenue. Our subscription services consist of our SaaS applications. Pricing of our subscription contracts are generally based on the functionality provided, the number of users that access our applications, and the amount of data that the customer integrates into their systems. Our subscription contracts typically have a term ranging from one to three years and are non-cancelable. We typically bill for services in advance either annually, semi-annually, or quarterly, and we typically require payment at the beginning of each annual, semi-annual, or quarterly period.
Subscription revenue is generally recognized ratably over the contract term starting with when our service is made available to the customer. Recurring usage-based revenue is recognized in the period services are utilized by our customers. Other revenue, comprised largely of implementation and professional services fees, is recognized as services are delivered. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these services. We record a contract asset when revenue recognized on a contract exceeds the billings to date for that contract.
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

Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Revenue	$267.1	$174.0	$508.8	$327.3

Cost of service:
Cost of service(1)	34.7	23.5	67.5	44.9
Amortization of acquired technology	12.3	6.8	23.5	13.5
Gross profit	220.1	143.7	417.8	268.9

Operating expenses:
Sales and marketing(1)	95.2	49.9	179.3	98.7
Research and development(1)	49.5	24.0	95.1	44.4
General and administrative(1)	29.2	21.9	57.0	40.7
Amortization of other acquired intangibles	5.6	4.8	10.9	9.6
Restructuring and transaction-related expenses	1.1	2.2	3.6	6.6
Total operating expenses	180.6	102.8	345.9	200.0
Income (loss) from operations	39.5	40.9	71.9	68.9

Interest expense, net	11.7	10.1	23.5	16.6
Loss on debt modification and extinguishment	—	—	—	5.9
Other (income) expense, net	1.4	0.1	2.8	(0.1)
Income (loss) before income taxes	26.4	30.7	45.6	46.5
Income tax expense (benefit)	10.5	6.2	23.5	55.9
Net income (loss)	$15.9	$24.5	$22.1	$(9.4)
Less: Net income (loss) attributable to noncontrolling interests	—	15.2	—	(21.9)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$15.9	$9.3	$22.1	$12.5
__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Cost of service	$5.0	$3.2	$9.6	$6.7
Sales and marketing	20.4	7.2	36.5	15.6
Research and development	15.3	3.2	30.9	5.8
General and administrative	6.3	3.5	12.5	7.1
Total equity-based compensation expense	$47.0	$17.1	$89.5	$35.2

Three Months Ended June 30, 2022 and Three Months Ended June 30, 2021
Revenue. Revenue was $267.1 million for the three months ended June 30, 2022, an increase of $93.1 million, or 54%, as compared to $174.0 million for the three months ended June 30, 2021. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Products acquired within the last 12 months contributed $19.9 million for the three months ended June 30, 2022.
Cost of Service. Cost of service was $47.0 million for the three months ended June 30, 2022, an increase of $16.7 million, or 55%, as compared to $30.3 million for the three months ended June 30, 2021. The increase was primarily due to additional headcount and related salaries and benefit expenses, increased hosting expense to support new and growing customers, increased amortization of acquired technology related to 2021 and 2022 acquisitions, and increased equity-based compensation expense.
Operating Expenses. Operating expenses were $180.6 million for the three months ended June 30, 2022, an increase of $77.8 million, or 76%, as compared to $102.8 million for the three months ended June 30, 2021. Excluding equity-based compensation expenses, operating expenses were $138.6 million for the three months ended June 30, 2022, an increase of $49.7 million, or 56%, as compared to $88.9 million for the three months ended June 30, 2021. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $32.1 million, or 75%, to $74.8 million for the three months ended June 30, 2022, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales and support acquired products, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers, and advertising expenses;
•an increase in research and development expense (excluding equity-based compensation) of $13.4 million, or 64%, to $34.2 million for the three months ended June 30, 2022, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services and acquired products;
•an increase in general and administrative expense (excluding equity-based compensation) of $4.5 million, or 24%, to $22.9 million for the three months ended June 30, 2022, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization;
•an increase in amortization of acquired intangibles expense of $0.8 million, or 17%, to $5.6 million for the three months ended June 30, 2022, due to amortization expense related to intangible assets from 2021 and 2022 acquisitions; and
•restructuring and transaction-related expense of $1.1 million for the three months ended June 30, 2022, primarily due to transition and retention payments and other costs incurred related to 2021 and 2022 acquisitions. This represented a decrease of $1.1 million, or 50%, as compared to expense of $2.2 million for the three months ended June 30, 2021, which largely represented impairment and accelerated depreciation related to the Company’s Waltham office relocation.
Interest Expense, Net. Interest expense, net was $11.7 million for the three months ended June 30, 2022, an increase of $1.6 million, or 16%, as compared to $10.1 million for the three months ended June 30, 2021. The increase was primarily due to increases in the amount of total debt, attributable to the July 2021 issuances of Senior Notes and additional First Lien principal.
Income Tax Expense (Benefit). Expense from income taxes for the three months ended June 30, 2022 was $10.5 million, representing an effective tax rate of 39.8%, as compared to expense from income taxes of $6.2 million for the three months ended June 30, 2021, representing an effective tax rate of 20.2%. The increase in the effective tax rate was primarily due to the elimination of the non-controlling interest as a result of the UP-C Corporate Structure Elimination.

Six Months Ended June 30, 2022 and Six Months Ended June 30, 2021
Revenue. Revenue was $508.8 million for the six months ended June 30, 2022, an increase of $181.5 million, or 55%, as compared to $327.3 million for the six months ended June 30, 2021. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Products acquired within the last 12 months contributed $32.9 million for the six months ended June 30, 2022.
Cost of Service. Cost of service was $91.0 million for the six months ended June 30, 2022, an increase of $32.6 million, or 56%, as compared to $58.4 million for the six months ended June 30, 2021. The increase was primarily due to additional headcount and related salaries and benefit expenses, increased hosting expense to support new and growing customers, increased amortization of acquired technology related to 2021 and 2022 acquisitions, and increased equity-based compensation expense.
Operating Expenses. Operating expenses were $345.9 million for the six months ended June 30, 2022, an increase of $145.9 million, or 73%, as compared to $200.0 million for the six months ended June 30, 2021. Excluding equity-based compensation expenses, operating expenses were $266.0 million for the six months ended June 30, 2022, an increase of $94.5 million, or 55%, as compared to $171.5 million for the six months ended June 30, 2021. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $59.7 million, or 72%, to $142.8 million for the six months ended June 30, 2022, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales and support acquired products, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers, and advertising expenses;
•an increase in research and development expense (excluding equity-based compensation) of $25.6 million, or 66%, to $64.2 million for the six months ended June 30, 2022, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services and acquired products;
•an increase in general and administrative expense (excluding equity-based compensation) of $10.9 million, or 32%, to $44.5 million for the six months ended June 30, 2022, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization;
•an increase in amortization of acquired intangibles expense of $1.3 million, or 14%, to $10.9 million for the six months ended June 30, 2022, due to amortization expense related to intangible assets from 2021 and 2022 acquisitions; and
•restructuring and transaction-related expense of $3.6 million for the six months ended June 30, 2022, primarily due to transition and retention payments and other costs incurred related to 2021 and 2022 acquisitions. This represented a decrease of $3.0 million, or 45%, as compared to expense of $6.6 million for the six months ended June 30, 2021, which largely represented impairment and accelerated depreciation related to the Company’s Waltham office relocation.
Interest Expense, Net. Interest expense, net was $23.5 million for the six months ended June 30, 2022, an increase of $6.9 million, or 42%, as compared to $16.6 million for the six months ended June 30, 2021. The increase was primarily due to increases in the amount of total debt, attributable to the July 2021 issuances of Senior Notes and additional First Lien principal.
Income Tax Expense (Benefit). Expense from income taxes for the six months ended June 30, 2022 was $23.5 million, representing an effective tax rate of 51.6%, as compared to expense from income taxes of $55.9 million for the six months ended June 30, 2021, representing an effective tax rate of 120.2%. The decrease in the effective tax rate was primarily due to the recognition of non-cash tax expense in Q1 2021 resulting from a shift in GAAP basis from a non-taxable entity to a taxable entity.

Liquidity and Capital Resources
As of June 30, 2022, we had $352.7 million of cash and cash equivalents, $12.9 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Condensed Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2022, we had unearned revenue of $411.8 million, of which $410.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
($ in millions)	2022	2021
Net cash provided by (used in) operating activities	$211.2	$181.6
Net cash provided by (used in) investing activities	(153.0)	(79.0)
Net cash provided by (used in) financing activities	(13.8)	(39.0)
Net increase (decrease) in cash and cash equivalents and restricted cash	$44.4	$63.6
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $211.2 million for the six months ended June 30, 2022 as a result of net income of $22.1 million, adjusted by non-cash charges of $183.5 million and the change in our operating assets net of operating liabilities of $5.6 million. The non-cash charges are primarily comprised of equity-based compensation of $89.5 million, depreciation and amortization of $42.5 million, amortization of deferred commission costs of $30.0 million, and a decrease in deferred tax assets net of deferred tax liabilities of $18.5 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $40.8 million, and a decrease in accounts receivable of $26.8 million, partially offset by an increase in deferred costs and other assets of $38.5 million, and a decrease in accrued expenses and other liabilities of $22.7 million.
Net cash provided by operations was $181.6 million for the six months ended June 30, 2021 as a result of a net loss of $9.4 million, adjusted by non-cash charges of $144.3 million and partially offset by the change in our operating assets net of operating liabilities of $46.7 million. The non-cash charges were primarily comprised of a decrease in deferred tax assets net of deferred tax liabilities of $48.1 million, equity-based compensation of $35.2 million, depreciation and amortization of $30.6 million, and amortization of deferred commission costs of $18.5 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $53.3 million, an increase in accounts payable of $12.1 million, and a decrease in accounts receivable of $7.8 million, partially offset by an increase in deferred costs and other assets of $22.1 million.

Restructuring and transaction-related cash costs for the six months ended June 30, 2022 primarily related to transaction costs related to 2021 and 2022 acquisitions and tax payments related to entity conversions, which are not expected to recur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the six months ended June 30, 2022, and 2021, we incurred the following cash expenditures:

	Six Months Ended June 30,
($ in millions)	2022	2021
Cash interest expense	$25.6	$12.3
Restructuring and transaction-related expenses paid in cash(a)	$9.4	$3.8
Integration costs and acquisition-related compensation paid in cash(b)	$2.8	$2.6
$25.6
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the six months ended June 30, 2022, these payments related primarily to transition bonuses paid related to 2021 and 2022 acquisitions. For the six months ended June 30, 2021, these payments related primarily to settlement of accrued accretion on the Pre-Acquisition ZI deferred consideration balance.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the six months ended June 30, 2022, these payments related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the six months ended June 30, 2021, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI.
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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the six months ended June 30, 2022 was $153.0 million, consisting of cash paid for acquisitions of $143.6 million, purchases of short-term investments of $15.2 million, purchases of property and equipment and other assets of $14.8 million, partially offset by maturities of short-term investments of $20.6 million.
Cash used in investing activities for the six months ended June 30, 2021 was $79.0 million, consisting of purchases of short-term investments of $119.8 million, cash paid for acquisitions of $31.8 million, and purchases of property and equipment and other assets of $11.0 million, partially offset by maturities of short-term investments of $41.5 million, and proceeds from sales of short-term investments of $42.1 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash Flows from (used in) Financing Activities
Cash used in financing activities for the six months ended June 30, 2022 was $13.8 million, primarily comprised of payments of taxes related to net share settlement of equity awards of $7.6 million, payments related to our tax receivable agreements of $5.0 million, payments of deferred consideration of $1.1 million, payments of issuance fees from prior transactions of $0.7 million, partially offset by proceeds from exercise of stock options of $0.6 million.

Cash used in financing activities for the six months ended June 30, 2021 was $39.0 million, consisting of payments on long-term debt of $356.4 million, tax distributions to equity partners of $15.3 million, payments of deferred consideration of $9.4 million, and payments of debt issuance and modification costs of $5.8 million, partially offset by proceeds from debt of $350.0 million.
Refer to Note 8 - Financing Arrangements of our consolidated financial statements for additional information related to each of our borrowings.
Debt Obligations
As of June 30, 2022, the aggregate remaining balance of $600.0 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026. As of June 30, 2022, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans, depending on the Company’s leverage. The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.00% to 2.25% for LIBOR Based Loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 4.36% and 3.41% as of June 30, 2022 and December 31, 2021, respectively.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended June 30, 2022 was $381.5 million. Our total net leverage ratio to Adjusted EBITDA as of June 30, 2022 was 2.3x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,250.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	371.4
Net Debt	$878.6
Trailing Twelve Months (TTM) Adjusted EBITDA	$381.5
Total net leverage ratio to Adjusted EBITDA	2.3x
Our consolidated first lien net leverage ratio is defined in our First Lien Credit Agreement as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended June 30, 2022 was $498.2 million. Our consolidated first lien net leverage ratio as of June 30, 2022 was 0.5x.

($ in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$600.0
Less: Cash and cash equivalents, and short-term investments	365.6
Net Debt	$234.4
Trailing Twelve Months (TTM) Cash EBITDA	$498.2
Consolidated first lien net leverage ratio	0.5x

Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended June 30, 2022 was $498.2 million. Our total net leverage ratio to Cash EBITDA as of June 30, 2022 was 1.8x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,250.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	371.4
Net Debt	$878.6
Trailing Twelve Months (TTM) Cash EBITDA	$498.2
Total net leverage ratio to Cash EBITDA	1.8x

Trailing Twelve Months as of
(in millions)	June 30, 2022
Net income (loss)	$126.4
Add (less): Expense (benefit) from income taxes	(26.2)
Add: Interest expense, net	50.8
Add: Loss on debt modification and extinguishment	1.8
Add: Depreciation	14.3
Add: Amortization of acquired technology	45.4
Add: Amortization of other acquired intangibles	21.6
EBITDA	$234.0
Add (less): Other expense (income), net(a)	(36.5)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	5.2
Add: Equity-based compensation expense	147.2
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	20.7
Add: Integration costs and acquisition-related expenses(d)	11.0
Adjusted EBITDA	$381.5
Add: Unearned revenue adjustment	113.4
Add (less): Cash rent adjustment	0.6
Add (less): Pre-Acquisition EBITDA	1.1
Add (less): Other lender adjustments	1.6
Cash EBITDA	$498.2
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended June 30, 2022, this expense related primarily to cost incurred to the 2021 and 2022 acquisitions.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the trailing twelve months ended June 30, 2022, this expense related primarily to retention awards from the acquisitions of Clickagy, Everstring, and Insent, professional fees relating to integration projects, and cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Trailing Twelve Months as of
(in millions)	June 30, 2022
Cost of service	$1.2
Sales and marketing	5.6
Research and development	2.5
General and administrative	1.7
Total integration costs and acquisition-related compensation	$11.0
In addition, the credit agreement governing our first lien term loan contains restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. These restrictive covenants include, among others, limitations on our ability to pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, prepay, redeem, or repurchase certain debt, make acquisitions, investments, loans, and advances, or sell or otherwise dispose of assets. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt. The Company may be able to incur substantial additional indebtedness in the future. The terms of the credit agreements governing our first lien term loan limit, but do not prohibit, the Company from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions will also not prevent the Company from incurring obligations that do not constitute “Indebtedness” as defined in the agreements governing our indebtedness.
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
The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of Common Stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Intermediate Inc. to Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) the ZoomInfo Tax Group’s depreciation and amortization deductions and, therefore, may reduce the amount of tax that the ZoomInfo Tax Group would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.

The ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustments upon exchanges of OpCo Units for shares of Common Stock may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The payment obligations under the tax receivable agreements are an obligation of members of the ZoomInfo Tax group, but not of ZoomInfo OpCo. The ZoomInfo Tax Group expects to benefit from the remaining 15% of realized cash tax benefits.
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
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Common Stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Intermediate Inc. may make under the tax receivable agreements will be substantial. As of June 30, 2022, the Company had a liability of $3,052.2 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units. During the six months ended June 30, 2022, we paid a total of $5.0 million pursuant to the Tax Receivable Agreements. There were no payments in the six months ended June 30, 2021. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. Refer to Note 16 - Tax Receivable Agreements to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
Contractual Obligations and Commitments
As of June 30, 2022, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $339.7 million. Refer to Note 14 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on LIBOR. As of June 30, 2022, the total principal balance outstanding was $600.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 - Financing Arrangements of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of June 30, 2022, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change in interest expense over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of June 30, 2022, $400.0 million of the notional amount of the interest rate cap contract is not designated as an accounting hedge. Future fair value adjustments on this dedesignated instrument are recorded in Interest expense, net on our Consolidated Statements of Operations. A hypothetical 1% relative increase or decrease in interest rates would cause a decrease in interest expense of $3.9 million and an increase in interest expense of $1.3 million, respectively, due to changes in the fair value of these instruments.
Foreign Currency Exchange Rate Risk
To date, our sales contracts have primarily been denominated in U.S. dollars. We have foreign entities established in Israel, Canada, United Kingdom, India and Australia. The functional currency of these foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to non-operating income (loss). As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2022, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of Common Stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
April 1 through April 30, 2022	—	$—	—	—
May 1 through May 31, 2022	6,395	$51.99	—	—
June 1 through June 30, 2022	6,121	$40.39	—	—
Total	12,516		—	—
(1) All of these shares were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB Phantom Units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On July 28, 2022 (the “Effective Date”), the Company’s Board of Directors re-appointed Patrick McCarter as a Class III director on the Board with a term expiring at the Company’s Annual Meeting of Stockholders in 2023 and reclassified Ashley Evans as a Class II director with a term expiring at the Company’s Annual Meeting of Stockholders in 2025. Mr. McCarter’s re-appointment coincided with the replacement of Ms. Evans with Mr. McCarter as the Board designee of the Carlyle Group (“Carlyle”) pursuant to that certain Stockholders Agreement, dated June 3, 2020, by and among the Company and certain of its stockholders (the “Stockholders Agreement”), in light of Ms. Evans’ departure as an employee of Carlyle, as set forth in further detail below. Ms. Evans and Mr. McCarter are herein referred to collectively as the “Directors.”
On the Effective Date and following her departure as an employee of Carlyle in July 2022, Ms. Evans, then a Carlyle designee to the Board, delivered her resignation to the Board effective as of the Effective Date. Carlyle was provided director nomination rights based on the percentage of the Company’s Combined Voting Power (as defined in the Stockholders Agreement) beneficially owned by Carlyle. Based on the ownership of Carlyle as of the Effective Date, Carlyle was entitled to designate one director for election to the Board. In light of Ms. Evans’ resignation from the Board, Mr. McCarter was appointed to the Board as the sole Carlyle designee on the Effective Date. Mr. McCarter rejoins the Board following his departure as a director on March 21, 2022, which departure occurred in connection with a decrease in the percentage of the Company’s Combined Voting Power beneficially owned by Carlyle such that Carlyle was no longer entitled to two designated directors on the Board. Additionally, pursuant to the terms of the Stockholders Agreement applicable to replacement Carlyle designees, Mr. McCarter succeeds Ms. Evans as a Class III director. In connection with his appointment to the Board, the Board also appointed Mr. McCarter as the chair of the Board’s Nominating and Corporate Governance Committee, and as a member of each of the Board’s Compensation Committee and Privacy, Security, and Technology Committee.
Ms. Evans’ resignation from the Board was effected as a technical matter pursuant to Delaware General Corporation Law and the Company’s Bylaws to rebalance the Board’s classes following Mr. McCarter’s assumption of her Class III position pursuant to the Stockholders Agreement. Accordingly, on the Effective Date, the Board increased the number of directors constituting the whole Board from eight (8) to nine (9) and re-appointed Ms. Evans as a Class II director on the Board. In connection with her reappointment to the Board, Ms. Evans is expected to serve as a member of the Board’s Audit Committee, subject to further review and approval by the Board. Ms. Evans’ service on the Board is deemed to have continued uninterrupted. Ms. Evans’ technical resignation from the Board was not the result of (i) any disagreement with the Company, the Company’s management, or any other member of the Board or (ii) any disagreement on any matter relating to the Company’s operations, policies, or practices.
In connection with the re-appointment of Mr. McCarter to the Board, the Company intends to enter into an indemnification agreement with him in substantially the same form as the Company has entered into with each of the Company’s existing directors and as previously disclosed in the Company’s public filings.
As a director nominated pursuant to the Stockholders Agreement, Mr. McCarter will not receive any compensation in connection with his appointment to the Board. Because she is no longer a director nominated pursuant to the Stockholders Agreement, Ms. Evans will now participate in the Company’s non-employee director compensation program. A summary of the compensation payable to the Company’s non-employee directors was included in the Company’s Form 10-K filed with the SEC on February 24, 2022 and in the Company’s proxy statement for its 2022 Annual Meeting of Stockholders filed with the SEC on March 29, 2022. The initial annual retainer and initial annual restricted stock unit grant to be received by Ms. Evans will be prorated to reflect services beginning on the Effective Date.
Other than as set forth above in respect of the Stockholders Agreement, there were no arrangements or understandings between the Directors and any other persons pursuant to which either Director was selected as a director. In addition, the Directors are not party to any transaction, or any proposed transaction, required to be disclosed pursuant to Item 404(a) of Regulation S-K.

The foregoing is a summary only and does not purport to be a complete description of all of the terms, provisions, covenants, and agreements contained in the Stockholders Agreement, and is subject to and qualified in its entirety by reference to the full text of the Stockholders Agreement, which is filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2020.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo NewCo Inc.	8-K filed November 1, 2021	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
+10.1†	Restricted Stock Unit Grant Notice under the ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Management contract or compensatory plan or arrangement.
+ Filed herewith.
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
Date: August 1, 2022