Form 10-Q
period 2022-09-30
ZoomInfo Technologies Inc.
filed 2022-11-01
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

As of October 21, 2022, there were 403,657,009 shares of the registrant's common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

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
•“AOCI” refers to Accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets.
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
•“Restricted Stock” refers to our common stock, subject to certain specified restrictions (which may include, without limitation, a requirement that the recipient remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan.
•“Restricted Stock Unit” or “RSU” refers to an unfunded and unsecured promise to deliver shares of our common stock, cash, other securities or other property, subject to certain restrictions (which may include, without limitation, a requirement that the recipient remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan.
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Condensed Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2022	2021
	(unaudited)	(*)
Assets
Current assets:
Cash and cash equivalents	$406.3	$308.3
Short-term investments	32.4	18.4
Accounts receivable, net	164.9	187.0
Prepaid expenses and other current assets	53.5	27.1
Income tax receivable	6.1	4.9
Total current assets	663.2	545.7

Restricted cash, non-current	6.1	5.8
Property and equipment, net	50.2	41.7
Operating lease right-of-use assets, net	65.4	59.8
Intangible assets, net	413.5	431.0
Goodwill	1,696.3	1,575.1
Deferred tax assets	4,050.5	4,116.0
Deferred costs and other assets, net of current portion	114.0	77.8
Total assets	$7,059.2	$6,852.9

Liabilities and Permanent Equity
Current liabilities:
Accounts payable	$22.0	$15.9
Accrued expenses and other current liabilities	89.5	103.3
Unearned revenue, current portion	379.7	361.5
Income taxes payable	9.1	8.4
Current portion of tax receivable agreements liability	7.2	10.4
Current portion of operating lease liabilities	10.5	8.1
Total current liabilities	518.0	507.6

Unearned revenue, net of current portion	1.5	2.7
Tax receivable agreements liability, net of current portion	3,034.8	3,046.0
Operating lease liabilities, net of current portion	69.6	61.5
Long-term debt, net of current portion	1,235.0	1,232.9
Deferred tax liabilities	1.7	1.5
Other long-term liabilities	2.3	2.8
Total liabilities	4,862.9	4,855.0

Commitments and Contingencies (Note 11)

Permanent Equity:
Class A common stock, par value $0.01	4.0	4.0
Additional paid-in capital	1,997.7	1,871.6
Accumulated other comprehensive income (loss)	41.8	9.5
Retained Earnings	152.8	112.8
Total equity	2,196.3	1,997.9

Total liabilities and permanent equity	$7,059.2	$6,852.9
________________
(*) The Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$287.6	$197.6	$796.4	$524.9
Cost of service:
Cost of service(1)	35.9	27.2	103.4	72.1
Amortization of acquired technology	12.3	10.7	35.8	24.2
Gross profit	239.4	159.7	657.2	428.6
Operating expenses:
Sales and marketing(1)	96.4	65.3	275.7	164.0
Research and development(1)	54.2	34.4	149.3	78.8
General and administrative(1)	31.2	23.4	88.2	64.1
Amortization of other acquired intangibles	5.6	5.4	16.5	15.0
Restructuring and transaction-related expenses	0.2	11.0	3.8	17.6
Total operating expenses	187.6	139.5	533.5	339.5
Income (loss) from operations	51.8	20.2	123.7	89.1
Interest expense, net	11.6	13.9	35.1	30.5
Loss on debt modification and extinguishment	—	1.8	—	7.7
Other (income) expense, net	(9.8)	(0.1)	(7.0)	(0.2)
Income (loss) before income taxes	50.0	4.6	95.6	51.1
Income tax expense (benefit)	32.1	45.5	55.6	101.4
Net income (loss)	$17.9	$(40.9)	$40.0	$(50.3)
Less: Net income (loss) attributable to noncontrolling interests	—	(0.3)	—	(22.2)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$17.9	$(40.6)	$40.0	$(28.1)

Net income (loss) per share of Class A and Class C common stock:
Basic	$0.04	$(0.15)	$0.10	$(0.13)
Diluted	$0.04	$(0.15)	$0.10	$(0.13)
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of service	$5.1	$2.8	$14.7	$9.5
Sales and marketing	19.2	9.5	55.7	25.1
Research and development	17.0	7.4	47.9	13.2
General and administrative	6.8	4.8	19.3	11.9
Total equity-based compensation expense	$48.1	$24.5	$137.6	$59.7

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$17.9	$(40.9)	$40.0	$(50.3)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	17.0	1.5	44.7	8.6
Realized (gain) loss on settlement of cash flow hedges	(2.3)	1.5	(0.9)	4.5
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.1	0.1	0.2	0.2
Other comprehensive income (loss) before tax	14.8	3.1	44.0	13.3
Tax effect	(3.9)	(0.8)	(11.7)	(2.1)
Other comprehensive income (loss), net of tax	10.9	2.3	32.3	11.2
Comprehensive income (loss)	28.8	(38.6)	72.3	(39.1)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(0.4)	—	(16.9)
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$28.8	$(38.2)	$72.3	$(22.2)

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance, December 31, 2021	403,315,989	$4.0	$1,871.6	$112.8	$9.5	$1,997.9
Issuance of Class A common stock upon vesting of RSUs	187,659	—	—	—	—	—
Shares withheld related to net share settlement and other	(80,067)	—	(4.4)	—	—	(4.4)
Exercise of stock options	14,790	—	0.3	—	—	0.3
Forfeitures / cancellations	(43,210)	—	—	—	—	—
Net income (loss)	—	—	—	6.2	—	6.2
Other comprehensive income	—	—	—	—	16.9	16.9
Equity-based compensation	—	—	42.5	—	—	42.5
Balance at March 31, 2022	403,395,161	$4.0	$1,910.0	$119.0	$26.4	$2,059.4
Issuance of Class A common stock upon vesting of RSUs	233,923	—	—	—	—	—
Shares withheld related to net share settlement and other	(75,351)	—	(3.2)	—	—	(3.2)
Exercise of stock options	13,714	—	0.3	—	—	0.3
Forfeitures / cancellations	(111,789)	—	—	—	—	—
Net income (loss)	—	—	—	15.9	—	15.9
Other comprehensive income	—	—	—	—	4.5	4.5
Equity-based compensation	—	—	47.0	—	—	47.0
Balance at June 30, 2022	403,455,658	$4.0	$1,954.1	$134.9	$30.9	$2,123.9

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data) (continued)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance at June 30, 2022	403,455,658	$4.0	$1,954.1	$134.9	$30.9	$2,123.9
Issuance of Class A common stock upon vesting of RSUs	399,979	—	—	—	—	—
Shares withheld related to net share settlement and other	(114,629)	—	(5.1)	—	—	(5.1)
Exercise of stock options	27,715	—	0.6	—	—	0.6
Forfeitures / cancellations	(111,395)	—	—	—	—	—
Net income (loss)	—	—	—	17.9	—	17.9
Other comprehensive income	—	—	—	—	10.9	10.9
Equity-based compensation	—	—	48.1	—	—	48.1
Balance at September 30, 2022	403,657,328	$4.0	$1,997.7	$152.8	$41.8	$2,196.3

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	Old ZoomInfo						New ZoomInfo Common Stock
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2020	87,697,381	$0.9	216,652,704	$2.2	86,123,230	$0.9	—	$—	$505.2	$(4.0)	$(2.4)	$436.8	$939.6
Effect of LLC Unit Exchanges	14,500,582	0.1	(9,776,683)	(0.1)	(3,869,894)	(0.1)	—	—	37.2	—	—	(20.1)	17.0
Issuance of Class A common stock upon vesting of RSUs	20,439	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(30,936)	—	—	—	—	—	—	—	(1.6)	—	—	—	(1.6)
Exercise of stock options	24,758	—	—	—	—	—	—	—	0.5	—	—	—	0.5
Forfeitures / cancellations	—	—	(7,852)	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	3.2	—	(37.1)	(33.9)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	4.0	6.2	10.2
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	—	(3.0)	(3.0)
Equity-based compensation	—	—	—	—	—	—	—	—	8.3	—	—	9.8	18.1
Balance at March 31, 2021	102,212,224	$1.0	206,868,169	$2.1	82,253,336	$0.8	—	$—	$549.6	$(0.8)	$1.6	$392.6	$946.9
Effect of LLC Unit Exchanges	19,514,930	0.2	(15,259,859)	(0.2)	(4,040,025)	—	—	—	45.1	—	0.1	(31.1)	14.1
Issuance of Class A common stock upon vesting of RSUs	123,729	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(14,333)	—	—	—	—	—	—	—	(0.6)	—	—	—	(0.6)
Exercise of stock options	11,056	—	—	—	—	—	—	—	0.2	—	—	—	0.2
Forfeitures / cancellations	—	—	(32,424)	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	9.3	—	15.2	24.5
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.8)	(1.3)
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	—	(9.2)	(9.2)
Equity-based compensation	—	—	—	—	—	—	—	—	8.4	—	—	8.7	17.1
Balance at June 30, 2021	121,847,606	$1.2	191,575,886	$1.9	78,213,311	$0.8	—	$—	$602.7	$8.5	$1.2	$375.4	$991.7

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data) (continued)

	Old ZoomInfo						New ZoomInfo Common Stock
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance at June 30, 2021	121,847,606	$1.2	191,575,886	$1.9	78,213,311	$0.8	—	$—	$602.7	$8.5	$1.2	$375.4	$991.7
Effect of LLC Unit Exchanges	252,796,919	2.5	(168,693,583)	(1.7)	(78,213,311)	(0.8)	—	—	1,222.5	—	0.7	(362.7)	860.5
Effect of reorganization transaction	—	—	—	—	—	—	—	—	(27.8)	—	—	27.8	—
Issuance of Class A common stock upon vesting of RSUs	147,368	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(68,803)	—	—	—	—	—	—	—	(4.3)	—	—	—	(4.3)
Exercise of stock options	28,705	—	—	—	—	—	—	—	0.6	—	—	—	0.6
Forfeitures / cancellations	—	—	(3,281)	—	—	—	—	—	—	—	—	—	—
Registered offering costs	—	—	—	—	—	—	—	—	(1.6)	—	—	—	(1.6)
Net income (loss)	—	—	—	—	—	—	—	—	—	(40.6)	—	(0.3)	(40.9)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2.4	(0.1)	2.3
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	—	1.9	1.9
Equity-based compensation	—	—	—	—	—	—	—	—	16.8	—	—	7.7	24.5
Balance at September 30, 2021	374,751,795	$3.7	22,879,022	$0.2	—	$—	—	$—	$1,808.9	$(32.1)	$4.3	$49.7	$1,834.7

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$40.0	$(50.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	65.2	49.6
Amortization of debt discounts and issuance costs	2.2	1.8
Amortization of deferred commissions costs	47.4	29.3
Asset impairments	—	2.7
Loss on debt modification and extinguishment	—	7.7
Deferred consideration valuation adjustments	—	0.2
Equity-based compensation expense	137.6	59.7
Deferred income taxes	47.5	84.5
Tax receivable agreement remeasurement	(9.5)	(0.3)
Provision for bad debt expense	1.8	3.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22.6	7.2
Prepaid expenses and other current assets	(6.3)	(5.7)
Deferred costs and other assets, net of current portion	(55.5)	(33.5)
Income tax receivable	(1.2)	(1.6)
Accounts payable	6.1	11.8
Accrued expenses and other liabilities	(11.2)	6.9
Unearned revenue	10.2	55.0
Net cash provided by (used in) operating activities	296.9	228.1

Cash flows from investing activities:
Purchases of short-term investments	(40.7)	(119.8)
Maturities of short-term investments	26.6	52.0
Proceeds from sales of short-term investments	—	61.7
Purchases of property and equipment and other assets	(22.5)	(15.8)
Cash paid for acquisitions, net of cash acquired	(143.7)	(717.5)
Net cash provided by (used in) investing activities	(180.3)	(739.4)

Cash flows from financing activities:
Payments of deferred consideration	(1.1)	(9.4)
Proceeds from debt	—	1,071.8
Repayment of debt	—	(581.4)
Payments of debt issuance and modification costs	(0.4)	(11.4)
Proceeds from exercise of stock options	1.2	1.4
Taxes paid related to net share settlement of equity awards	(12.7)	(7.2)
Payments of equity issuance costs	(0.3)	(1.0)
Tax receivable agreement payments	(5.0)	—
Tax distributions	—	(19.9)
Net cash provided by (used in) financing activities	(18.3)	442.9

Net increase (decrease) in cash, cash equivalents, and restricted cash	98.3	(68.4)
Cash, cash equivalents, and restricted cash at beginning of period	314.1	271.0
Cash, cash equivalents, and restricted cash at end of period	$412.4	$202.6

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	406.3	196.8
Restricted cash, non-current	6.1	5.8
Total cash, cash equivalents, and restricted cash	$412.4	$202.6

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information
Interest paid in cash	$44.0	$26.3
Cash paid for taxes	$8.7	$15.6

Supplemental disclosures of non-cash investing and financing activities:
Deferred variable consideration from acquisition of a business	$1.1	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$0.8	$3.0
Estimated business combination consideration receivable (see Note 4)	$—	$33.9

ZoomInfo Technologies Inc.
Notes to Unaudited Consolidated Financial Statements (Unaudited)
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Organization and Background
Business
ZoomInfo Technologies Inc., through its operating subsidiaries provides a go-to-market intelligence and engagement platform for sales and marketing teams. The Company’s cloud-based platform provides workflow tools with integrated, accurate, and comprehensive information on organizations and professionals to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “ZoomInfo,” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, (2) after the consummation of the Reorganization Transactions and prior to the consummation of the Holding Company Reorganization, to ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) and its consolidated subsidiaries and (3) after the consummation of the Holding Company Reorganization, to ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) and its consolidated subsidiaries.
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
The Company headquarters are located in Vancouver, WA, and we have additional offices throughout the United States, and in Israel, Canada, the United Kingdom, and India.
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
After the consummation of the Holding Company Reorganization, the only class of common stock of the New ZoomInfo remaining issued and outstanding was the Class A common stock and all shares of Class B common stock were cancelled, and all shares of Class C common stock were converted to Class A common stock. In May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certification of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock as “Common Stock.”
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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2022 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of September 30, 2022, and results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the audited consolidated balance sheet of the Company but does not contain all of the footnote disclosures from those annual financial statements. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
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
Revenue Recognition
The Company derives revenue primarily from subscription services. Our subscription services consist of our SaaS applications and related access to our databases. Subscription contracts are generally based on the number of users that access our applications, the level of functionality that they can access, and the amount of data that a customer integrates with their systems. Our subscription contracts typically have a term of one to three years and are non-cancelable. We typically bill for services annually, semi-annually, or quarterly in advance of delivery.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2022 and 2021, or accounted for more than 10% of accounts receivable as of September 30, 2022 and December 31, 2021. Long-lived assets located outside of the United States were immaterial as of September 30, 2022 and December 31, 2021.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for credit losses, and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for credit losses is immaterial as of September 30, 2022 and December 31, 2021.
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
Commissions payable at September 30, 2022 were $28.9 million, of which the current portion of $26.7 million was included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets, and the long-term portion of $2.2 million was included in Other long-term liabilities on our Condensed Consolidated Balance Sheets. Commissions payable at December 31, 2021 were $34.1 million, of which the current portion of $31.4 million was included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets, and the long-term portion of $2.7 million was included in Other long-term liabilities on our Condensed Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $6.6 million and $21.7 million were recorded for the three and nine months ended September 30, 2022. Advertising expenses of $7.1 million and $15.7 million were recorded for the three and nine months ended September 30, 2021. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three and nine month periods ended September 30, 2022 and 2021.
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
Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. Debt issuance costs are generally presented on our Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the Company classifies the debt issuance costs related to its first lien revolving credit facility within Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets regardless of whether the Company has any outstanding borrowings on our first lien revolving credit facility. Upon a refinancing or amendment, the Company evaluates the modified debt instrument in accordance with ASC 470-50-40-10. When the present value of the cash flows under the modified debt instrument has changed by greater than 10 percent from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounts for the amendment as a debt extinguishment and all previously-capitalized debt issuance costs are expensed and included in Loss on debt modification and extinguishment. If the change in the present value of cash flows is less than 10 percent, any previously-capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. The Company performs assessments of debt modifications at a lender-specific level for all syndicated financing arrangements.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Income Taxes
ZoomInfo Technologies Inc. and its direct subsidiary, ZoomInfo Intermediate Inc., are subject to U.S. federal as well as state income tax related to its ownership percentage in ZoomInfo Holdings LLC. ZoomInfo Holdings LLC is a limited liability company treated as a partnership for U.S. federal income tax purposes and files a U.S. Return of Partnership Income. Consequently, the members of ZoomInfo Holdings are taxed on their share of earnings for U.S. federal and state income tax purposes. During the three months ended December 31, 2021, ZoomInfo Midco LLC, which is held by ZoomInfo Holdings LLC, made an election to be classified as a corporation for U.S. federal and state income tax purposes. ZoomInfo Midco LLC owns ZoomInfo Technologies LLC, our primary operating entity, among other entities. As such, under our tax elections, ZoomInfo Midco LLC is now subject to U.S. federal and state income tax as a result of our operations. Refer to Note 17 - Income Taxes for additional information regarding income taxes.
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
Equity-Based Compensation Expense
The Company periodically grants incentive awards to employees and non-employees, which generally vest over periods up to four years. Incentive awards may be in the form of various equity-based awards such as Restricted Stock and Restricted Stock Units, and Common Stock Options. Historically, the Company also granted awards in one of the Company’s legacy subsidiary partnerships and such awards were typically in the form of profits interests. Profits interests are an interest in the increase in the value of the entity over a participation threshold. Prior to the IPO, the participation threshold was based on the valuation determined by the Board of Managers of OpCo Units on or around the grant date. Subsequent to the IPO, the participation threshold was determined by reference to the closing price of our Class A common stock from the preceding trading day. The holders of profits interests had the right to participate in distributions of profits only in excess of the participation threshold. Previously awarded profits interests were converted into Restricted Stock awards in connection with the Holding Company Reorganization (refer to Note 1 - Organization and Background).
Compensation expense for incentive awards is measured at the estimated fair value of the incentive units and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award. Compensation expense for performance-based Restricted Stock Units is measured at the estimated fair value of the units and is recognized using the accelerated attribution method over the service period when it is probable that the performance condition will be satisfied.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in ASU 2019-12 introduce the following new guidance: (1) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax; and (2) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The amendments in ASU 2019-12 make changes to the following current guidance: (1) making an intraperiod allocation if there is a loss in continuing operations and a gain outside of continuing operations; (2) determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; (3) accounting for tax law changes and year-to-date losses in interim periods; and (4) determining how to apply the income tax guidance to franchise taxes that are partially based on income. ASU 2019-12 is effective for public business entities' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. During Q3 2021, the Company liquidated Insent, creating a step-up in the tax basis separate from the acquisition. In accordance with ASU 2019-12, the Company recorded a deferred tax asset on this step-up in tax basis. The additional deferred tax asset recognized as of December 31, 2021 was $6.3 million as a result of the adoption of this standard.
Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Subscription	$284.4	$195.4	$788.8	$518.6
Usage-based	2.4	2.2	6.5	6.3
Other	0.8	—	1.1	—
Total revenue	$287.6	$197.6	$796.4	$524.9
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
Of the total revenue recognized in the three and nine months ended September 30, 2022, $60.9 million and $325.9 million were included in the unearned revenue balance as of December 31, 2021. Of the total revenue recognized in the three and nine months ended September 30, 2021, $37.8 million and $205.5 million were included in the unearned revenue balance as of December 31, 2020. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 13% and 11% of our total revenues for the three months ended September 30, 2022 and 2021, respectively. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 11% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively. Contracts denominated in currencies other than U.S. Dollar were not material for the three and nine months ended September 30, 2022 and 2021.
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
As of September 30, 2022 and December 31, 2021, the Company had contract assets of $4.7 million and $3.7 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the Company had unearned revenue of $381.2 million and $364.2 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of September 30, 2022	$756.9	$221.9	$978.8

Note 4 - Business Combinations
2022 Acquisitions
In April 2022, the Company acquired all the outstanding equity interests of Comparably, Inc. (“Comparably”) and acquired substantially all the assets and certain specified liabilities of Dogpatch Advisors, LLC (“Dogpatch”) (collectively, the “2022 Acquired Companies”) for a total purchase consideration of $150.6 million in cash and $10.0 million in convertible notes receivable. As part of the acquisitions, the Company issued 448,740 restricted stock units at a total grant date fair value of $26.8 million and could be required to issue additional equity awards up to a maximum value of $3.7 million based on the attainment of certain revenue thresholds and the continued employment of acquired employees. The acquisition of Comparably provides ZoomInfo with unique proprietary data to further build TalentOS into a best-in-class talent platform by enriching recruiter search options and providing recruiters with access to millions of quality candidates and employer brand solutions. We acquired Dogpatch Advisors to launch ZoomInfo Labs, a new go-to-market thought leadership team, driving go-to-market data analysis, product enhancements and strategy for our enterprise customers. Dogpatch is a go-to-market consultancy with expertise in scaling revenue teams and building modern sales and marketing systems. The purchase accounting for the 2022 Acquired Companies transactions is not yet finalized.
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
The acquisition date fair value of the total consideration transferred was comprised of the following (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash	$150.5	$0.1	$150.6
Conversion of Note Receivable	10.0	—	10.0
Total purchase consideration	$160.5	$0.1	$160.6

Note 4 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the dates of the acquisition for the 2022 Acquired Companies (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$14.8	$—	$14.8
Accounts receivable	2.3	—	2.3
Prepaid expenses and other assets	0.3	—	0.3
Intangible assets	34.8	—	34.8
Accounts payable and other liabilities	(0.9)	(0.4)	(1.3)
Unearned revenue	(6.8)	—	(6.8)
Deferred tax liabilities	(6.5)	—	(6.5)
Total identifiable net assets acquired	38.0	(0.4)	37.6
Goodwill	122.5	0.5	123.0
Total consideration	160.5	0.1	160.6
Cash Acquired	(14.8)	—	(14.8)
Cash paid for acquisitions, net of cash acquired	$145.7	$0.1	$145.8

Cash paid (refunds received) for 2021 acquisitions in 2022 (see "2021 Acquisitions")			$(2.1)
Total cash paid for acquisitions in 2022			$143.7
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
The following table sets forth the components of identifiable intangible assets acquired and the estimated useful lives as of the dates of acquisition (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date	Weighted Average Useful Life
Existing Technology	$27.6	$—	$27.6	5.8 years
Customer Relationships	3.4	—	3.4	9.0 years
Trade name / Trademarks	3.8	—	3.8	8.0 years
	$34.8	$—	$34.8
Developed technology represents the fair value of the technology portfolios acquired. The goodwill is primarily attributed to the expanded market opportunities when integrating technology with the Company’s technology and the assembled workforce. All goodwill acquired in the nine months ended September 30, 2022 is expected to be deductible for U.S. income tax purposes.
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
•In June 2021, the Company acquired all of the outstanding equity interests of Insent, Inc. (“Insent”) for total purchase consideration of $34.0 million, consisting of $32.9 million in cash and estimated deferred purchase consideration of $1.1 million. The purchase accounting for this transaction has been finalized. As part of the acquisition, the Company issued 36,118 RSUs, at a total grant date fair value of $2.4 million, and agreed to pay $2.0 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods.
•In July 2021, the Company acquired substantially all of the net assets of AffectLayer, Inc. (d/b/a Chorus.ai) (“Chorus.ai”). At the time of purchase, the Company reserved a portion of cash transferred to settle the Seller’s estimated tax liability arising from the sale of Chorus.ai’s net assets. The Seller has since completed the final determination of its tax liability, resulting in a refund to the Company of approximately $33.9 million in cash, which was received in the fourth quarter of 2021 and previously included in the Prepaid expenses and other current assets balance. After adjustment for this refund, purchase consideration transferred for the assets of Chorus.ai is $547.4 million in cash. The total purchase consideration includes $31.8 million attributable to certain unvested options issued by Chorus.ai that were accelerated in contemplation of the acquisition by ZoomInfo. The purchase accounting for this transaction has been finalized. As part of the acquisition, the Company issued 572,921 RSUs that replaced previously unvested equity in Chorus.ai or were issued as incremental incentive grants at a total grant date fair value of $30.3 million, and agreed to pay $6.0 million of compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods.
•In September 2021, the Company acquired substantially all of the net assets of RingLead, Inc. (“RingLead”) for total purchase consideration of $116.0 million, consisting of $114.9 million in cash and estimated deferred purchase consideration of $1.1 million. The purchase accounting for this transaction has been finalized. As part of the acquisition, the Company issued 42,854 replacement RSUs, at a total grant date fair value of $2.8 million and agreed to pay $3.7 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods.
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

	Year Ended December 31,
(in millions)	2021	2020
Revenue	$764.0	$490.6
Net income (loss)	$84.9	$(78.8)
Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of September 30, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$112.8	$—	$—	$112.8
Cash equivalents
Corporate debt securities	151.5	—	—	151.5
Money market mutual funds	142.0	—	—	142.0
Total cash equivalents	293.5	—	—	293.5
Total cash and cash equivalents	406.3	—	—	406.3
Short-term investments:
Corporate debt securities	25.7	—	—	25.7
Securities guaranteed by U.S. government	5.0	—	—	5.0
Other governmental securities	1.7	—	—	1.7
Total short-term investments	32.4	—	—	32.4
Total cash, cash equivalents, and short-term investments	$438.7	$—	$—	$438.7

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$276.5	$—	$—	$276.5
Cash equivalents
Corporate debt securities	15.7	—	—	15.7
Money market mutual funds	16.1	—	—	16.1
Total cash equivalents	31.8	—	—	31.8
Total cash and cash equivalents	308.3	—	—	308.3
Short-term investments:
Corporate debt securities	18.4	—	—	18.4
Total short-term investments	18.4	—	—	18.4
Total cash, cash equivalents, and short-term investments	$326.7	$—	$—	$326.7
Refer to Note 10 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at September 30, 2022 and December 31, 2021.
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$32.4	$32.4	$18.4	$18.4
Total	$32.4	$32.4	$18.4	$18.4
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following (in millions):

	September 30,	December 31,
	2022	2021
Computer equipment	$12.7	$12.5
Furniture and fixtures	3.7	3.6
Leasehold improvements	9.6	8.6
Internal use developed software	58.7	40.8
Construction in progress	3.0	5.9
Property and equipment, gross	87.7	71.4
Less: accumulated depreciation	(37.5)	(29.7)
Property and equipment, net	$50.2	$41.7
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

Note 6 - Property and Equipment (continued)
Depreciation expense was $4.8 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $12.9 million and $10.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of September 30, 2022:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(87.0)	$200.6	14.4
Acquired technology	330.8	(157.0)	173.8	6.3
Brand portfolio	11.5	(5.4)	6.1	7.5
Net intangible assets subject to amortization	$629.9	$(249.4)	$380.5

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,696.3	$—	$1,696.3
Amortization expense was $17.9 million and $16.1 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $52.3 million and $39.2 million for the nine months ended September 30, 2022 and 2021, respectively.
The following summarized changes to the Company’s goodwill (in millions):

Balance at December 31, 2021	$1,575.1
Adjustments from 2021 acquisitions	(1.8)
Goodwill from 2022 acquisitions	123.0
Balance at September 30, 2022	$1,696.3
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the nine months ended September 30, 2022 or September 30, 2021.

Note 8 - Financing Arrangements
As of September 30, 2022 and December 31, 2021, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	September 30, 2022	December 31, 2021
First Lien Term Loan	February 1, 2019	February 1, 2026	LIBOR + 3.00%	$595.1	$594.1
First Lien Revolver	February 1, 2019	November 2, 2025	LIBOR + 2.00%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	639.9	638.8
Total Carrying Value of Debt				$1,235.0	$1,232.9
Less current portion				—	—
Total Long Term Debt				$1,235.0	$1,232.9
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
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans. The effective interest rate on the first lien debt was 5.83% and 3.41% as of September 30, 2022 and December 31, 2021, respectively.
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

Note 8 - Financing Arrangements (continued)
In July 2021, the Company drew down $225.0 million under the revolving credit facility and then paid off the outstanding $225.0 million balance of the revolving credit facility with proceeds from the Credit Agreement Amendment and proceeds from the Senior Notes. The effective interest rate was 4.4% as of the repayment date. Immaterial debt issuance costs were incurred in connection with these entries into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets were immaterial as of September 30, 2022 and December 31, 2021.
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
Senior Notes
In February 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc. (the “Issuers”), issued $350.0 million in aggregate principal amount of 3.875% Senior Notes due February 2029 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The Issuers may redeem all or a part of the Notes at any time prior to February 1, 2024 at a price equal to the present value of the redemption price as of February 1, 2024, defined below, plus unaccrued and unpaid interest to February 1, 2024. In addition, beginning on February 1, 2024, the Issuers may redeem all or a part of the Notes at a redemption price equal to 101.938% of the principal amount redeemed. The redemption price decreases to 100.969% and 100.000% of the principal amount redeemed on February 1, 2025 and February 1, 2026, respectively. In addition, at any time prior to February 1, 2024, the Issuers may redeem up to 40% of the Notes from the proceeds of certain equity offerings at a redemption price equal to 103.875% of the principal amount of the Senior Notes, plus accrued and unpaid interest.

Note 8 - Financing Arrangements (continued)
In July 2021, ZoomInfo Technologies LLC and ZoomInfo Finance Corp., indirect subsidiaries of ZoomInfo Technologies Inc., issued and sold $300.0 million in aggregate principal amount of additional 3.875% senior notes due in 2029. The notes were issued under the same indenture as the Issuers’ existing $350.0 million aggregate principal amount of 3.875% senior notes due 2029 (the “Existing Notes”), which were issued in February 2021, and constitute part of the same series as the Existing Notes.
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
In the second quarter of 2022, two interest rate swap contracts in the notional amount of $350.0 million matured. Interest rate swaps in the notional amount of $500.0 million became effective in April 2022.
In the third quarter of 2022, the Company sold $400.0 million of the notional amount of the interest rate cap contract which was not designated as an accounting hedge. We recognized a gain of $3.0 million, partially offset by the derecognition of $2.5 million of derivative assets, resulting from this sale within Interest expense, net on our Consolidated Statements of Operations.
As of September 30, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	$500.0	0.370%	January 30, 2026

Note 9 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation on our Condensed Consolidated Balance Sheets for derivatives as of September 30, 2022 and December 31, 2021 (in millions):

	Fair Value of Derivative Instruments
Instrument	September 30, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$—	$—	$—	$0.1
Interest rate cap contract(2)	0.8	—	—	—
Interest rate cap contract(3)	0.6	—	—	—
Interest rate swap contracts(1)	—	—	—	2.4
Interest rate swap contracts(2)	19.2	—	—	—
Interest rate swap contracts(3)	37.2	—	—	—
Forward-starting interest rate swap contracts(2)	—	—	0.7	—
Forward-starting interest rate swap contracts(3)	—	—	15.2	—
Total designated derivative fair value	57.8	—	15.9	2.5

Derivatives not designated as hedging instruments
Interest rate cap contract(1)	—	—	—	0.3
Interest rate cap contract(3)	—	—	0.1	—
Total undesignated derivative fair value	—	—	0.1	0.3
Total derivative fair value	$57.8	$—	$16.0	$2.8
________________
(1) Included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
(2) Included in Prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(3) Included in Deferred costs and other assets, net of current portion on our Condensed Consolidated Balance Sheets.
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows on our Consolidated Statements of Cash Flows in the period settled in cash. Income tax effects from changes in fair value of derivative instruments are recorded on our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $19.9 million into interest income from AOCI.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.

Note 10 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by U.S. government, and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes as of September 30, 2022 was $591.0 million and $526.5 million, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
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

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at September 30, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$151.5	$—
Money market mutual funds	$142.0	$—	$—
Short-term investments:
Corporate debt securities	$—	$25.7	$—
Securities guaranteed by U.S. government	$—	$5.0	$—
Other governmental securities	$—	$1.7	$—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$0.8	$—
Interest rate swap contracts	$—	$19.2	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$0.6	$—
Interest rate swap contracts	$—	$37.2	$—

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$15.7	$—
Money market mutual funds	$16.1	$—	$—
Short-term investments:
Corporate debt securities	$—	$18.4	$—
Prepaid expenses and other current assets:
Forward-starting interest rate swap contracts	$—	$0.7	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$0.1	$—
Forward-starting interest rate swap contracts	$—	$15.2	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.4)	$—
Interest rate swap contracts	$—	$(2.4)	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$14.2
There have been no transfers between fair value measurements levels during the nine months ended September 30, 2022.

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
Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
As of September 30, 2022, we had additional outstanding non-cancelable purchase obligations with a term of 12 months or longer of $58.0 million over the corresponding amount disclosed in the audited financial statements in our 10-K for the year ended December 31, 2021, mainly related to third-party cloud hosting and software as a service arrangements. For information regarding financing-related obligations, refer to Note 8 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 14 - Leases.
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $3.3 million and $3.1 million at September 30, 2022 and December 31, 2021, respectively. This liability is included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
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
Note 12 - Noncontrolling Interest
ZoomInfo Technologies Inc. operates and controls all of the business and affairs, and consolidates the financial results through ZoomInfo OpCo and its subsidiaries, which conduct our business. Accordingly, ZoomInfo Technologies Inc. consolidates the financial results of ZoomInfo OpCo, and reports the noncontrolling interests of its consolidated subsidiaries on its consolidated financial statements based on the HoldCo Units and OpCo Units held by Continuing Members. Changes in ZoomInfo’s ownership interest in its consolidated subsidiaries are accounted for as equity transactions. As such, redemptions or direct exchanges of HoldCo Units or OpCo Units by Continuing Members resulted in a change in ownership and reduced or increased the amount recorded as Noncontrolling interests and increased or decreased Additional paid-in capital on our Condensed Consolidated Balance Sheets. During the third quarter of 2021, all remaining HoldCo Units held by Continuing Members were exchanged for shares in ZoomInfo Technologies Inc. followed by the merger of HoldCo into ZoomInfo Technologies Inc. During the fourth quarter of 2021, all remaining OpCo Units held by Continuing Members were converted into Class A shares in connection with the merger of ZoomInfo OpCo into a newly formed subsidiary of ZoomInfo Technologies, Inc.
As of September 30, 2022, ZoomInfo Technologies Inc. held units resulting in an ownership interest of 100% in the consolidated subsidiaries.
The holders of OpCo Units may be subject to U.S. federal, state and local income taxes on their proportionate share of any taxable income of ZoomInfo OpCo. Net profits and net losses of ZoomInfo OpCo will generally be allocated to its holders pro rata in accordance with the percentages of their respective limited liability company interests. The amended and restated limited liability company agreement of ZoomInfo OpCo provides for cash distributions (“tax distributions”) to the holders of OpCo Units and Class P Units. During the nine months ended September 30, 2021, the Company paid $19.9 million in tax distributions to the noncontrolling interest.
Note 13 - Earnings Per Share
For the periods in which we had multiple classes of stock participating in earnings, we use the two-class method in calculating earnings per share. Basic earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc. by the weighted-average number of shares of Class A and Class C common stock outstanding during the period. Diluted earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class C common stock outstanding, adjusted to give effect to potentially dilutive elements. As of the fourth quarter of 2021, as a result of the Holding Company Reorganization discussed in Note 1 - Organization and Background, the only remaining class of common stock issued and outstanding was the Class A common stock, and as such, the two-class method is not presented for subsequent periods. As previously discussed, in May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certificate of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock to “Common Stock.”

Note 13 - Earnings Per Share (continued)
The following table sets forth reconciliations of the numerators and denominators used (in millions) to compute basic and diluted earnings (loss) per share of Class A and Class C (as applicable) common stock for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$17.9	$(40.9)	$40.0	$(50.3)
Add: Net (income) loss attributable to noncontrolling interests	—	0.3	—	22.2
Net income (loss) attributable to ZoomInfo Technologies Inc.	$17.9	$(40.6)	$40.0	$(28.1)
The following tables set forth the computation of basic and diluted net income per share of Class A and Class C (as applicable) common stock (in millions, except share and per share amounts):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Common Stock	Common Stock

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$17.9	$40.0
Denominator:
Weighted average number of shares of Common Stock outstanding	401,961,947	401,093,021
Basic net income (loss) per share attributable to common stockholders	$0.04	$0.10

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$17.9	$40.0
Denominator:
Number of shares used in basic computation	401,961,947	401,093,021
Add: weighted-average effect of dilutive securities exchangeable for Common Stock:
Restricted Stock Awards	1,208,236	1,932,054
Exercise of Common Stock Options	178,332	207,917
Employee Stock Purchase Plan	122,794	44,189
Weighted average shares of Common Stock outstanding used to calculate diluted net income (loss) per share	403,471,309	403,277,181
Diluted net income (loss) per share attributable to common stockholders	$0.04	$0.10

Note 13 - Earnings Per Share (continued)

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class C	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$(33.2)	$(7.4)	$(18.6)	$(9.5)
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	215,012,710	48,273,078	139,840,047	71,058,293
Basic net income (loss) per share attributable to common stockholders	$(0.15)	$(0.15)	$(0.13)	$(0.13)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$(33.2)	$(7.4)	$(18.6)	$(9.5)
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	(0.1)	—	—	—
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	(7.4)	—	(9.5)	—
Allocation of undistributed earnings	$(40.7)	$(7.4)	$(28.1)	$(9.5)
Denominator:
Number of shares used in basic computation	215,012,710	48,273,078	139,840,047	71,058,293
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
HSKB II Class 1 Units	121,059	—	—	—
HSKB II Phantom Units	592,801	—	—	—
Conversion of Class C to Class A common shares outstanding	48,273,078	—	71,058,293	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	263,999,648	48,273,078	210,898,340	71,058,293
Diluted net income (loss) per share attributable to common stockholders	$(0.15)	$(0.15)	$(0.13)	$(0.13)
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

Note 13 - Earnings Per Share (continued)
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OpCo Units	—	122,610,642	—	170,523,418
Class P Units	—	9,047,255	—	10,241,645
HSKB I Class 1 Units	—	4,801,519	—	6,653,534
HSKB II Class 1 Units	—	—	—	301,339
HSKB II Phantom Units	—	—	—	1,082,296
HoldCo Units	—	700,241	—	1,184,900
Restricted Stock Awards	—	582,263	—	194,088
Restricted Stock Units	9,415,559	454,718	7,471,569	324,043
LTIP Units	—	101,666	—	41,181
Exercise of Class A Common Stock Options	—	308,593	—	294,179
Total anti-dilutive securities	9,415,559	138,606,897	7,471,569	190,840,623
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
The Company subleases two offices. The subleases have remaining lease terms of less than nine years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (loss) from operations on our Consolidated Statements of Operations, was immaterial for the three and nine months ended September 30, 2022 and 2021.
The following are additional details related to operating leases recorded on our Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
(in millions)
Assets
Operating lease right-of-use assets, net	$65.4	$59.8

Liabilities
Current portion of operating lease liabilities	$10.5	$8.1
Operating lease liabilities, net of current portion	$69.6	$61.5
Rent expense was $2.8 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively. Rent expense was $9.6 million and $8.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Note 14 - Leases (continued)
Other information related to leases was as follows:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Supplemental Cash Flow Information	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$3.3	$2.3	$9.6	$7.3
Cash received for tenant incentive reimbursement	$5.0	$—	$5.0	$—

Lease liabilities arising from obtaining right-of-use assets
From acquisitions	$—	$0.2	$—	$0.2
From new and existing lease agreements and modifications	$7.6	$—	$11.3	$37.5

	As of
	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	11.7	9.6
Weighted average discount rate	5.4%	4.4%
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of September 30, 2022 (in millions):

Year Ending December 31,	Operating Leases
2022 (excluding nine months ended September 30, 2022)	$4.8
2023	13.1
2024	11.5
2025	10.7
2026	8.1
Thereafter	59.8
Total future minimum lease payments	108.0
less effects of discounting	27.9
Total lease liabilities	$80.1

Reported as of September 30, 2022
Current portion of operating lease liabilities	$10.5
Operating lease liabilities, net of current portion	69.6
Total lease liabilities	$80.1
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
Expense associated with short term leases and variable lease costs were immaterial for the three and nine months ended September 30, 2022. The expense related to short-term leases reasonably reflected our short-term lease commitments.

Note 14 - Leases (continued)
Recent Leasing Activity
In the third quarter of 2022, the Company executed a sublease termination agreement for sublet office space in Waltham, Massachusetts. Pursuant to the termination agreement, the sublessee paid the Company a lease termination penalty in the amount of $2.5 million. Additionally, this termination resulted in the impairment of the previously capitalized initial direct costs of $1.4 million and the recognition of a gain of $1.1 million as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (loss) from operations on our Consolidated Statements of Operations. The Company executed an agreement to sublet the Waltham office space to a new tenant for the remainder of our lease term which commenced in September 2022. Sublease income will be recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (loss) from operations on our Consolidated Statements of Operations.
The Company's head lease for the sublet office space in Waltham provides for the option to extend for an additional five years which we were previously not reasonably certain to exercise. In connection with the subleasing activity detailed above, the Company reassessed the lease term of our sublet office space in Waltham and determined that the Company is reasonably certain of exercising the option. In July, the Company recorded a $5.1 million increase in the operating lease right-of-use asset and a $5.1 million increase in the lease liability.
During the nine months ended September 30, 2022, the Company executed a seven-year lease for office space in Ra’anana, Israel, with the rent payments for the first phase expected to commence at the earliest in July 2023, and the rent payments for the additional phases expected to commence between August 2023 and January 2024. Upon execution of the lease, the Company paid rent in advance of $1.7 million. The lease contains two options to extend for an additional three and five years, respectively, for which the company is not reasonably certain of exercising as of September 30, 2022. The lease is subject to fixed rate rent with the addition of VAT and certain future increases of the Israel Consumer Price Index. The lease provides for $13.8 million in tenant improvements. The Company determined that it is the accounting owner of all tenant improvements. As the commencement of this lease is expected to occur in the future, the Company has not recorded operating lease right-of-use assets or lease liabilities as of September 30, 2022.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $340.9 million, which are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
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

Note 15 - Equity-based Compensation (continued)
Except where indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. For grants issued prior to June 2020, the service vesting condition is generally over four years with 50% vesting on the two years anniversary of the grant date of the award and the remainder vesting monthly thereafter. For awards made after May 2020 to existing employees, the service vesting condition is generally four years with 25% vesting on the one year anniversary of the grant date of the award and 6.25% vesting quarterly thereafter. For performance-based Restricted Stock Units issued in Q3 2022, the service vesting condition is one year and specified company performance targets. Certain additional grants have other vesting periods approved by the Compensation Committee of the Board.
Restricted Stock Units
Restricted Stock Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	4,853,795	$56.74	985,398
Granted	6,516,786	$46.81	2,719,862
Granted - performance-based	147,445	$33.89	—
Vested	(821,561)	$51.95	(291,536)
Forfeited	(1,280,906)	$56.31	(199,968)
Unvested at end of period	9,415,559	$49.99	3,213,756
Restricted Stock
During the year ended December 31, 2021, the Company issued shares of Restricted Stock in exchange for all unvested HoldCo Units, Class P Units, and LTIP Units owned directly by employees of the Company (refer to Note 1 - Organization and Background). The exchanged shares of Restricted Stock remain subject to the same service vesting requirements of the original units. Upon fulfillment of the original employment service conditions, the restrictions will be lifted, and the Restricted Stock will convert to unrestricted Common Stock.
Restricted Stock activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock
Unvested at beginning of period	3,525,373	$9.21	—
Exchanged HoldCo Units	—	$—	872,371
Exchanged Class P Units	—	$—	947,515
Vested	(2,005,106)	$4.60	(385,120)
Forfeited	(266,394)	$5.72	(926)
Unvested at end of period	1,253,873	$17.32	1,433,840

Note 15 - Equity-based Compensation (continued)
Common Stock Options
Options activity was as follows during the period indicated:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	417,085	$21.00	552,440
Exercised	(56,219)	$21.00	(64,519)
Expired	(7,935)	$21.00	—
Forfeited	(20,485)	$21.00	(20,191)
Outstanding at end of period	332,446	$21.00	467,730
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of September 30, 2022.

September 30, 2022
Aggregate intrinsic value (in millions)
Unit Options outstanding	$6.9
Unit Options exercisable	$5.2
Weighted average remaining contractual term (in years)
Unit Options outstanding	7.6 years
Unit Options exercisable	7.6 years
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

Note 15 - Equity-based Compensation (continued)
HoldCo Units
During the year ended December 31, 2021, ZoomInfo HoldCo waived the restriction on exchanges of unvested HoldCo Units on condition that such holders accept shares of our common stock subject to the same vesting terms as the corresponding exchanged HoldCo Units. Subsequently, all unvested HoldCo Units, along with the same number of corresponding shares of our Class B common stock held directly by employees of the Company were voluntarily exchanged for shares of Restricted Stock.
HoldCo Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	HoldCo Units	Weighted Average Grant Date Fair Value	HoldCo Units
Unvested at beginning of period	—	$—	1,214,105
Exchanged for Restricted Stock	—	$—	(872,371)
Vested	—	$—	(298,177)
Forfeited	—	$—	(43,557)
Unvested at end of period	—	$—	—
Class P Units
During the year ended December 31, 2021, the Company permitted employees to exercise the exchange rights on unvested Class P Units, pursuant to Board approval. Subsequently, the Company exercised the exchange rights on unvested Class P Units due to the Holding Company Reorganization (refer to Note 1 - Organization and Background). The recipients received a number of shares of Restricted Stock equal in value to the implied “spread value” of the corresponding Class P Units, calculated based on the excess of the public trading price of Class A common stock at the time of the exchange over the per unit participation threshold of such Class P Units. The shares of Restricted Stock received are subject to the same vesting terms as the corresponding exchanged unvested Class P units.
Class P Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class P Units	Weighted Average Participation Threshold	Class P Units
Unvested at beginning of period	—	$—	8,796,642
Exchanged for Restricted Stock	—	$—	(1,133,142)
Vested	—	$—	(4,506,931)
Forfeited	—	$—	(94,621)
Unvested at end of period	—	$—	3,061,948

Note 15 - Equity-based Compensation (continued)
LTIP Units
During the year ended December 31, 2021, the Company exercised the exchange rights on unvested LTIP Units due to the Holding Company Reorganization (refer to Note 1 - Organization and Background).
LTIP Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	LTIP Units	Weighted Average Participation Threshold	LTIP Units
Unvested at beginning of period	—	$—	47,620
Granted	—	$—	247,045
Unvested at end of period	—	$—	294,665
OpCo Units
There are no OpCo Units that are unvested and all vested OpCo Units have been converted into shares of our Common Stock due to the Holding Company Reorganization (refer to Note 1 - Organization and Background). There was no OpCo Unit activity during the nine months ended September 30, 2022 and 2021.
Employee Stock Purchase Plan
On June 3, 2020, the Board adopted the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan (the “ESPP”) that allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions of up to 15% of their eligible compensation and the IRS allowable limit per calendar year. The Board’s Compensation Committee administers the ESPP, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 1,500 shares per offering period and there are two six-month offering periods that begin in the second and fourth quarter of each fiscal year. The purchase price for one share of Common Stock under the ESPP is currently equal to 90% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower.
The maximum aggregate number of shares of the Common Stock that may be issued under the ESPP is no more than 7,500,000 shares (the “ESPP Plan Share Reserve”). The ESPP plan also contains a provision that will add an additional number of shares of Common Stock to the ESPP Plan Reserve on the first day of each year starting with January 1, 2021, equal to the lesser of (i) the positive difference between (x) 1% of the number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year, and (y) the ESPP Plan Share Reserve on the last day of the immediately preceding fiscal year, and (ii) a lower number of shares of Common Stock as may be determined by the Board.

Note 15 - Equity-based Compensation (continued)
The fair value of the ESPP purchase was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

Nine Months Ended September 30, 2022
Volatility	71.9%
Expected term	0.5 years
Risk-free rate	2.2%
Expected dividends	—%
Fair value per unit	$9.56
The expected term for the purchases was based on the six-month offering period. We estimate the future stock price volatility based on the historical volatility of the Company with a lookback period commensurate with the expected term of the ESPP purchases. The risk-free rate is the implied yield available on U.S. Treasury zero-coupon bonds issued with a remaining term equal to the expected term.
The Company withheld $2.3 million and $2.9 million worth of ESPP contributions for the three and nine months ended September 30, 2022 on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets. No shares of Common Stock were purchased under the ESPP for the three and nine months ended September 30, 2022. The Company recognized $0.8 million and $0.9 million of equity-based compensation expenses related to the ESPP for the three and nine months ended September 30, 2022.
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
HSKB has also allocated $31.3 million to be paid in cash over three years from 2019 to 2021 if the holder of an HSKB Grant remains employed by the Company as of the payment date. This pool was further expanded in March 31, 2020, when HSKB allocated an additional $5.3 million to be paid out over three years, starting with March 31, 2020, to holders of HSKB Grants who received grants after the March 2018 Carlyle Investment, subject to the holder’s continued employment by the Company. During the nine months ended September 30, 2022, HSKB paid $1.7 million from allocated funds and has $1.1 million remaining to be paid through 2023.

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
Unamortized Equity-based Compensation
As of September 30, 2022, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, period in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$383.1	2.6
Common Stock Options	0.2	0.9
Restricted Stock	11.7	1.3
HSKB Incentive Units	0.2	0.3
HSKB Phantom Units	13.8	2.8
Employee Stock Purchase Plan	0.6	0.2
Total unamortized equity-based compensation cost	$409.6	2.6

Note 16 - Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders (collectively, the “Tax Receivable Agreements”). These Tax Receivable Agreements provide for the payment by the “ZoomInfo Tax Group” to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. During the three months ended December 31, 2021, all remaining units subject to the Exchange Tax Receivable Agreement had been converted into Class A common stock. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Intermediate Inc. to the Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. The Company expects to benefit from the remaining 15.0% of any of cash savings that it realizes.
The Company reflected an increase in its share of the tax basis in the net assets of ZoomInfo HoldCo when OpCo Units were exchanged by Pre-IPO OpCo Unitholders. The Company treats any redemptions and exchanges of OpCo Units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
As of September 30, 2022, the Company had a liability of $3,042.0 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units exchanged. Tax Receivable Agreements related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Condensed Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the nine months ended September 30, 2022, we paid a total of $5.0 million pursuant to the Tax Receivable Agreements. During the nine months ended September 30, 2022, we recognized a TRA measurement gain of $9.5 million principally due to legislation passed in Q3 2022 that impacted our blended state tax rate, as well as updates to tax attributes, within Other (income) expense, net on our Consolidated Statements of Operations.
Note 17 - Income Taxes
The Company recorded $32.1 million of income tax expense and $45.5 million of income tax expense for the three months ended September 30, 2022 and 2021, respectively, and $55.6 million of income tax expense and $101.4 million of income tax expense for the nine months ended September 30, 2022 and 2021, respectively. The Company’s estimated effective tax rate for the nine months ended September 30, 2022 was 58.1%. The Company’s estimated annual effective tax rate differs from the U.S federal statutory rate of 21.0% as it reflects applicable U.S. state taxes and foreign taxes, inclusive of research and development credits. Furthermore, the Company’s annual effective rate considers the impact of state law changes and certain compensation expenses that will not have a corresponding deduction for tax.
The Company does not believe it has any significant uncertain tax positions and therefore has no unrecognized tax benefits as of September 30, 2022, that if recognized, would affect the annual effective tax rate.

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
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by Founder and CEO Henry Schuck. He has led the company’s growth by developing innovative ways of gathering and improving our data and insights and using intelligent automation to put those insights into action.
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
To address the safety and health of our employees during the pandemic, in the first quarter of 2020, we temporarily closed all of our offices and enabled our entire workforce to work remotely. Throughout 2021 and 2022, most of our workforce continued to work remotely voluntarily. The impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented to date have not affected, and are not expected to materially affect, our ability to maintain operations, including financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. See “Human Capital” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K.

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
Acquisitions
On April 1, 2022, the Company acquired all of the outstanding equity interests of Comparably and acquired substantially all the assets and certain specified liabilities of Dogpatch for a total purchase consideration of $150.6 million in cash and $10.0 million in a convertible note receivable. The Company has included the financial results of these businesses in the consolidated financial statements from the date of acquisition. The purchase accounting for both transactions is not finalized. Refer to Note 4 - Business Combinations for additional information.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform. The majority of revenue growth when comparing the three months ended September 30, 2022 to the three months ended September 30, 2021 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory network. We plan to continue to invest in our efficient go-to-market effort to acquire new customers.

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
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is an annual metric that we calculate based on customers that were contracted for services at the beginning of the year, or, for those that became customers through an acquisition, at the time of the acquisition. Net revenue retention is calculated as: (a) the annual contract value ("ACV") for those customers at the end of the year divided by (b) ZoomInfo ACV at the beginning of the year plus the ACV of acquired companies at the time of acquisition. Our net annual retention rate was 116% for the year ended December 31, 2021. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of September 30, 2022, we had 1,848 customers with over $100,000 in ACV.
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

The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net income (loss)	$17.9	$(40.9)	$40.0	$(50.3)
Add (less): Expense (benefit) from income taxes	32.1	45.5	55.6	101.4
Add: Interest expense, net	11.6	13.9	35.1	30.5
Add: Loss on debt modification and extinguishment	—	1.8	—	7.7
Add (less): Other expense (income), net(a)	(9.8)	(0.1)	(7.0)	(0.2)
Income (loss) from operations	$51.8	$20.2	$123.7	$89.1
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.2	1.6	2.0	2.7
Add: Amortization of acquired technology	12.3	10.7	35.8	24.2
Add: Amortization of other acquired intangibles	5.6	5.4	16.5	15.0
Add: Equity-based compensation	48.1	24.5	137.6	59.7
Add: Restructuring and transaction-related expenses(c)	0.2	11.0	3.8	17.6
Add: Integration costs and acquisition-related expenses(d)	0.1	5.1	1.6	12.0
Adjusted Operating Income	$118.4	$78.4	$320.9	$220.2
Less: Interest expense, net	(11.6)	(13.9)	(35.1)	(30.5)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	(0.6)	0.1	(2.4)	0.1
Add (less): Benefit (expense) from income taxes	(32.1)	(45.5)	(55.6)	(101.4)
Add (less): Tax impacts of adjustments to net income (loss)	22.7	31.8	27.0	69.5
Adjusted Net Income	$96.8	$50.7	$254.7	$157.8

Shares for Adjusted Net Income Per Share(e)	411	406	410	405
Adjusted Net Income Per Share	$0.24	$0.13	$0.62	$0.39
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2022, this expense related primarily to transition and retention payments related to 2021 and 2022 acquisitions. For the three and nine months ended September 30, 2021, this expense related primarily to cost incurred related to 2021 acquisitions, as well as impairment and accelerated depreciation related to the Company’s Waltham office relocation.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three and nine months ended September 30, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the three and nine months ended September 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Cost of service	$—	$0.6	$0.2	$1.8
Sales and marketing	—	1.9	0.5	2.9
Research and development	0.1	1.7	0.5	5.4
General and administrative	—	0.8	0.3	1.8
Total integration costs and acquisition-related compensation	$0.1	$5.1	$1.6	$12.0
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Income (loss) from operations	$51.8	$20.2	$123.7	$89.1
Adjusted Operating Income	$118.4	$78.4	$320.9	$220.2

Revenue	$287.6	$197.6	$796.4	$524.9
Impact of fair value adjustments to acquired unearned revenue	0.2	1.6	2.0	2.7
Revenue for adjusted operating margin calculation	$287.8	$199.2	$798.4	$527.5
Operating Income Margin	18%	10%	16%	17%
Adjusted Operating Income Margin	41%	39%	40%	42%
Adjusted Operating Income for the three months ended September 30, 2022 was $118.4 million and represented an Adjusted Operating Income Margin of 41%. Adjusted Operating Income for the three months ended September 30, 2021 was $78.4 million and represented an Adjusted Operating Income Margin of 39%. The increase of $40.0 million, or 51%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin increased to 41% in the three months ended September 30, 2022 from 39% in the three months ended September 30, 2021 due to realization of operating leverage, strengthening U.S. Dollar, and other efficiencies enabled by acquisitions.
Adjusted Operating Income for the nine months ended September 30, 2022 was $320.9 million and represented an Adjusted Operating Income Margin of 40%. Adjusted Operating Income for the nine months ended September 30, 2021 was $220.2 million and represented an Adjusted Operating Income Margin of 42%. The increase of $100.7 million, or 46%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 40% in the nine months ended September 30, 2022 from 42% in the nine months ended September 30, 2021 due to incremental investment in research & development relative to sales related to new services and acquisitions and incremental investment in sales & marketing capacity that has helped accelerate revenue growth, as well as general and administration costs to support incremental public company related requirements.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Net income (loss)	$17.9	$(40.9)	$40.0	$(50.3)
Add (less): Expense (benefit) from income taxes	32.1	45.5	55.6	101.4
Add: Interest expense, net	11.6	13.9	35.1	30.5
Add: Loss on debt modification and extinguishment	—	1.8	—	7.7
Add: Depreciation	4.8	2.9	12.9	10.4
Add: Amortization of acquired technology	12.3	10.7	35.8	24.2
Add: Amortization of other acquired intangibles	5.6	5.4	16.5	15.0
EBITDA	$84.3	$39.3	$195.9	$138.9
Add (less): Other expense (income), net(a)	(9.8)	(0.1)	(7.0)	(0.2)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.2	1.6	2.0	2.7
Add: Equity-based compensation expense	48.1	24.5	137.6	59.7
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	0.2	11.0	3.8	15.6
Add: Integration costs and acquisition-related expenses(d)	0.1	5.1	1.6	12.0
Adjusted EBITDA	$123.2	$81.3	$333.7	$228.6
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three and nine months ended September 30, 2022, this expense related primarily to transition and retention payments related to 2021 and 2022 acquisitions. For the three and nine months ended September 30, 2021, this expense related primarily to cost incurred related to 2021 acquisitions, as well as impairment and accelerated depreciation related to the Company’s Waltham office relocation.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three and nine months September 30, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the three and nine months ended September 30, 2021, this expense related to retention awards from the acquisitions of Clickagy and Everstring, as well as cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Cost of service	$—	$0.6	$0.2	$1.8
Sales and marketing	—	1.9	0.5	2.9
Research and development	0.1	1.7	0.5	5.4
General and administrative	—	0.8	0.3	1.8
Total integration costs and acquisition-related compensation	$0.1	$5.1	$1.6	$12.0
Adjusted EBITDA for the three months ended September 30, 2022 was $123.2 million, an increase of $41.9 million, or 52%, relative to the three months ended September 30, 2021. This increase was driven primarily from the growth in revenue and additional customers in 2022 and 2021.
Adjusted EBITDA for the nine months ended September 30, 2022 was $333.7 million, an increase of $105.2 million, or 46%, relative to the nine months ended September 30, 2021. This increase was driven primarily from the growth in revenue and additional customers in 2022 and 2021.
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

Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Revenue	$287.6	$197.6	$796.4	$524.9

Cost of service:
Cost of service(1)	35.9	27.2	103.4	72.1
Amortization of acquired technology	12.3	10.7	35.8	24.2
Gross profit	239.4	159.7	657.2	428.6

Operating expenses:
Sales and marketing(1)	96.4	65.3	275.7	164.0
Research and development(1)	54.2	34.4	149.3	78.8
General and administrative(1)	31.2	23.4	88.2	64.1
Amortization of other acquired intangibles	5.6	5.4	16.5	15.0
Restructuring and transaction-related expenses	0.2	11.0	3.8	17.6
Total operating expenses	187.6	139.5	533.5	339.5
Income (loss) from operations	51.8	20.2	123.7	89.1

Interest expense, net	11.6	13.9	35.1	30.5
Loss on debt modification and extinguishment	—	1.8	—	7.7
Other (income) expense, net	(9.8)	(0.1)	(7.0)	(0.2)
Income (loss) before income taxes	50.0	4.6	95.6	51.1
Income tax expense (benefit)	32.1	45.5	55.6	101.4
Net income (loss)	$17.9	$(40.9)	$40.0	$(50.3)
Less: Net income (loss) attributable to noncontrolling interests	—	(0.3)	—	(22.2)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$17.9	$(40.6)	$40.0	$(28.1)
__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2022	2021	2022	2021
Cost of service	$5.1	$2.8	$14.7	$9.5
Sales and marketing	19.2	9.5	55.7	25.1
Research and development	17.0	7.4	47.9	13.2
General and administrative	6.8	4.8	19.3	11.9
Total equity-based compensation expense	$48.1	$24.5	$137.6	$59.7

Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021
Revenue. Revenue was $287.6 million for the three months ended September 30, 2022, an increase of $90.0 million, or 46%, as compared to $197.6 million for the three months ended September 30, 2021. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Revenue from acquired products in the first 12 months post-acquisition contributed $7.8 million for the three months ended September 30, 2022.
Cost of Service. Cost of service was $48.2 million for the three months ended September 30, 2022, an increase of $10.3 million, or 27%, as compared to $37.9 million for the three months ended September 30, 2021. The increase was primarily due to additional headcount and related salaries and benefit expenses, increased hosting expense to support new and growing customers, increased amortization of acquired technology related to 2021 and 2022 acquisitions, and increased equity-based compensation expense.
Operating Expenses. Operating expenses were $187.6 million for the three months ended September 30, 2022, an increase of $48.1 million, or 34%, as compared to $139.5 million for the three months ended September 30, 2021. Excluding equity-based compensation expenses, operating expenses were $144.6 million for the three months ended September 30, 2022, an increase of $26.8 million, or 23%, as compared to $117.8 million for the three months ended September 30, 2021. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $21.4 million, or 38%, to $77.2 million for the three months ended September 30, 2022, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales and support acquired products, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding equity-based compensation) of $10.2 million, or 38%, to $37.2 million for the three months ended September 30, 2022, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services and acquired products;
•an increase in general and administrative expense (excluding equity-based compensation) of $5.8 million, or 31%, to $24.4 million for the three months ended September 30, 2022, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization;
•an increase in amortization of acquired intangibles expense of $0.2 million, or 4%, to $5.6 million for the three months ended September 30, 2022, due to amortization expense related to intangible assets from 2022 acquisitions; and
•restructuring and transaction-related expense of $0.2 million for the three months ended September 30, 2022. This represented a decrease of $10.8 million, or 98%, as compared to expense of $11.0 million for the three months ended September 30, 2021, which were primarily comprised of costs incurred related to 2021 acquisitions.
Equity-based Compensation Expense. Equity-based compensation expense was $48.1 million for the three months ended September 30, 2022, an increase of $23.6 million, or 96%, as compared to $24.5 million for the three months ended September 30, 2021, primarily due to increased headcount.
Other (income) expense, net. Other income was $9.8 million for the three months ended September 30, 2022, an increase of $9.7 million, as compared to $0.1 million for the three months ended September 30, 2021, primarily due to a TRA remeasurement gain recognized in 2022.
Interest Expense, Net. Interest expense, net was $11.6 million for the three months ended September 30, 2022, a decrease of $2.3 million, or 17%, as compared to $13.9 million for the three months ended September 30, 2021. The decrease was primarily due to increases in deposit rates that drove incremental interest income, and commencement of forward-starting hedges (refer to Note 9 - Derivatives and Hedging Activities).

Income Tax Expense (Benefit). Expense from income taxes for the three months ended September 30, 2022 was $32.1 million, representing an effective tax rate of 64.2%, as compared to expense from income taxes of $45.5 million for the three months ended September 30, 2021, representing an effective tax rate of 989.1%. The decrease in the effective tax rate was primarily due to the non-recurring 2021 recognition of non-cash tax expense resulting from shifts in GAAP basis from a non-taxable entity to a taxable entity, The current quarter's effective tax rate largely exceeds the U.S. federal statutory rate due to the impact of state law changes and certain compensation expense that will not have a corresponding tax deduction.
Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021
Revenue. Revenue was $796.4 million for the nine months ended September 30, 2022, an increase of $271.5 million, or 52%, as compared to $524.9 million for the nine months ended September 30, 2021. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Revenue from acquired products in the first 12 months post-acquisition contributed $40.7 million for the nine months ended September 30, 2022.
Cost of Service. Cost of service was $139.2 million for the nine months ended September 30, 2022, an increase of $42.9 million, or 45%, as compared to $96.3 million for the nine months ended September 30, 2021. The increase was primarily due to additional headcount and related salaries and benefit expenses, increased hosting expense to support new and growing customers, increased amortization of acquired technology related to 2022 acquisitions, and increased equity-based compensation expense.
Operating Expenses. Operating expenses were $533.5 million for the nine months ended September 30, 2022, an increase of $194.0 million, or 57%, as compared to $339.5 million for the nine months ended September 30, 2021. Excluding equity-based compensation expenses, operating expenses were $410.6 million for the nine months ended September 30, 2022, an increase of $121.3 million, or 42%, as compared to $289.3 million for the nine months ended September 30, 2021. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $81.1 million, or 58%, to $220.0 million for the nine months ended September 30, 2022, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales and support acquired products, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers, and advertising expenses;
•an increase in research and development expense (excluding equity-based compensation) of $35.8 million, or 55%, to $101.4 million for the nine months ended September 30, 2022, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services and acquired products;
•an increase in general and administrative expense (excluding equity-based compensation) of $16.7 million, or 32%, to $68.9 million for the nine months ended September 30, 2022, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization;
•an increase in amortization of acquired intangibles expense of $1.5 million, or 10%, to $16.5 million for the nine months ended September 30, 2022, due to amortization expense related to intangible assets from 2021 and 2022 acquisitions; and
•restructuring and transaction-related expense of $3.8 million for the nine months ended September 30, 2022, primarily due to transition and retention payments and other costs incurred related to 2021 and 2022 acquisitions. This represented a decrease of $13.8 million, or 78%, as compared to expense of $17.6 million for the nine months ended September 30, 2021, which largely represented costs incurred related to 2021 acquisitions and impairment and accelerated depreciation related to the Company’s Waltham office relocation.

Equity-based Compensation Expense. Equity-based compensation expense was $137.6 million for the three months ended September 30, 2022, an increase of $77.9 million, or 130%, as compared to $59.7 million for the nine months ended September 30, 2021, primarily due to increased headcount.
Other (income) expense, net. Other income was $7.0 million for the three months ended September 30, 2022, an increase of $6.8 million, as compared to $0.2 million for the nine months ended September 30, 2021, primarily due to a TRA remeasurement gain recognized in 2022.
Interest Expense, Net. Interest expense, net was $35.1 million for the nine months ended September 30, 2022, an increase of $4.6 million, or 15%, as compared to $30.5 million for the nine months ended September 30, 2021. The increase was primarily due to increases in the amount of total debt, attributable to the July 2021 issuances of Senior Notes and additional First Lien principal.
Income Tax Expense (Benefit). Expense from income taxes for the nine months ended September 30, 2022 was $55.6 million, representing an effective tax rate of 58.1%, as compared to expense from income taxes of $101.4 million for the nine months ended September 30, 2021, representing an effective tax rate of 198.4%. The decrease in the effective tax rate was primarily due to the non-recurring 2021 recognition of non-cash tax expense resulting from shifts in GAAP basis from a non-taxable entity to a taxable entity,
Liquidity and Capital Resources
As of September 30, 2022, we had $406.3 million of cash and cash equivalents, $32.4 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Condensed Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2022, we had unearned revenue of $381.2 million, of which $379.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
($ in millions)	2022	2021
Net cash provided by (used in) operating activities	$296.9	$228.1
Net cash provided by (used in) investing activities	(180.3)	(739.4)
Net cash provided by (used in) financing activities	(18.3)	442.9
Net increase (decrease) in cash and cash equivalents and restricted cash	$98.3	$(68.4)
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $296.9 million for the nine months ended September 30, 2022 as a result of net income of $40.0 million, adjusted by non-cash charges of $292.2 million and the change in our operating assets net of operating liabilities of $35.3 million. The non-cash charges are primarily comprised of equity-based compensation of $137.6 million, depreciation and amortization of $65.2 million, amortization of deferred commission costs of $47.4 million, and a decrease in deferred tax assets net of deferred tax liabilities of $47.5 million, partially offset by tax receivable agreement remeasurement of $9.5 million. The change in operating assets net of operating liabilities was primarily the result of an increase in deferred costs and other assets of $55.5 million, and a decrease in accrued expenses and other liabilities of $11.2 million, partially offset by a decrease in accounts receivable of $22.6 million and an increase in unearned revenue of $10.2 million.

Net cash provided by operations was $228.1 million for the nine months ended September 30, 2021 as a result of a net loss of $50.3 million, adjusted by non-cash charges of $238.3 million and partially offset by the change in our operating assets net of operating liabilities of $40.1 million. The non-cash charges were primarily comprised of a decrease in deferred tax assets net of deferred tax liabilities of $84.5 million, equity-based compensation of $59.7 million, depreciation and amortization of $49.6 million, and amortization of deferred commission costs of $29.3 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $55.0 million, an increase in accounts payable of $11.8 million, and a decrease in accounts receivable of $7.2 million, partially offset by an increase in deferred costs and other assets of $33.5 million.
Restructuring and transaction-related cash costs for the nine months ended September 30, 2022 primarily related to transaction costs related to 2021 and 2022 acquisitions and tax payments related to entity conversions, which are not expected to recur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the nine months ended September 30, 2022, and 2021, we incurred the following cash expenditures:

	Nine Months Ended September 30,
($ in millions)	2022	2021
Cash interest expense	$44.0	$26.3
Restructuring and transaction-related expenses paid in cash(a)	$12.6	$19.3
Integration costs and acquisition-related compensation paid in cash(b)	$3.0	$4.7
$44.0
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the nine months ended September 30, 2022, these payments related primarily to transition bonuses paid related to 2021 and 2022 acquisitions offset by payment received for the Waltham sublease termination. For the nine months ended September 30, 2021, these payments related primarily to transaction costs related to 2021 acquisitions and tax payments related to entity conversions.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the nine months ended September 30, 2022, these payments related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the nine months ended September 30, 2021, these payments related primarily to cash vesting payments from the acquisition of Pre-Acquisition ZI and retention awards payable to acquired employees.
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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the nine months ended September 30, 2022 was $180.3 million, consisting of cash paid for acquisitions of $143.7 million, purchases of short-term investments of $40.7 million, purchases of property and equipment and other assets of $22.5 million, partially offset by maturities of short-term investments of $26.6 million.
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

Cash Flows from (used in) Financing Activities
Cash used in financing activities for the nine months ended September 30, 2022 was $18.3 million, primarily comprised of payments of taxes related to net share settlement of equity awards of $12.7 million, payments related to our tax receivable agreements of $5.0 million, payments of deferred consideration of $1.1 million, payments of issuance fees from prior transactions of $0.7 million, partially offset by proceeds from exercise of stock options of $1.2 million.
Cash provided by financing activities for the nine months ended September 30, 2021 was $442.9 million, consisting of proceeds from debt of $1,071.8 million, partially offset by payments on long-term debt of $581.4 million, tax distributions to equity partners of $19.9 million, payments of debt issuance and modification costs of $11.4 million, and payments of deferred consideration of $9.4 million.
Refer to Note 8 - Financing Arrangements of our consolidated financial statements for additional information related to each of our borrowings.
Debt Obligations
As of September 30, 2022, the aggregate remaining balance of $600.0 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026. As of September 30, 2022, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for LIBOR Based Loans, depending on the Company’s leverage. The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.00% to 2.25% for LIBOR Based Loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 5.83% and 3.41% as of September 30, 2022 and December 31, 2021, respectively.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended September 30, 2022 was $423.4 million. Our total net leverage ratio to Adjusted EBITDA as of September 30, 2022 was 1.9x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,250.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	444.8
Net Debt	$805.2
Trailing Twelve Months (TTM) Adjusted EBITDA	$423.4
Total net leverage ratio to Adjusted EBITDA	1.9x
Our consolidated first lien net leverage ratio is defined in our First Lien Credit Agreement as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended September 30, 2022 was $512.0 million. Our consolidated first lien net leverage ratio as of September 30, 2022 was 0.3x.

($ in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$600.0
Less: Cash and cash equivalents, and short-term investments	438.7
Net Debt	$161.3
Trailing Twelve Months (TTM) Cash EBITDA	$512.0
Consolidated first lien net leverage ratio	0.3x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended September 30, 2022 was $512.0 million. Our total net leverage ratio to Cash EBITDA as of September 30, 2022 was 1.6x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,250.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	444.8
Net Debt	$805.2
Trailing Twelve Months (TTM) Cash EBITDA	$512.0
Total net leverage ratio to Cash EBITDA	1.6x

Trailing Twelve Months as of
(in millions)	September 30, 2022
Net income (loss)	$185.1
Add (less): Expense (benefit) from income taxes	(39.7)
Add: Interest expense, net	48.5
Add: Loss on debt modification and extinguishment	—
Add: Depreciation	16.2
Add: Amortization of acquired technology	47.0
Add: Amortization of other acquired intangibles	21.8
EBITDA	$278.9
Add (less): Other expense (income), net(a)	(46.0)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	3.8
Add: Equity-based compensation expense	170.8
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	9.8
Add: Integration costs and acquisition-related expenses(d)	6.0
Adjusted EBITDA	$423.4
Add: Unearned revenue adjustment	82.7
Add (less): Cash rent adjustment	2.8
Add (less): Pre-Acquisition EBITDA	1.2
Add (less): Other lender adjustments	1.9
Cash EBITDA	$512.0
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

(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended September 30, 2022, this expense related primarily to cost incurred pursuant to the 2021 and 2022 acquisitions.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the trailing twelve months ended September 30, 2022, this expense related primarily to retention awards from the acquisitions of Clickagy, Everstring, and Insent, professional fees relating to integration projects, and cash vesting payments from the acquisition of Pre-Acquisition ZI. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Trailing Twelve Months as of
(in millions)	September 30, 2022
Cost of service	$0.5
Sales and marketing	3.7
Research and development	0.9
General and administrative	0.9
Total integration costs and acquisition-related compensation	$6.0
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
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Common Stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Intermediate Inc. may make under the tax receivable agreements will be substantial. As of September 30, 2022, the Company had a liability of $3,042.0 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units. During the nine months ended September 30, 2022, we paid a total of $5.0 million pursuant to the Tax Receivable Agreements. There were no payments in the nine months ended September 30, 2021. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. Refer to Note 16 - Tax Receivable Agreements to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
Contractual Obligations and Commitments
As of September 30, 2022, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $340.9 million. Refer to Note 14 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
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

Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on LIBOR. As of September 30, 2022, the total principal balance outstanding was $600.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 - Financing Arrangements of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of September 30, 2022, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change in interest expense over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of September 30, 2022, all cash flow hedging relationships are designated as accounting hedges.
Foreign Currency Exchange Rate Risk
To date, our sales contracts have primarily been denominated in U.S. dollars. We have foreign entities established in Israel, Canada, United Kingdom, India and Australia. The functional currency of these foreign subsidiaries is the U.S. dollar. A stronger U.S. dollar could make our solution more expensive outside the United States and therefore reduce demand, while a weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of currency fluctuations. Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to non-operating income (loss). As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2022, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of Common Stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
July 1 through July 31, 2022	—	$—	—	—
August 1 through August 31, 2022	6,333	$41.97	—	—
September 1 through September 30, 2022	8,332	$45.42	—	—
Total	14,665		—	—
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
Date: November 1, 2022