Form 10-K
period 2022-12-31
ZoomInfo Technologies Inc.
filed 2023-02-16
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $9.2 billion.
As of February 3, 2023, there were 404,291,349 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders of ZoomInfo Technologies Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this report.

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
•“AOCI” refers to Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets.
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
•“SOFR” refers to Secured Overnight Financing Rate.
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
•we experience competition from other companies and technologies that allow companies to gather and aggregate sales, marketing, recruiting, and other data, and competing products and services could surpass ours in depth, breadth, or accuracy of our data or in other respects;

•our current and potential customers may reduce spending on sales, marketing, recruiting and other technology and information as a result of weaker economic conditions, which could harm our revenue, results of operations, and cash flows;
•our platform integrates or otherwise work with third-party systems that we do not control;
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
•new or changing laws and regulations may diminish the demand for our platform, restrict access to our platform, constrain the range of services we can provide, or require us to disclose or provide access to information in our possession, which could harm our business, results of operations, and financial condition;
•if we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our products and services and have an adverse effect on our business, results of operations, and financial condition;
•we may fail to protect and maintain our intellectual property;
•third-parties could use our products and services in a manner that is unlawful or contrary to our values;
•we may be unsuccessful in selling our products or retaining our customers if the quality of our customer service falters;
•our indebtedness could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations;
•interest rate fluctuations may affect our results of operations and financial condition;
•global economic uncertainty and catastrophic events, including global pandemics such as the COVID-19 pandemic, have and may disrupt our business and adversely impact our business and future results of operations and financial condition; and
•the parties to our stockholders agreement have special rights and interests that may conflict with ours or yours in the future.

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
v

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
We are able to deliver high-quality intelligence at scale by leveraging an artificial intelligence (“AI”) and machine learning (“ML”) powered engine that gathers data from millions of sources and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people at scale. This data engine along with our team of research analysts and data scientists enrich our platform by providing deep insights, such as personnel moves, pain points, or planned investments, technologies used by companies, intent signals, decision-maker contact information, advanced attributes (such as time series growth, granular department and location information, and employee trends), organizational charts, news and events, hierarchy information, locations, and funding details. Our customers access insights directly in our platform and can also integrate our data and insights directly into their customer relationship management system (“CRM”) or sales and marketing automation systems, to improve their existing go-to-market processes.
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
Our corporate headquarters are located in Vancouver, Washington. The company has additional offices in Waltham, Massachusetts; Bellevue, Washington; Bethesda, Maryland; Conshohocken, Pennsylvania; Grand Rapids, Michigan; San Mateo, Santa Monica, and San Francisco, California; Melville, New York; Roswell, Georgia; Tel Aviv and Ra’anana, Israel; Toronto, Canada; Chennai, India; and London, England. Our primary website address is www.zoominfo.com. The information on our website is not incorporated herein or otherwise a part of this Annual Report on Form 10-K.
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

This 360-degree view of key business insights provides detailed understanding, and coupled with our analytics, shortens sales cycles and increases win rates by enabling sellers, marketers, and recruiters to deliver the right message, to the right person, at the right time. Our intelligence is kept up to date in real time. This is accomplished through a combination of robust systems and processes leveraging AI, ML, and our proprietary human-in-the-loop approach.
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

Our Customers
Our large and diversified customer base spans a wide variety of industry verticals, including software, business services, manufacturing, telecommunications, financial services, media and internet, transportation, education, hospitality, and real estate. Our customers range from the largest global enterprises, to mid-market companies, down to small businesses. No single customer contributed more than 1% of revenue for the year ended December 31, 2022.
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
Data Privacy and Protection
The business contact information and other data we collect and process are an integral part of our products and services. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the United States, as well as the enactment of European Union’s General Data Protection Regulation (“GDPR”), which took effect in May 2018, the United Kingdom’s transposition of GDPR into its domestic laws following the United Kingdom’s exit from the European Union (“Brexit”) in January 2021, China’s enactment of the Data Security Law (“DSL”) and the Personal Information Protection Law (“PIPL”), which took effect September 2021 and November 2021, respectively, the California Privacy Rights Act of 2020 (“CPRA”), which took effect January 1, 2023 and expanded the California Consumer Privacy Act (“CCPA”), and Virginia’s Consumer Data Protection Act. Additionally, new state privacy laws will become effective in 2023, including the Colorado Privacy Act, the Utah Consumer Privacy Act, and the Connecticut Data Privacy Act. At the federal level, the American Data Privacy and Protection Act was introduced in 2022, which aims to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills and laws, such as consent requirements for entities providing services to the public that collect, store, process, use, or otherwise control sensitive personal information. The FTC has also undertaken proposed rulemaking regarding commercial surveillance and data security, which is intended to address harms to consumers arising from lax data security or commercial surveillance practices. Furthermore, other data privacy or data protection laws or regulations are under consideration in other jurisdictions, both in the form of entirely new laws such as in India, and in the form of updates to existing privacy laws, such as in Canada and Australia. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our customers. These laws are not uniform in the way they define and treat certain data types, including business-to-business data, biometric data or so called “sensitive” data and we must often update our consumer notices and adapt our compliance programs to account for the differences between applicable laws. These laws impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with additional rights around their personal data, and place downstream obligations on our customers relating to their use of the information we provide.

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
Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our vendors, customers, users, or our customers’ customers to decline to provide the data necessary to allow us to offer our services to our customers and users effectively, or could prompt individuals to opt out of our collection of their personal data. Even the perception that the privacy of personal data is not satisfactorily protected or does not meet regulatory requirements could discourage prospective customers from subscribing to our products or services or discourage current customers from renewing their subscriptions.
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
For more information, please read “Risk Factors – Privacy, Security, and Technology Risk Factors - Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services” in Part I, Item 1A of this Annual Report on Form 10-K.
Human Capital
As of December 31, 2022, we had 3,540 employees, consisting of 692 in cost of service, 1,566 in sales and marketing, 918 in research and development, and 364 in general and administrative. Of these, 77% of our employees were located in North America, while 14%, 7%, 2%, and less than 1% were located in the Middle East, Asia, Europe, and Australia, respectively.
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
As of December 31, 2022, our U.S. workforce was approximately 28% ethnically diverse. Ethnically diverse is defined as individuals who self-identify in one or more of the following groups: Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander or Two or More Races or Ethnicities. In addition, 34% of the Company’s U.S. workforce identified as female and 1% identified as non-binary gender.
We are a signatory to the United Nations Global Compact, a global sustainability initiative that calls on companies to align their business practices with ten principles related to human rights, labor, environment, and anti-corruption.
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
Business and Industry Risks
Other companies, including larger and better funded companies with access to significant resources, large amounts of data or data collection methods, and sophisticated technologies may shift their business model to become competitive with us.
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
We experience competition from other companies and technologies that allow companies to gather and aggregate sales, marketing, recruiting, and other data, and competing products and services could surpass ours in depth, breadth, or accuracy of our data or in other respects.
The market for sales, marketing, and recruiting technology and data requires continuous innovation. It is highly competitive, rapidly evolving, and fragmented. There are low barriers to entry, shifting customer needs and strategies, and frequent introductions of new technologies and of new products and services. Many prospective customers have invested substantial resources to implement, and gained substantial familiarity with, competing solutions and therefore may be reluctant or unwilling to migrate from their current solution to ours. Many prospective customers may not appreciate differences in quality between our products and services and those of lower-priced competitors, and many prospects and current customers may not learn the best ways to use our products and services, making them less likely to obtain them or renew their subscriptions. New technologies and products may be or become better or more attractive to current or prospective customers than our products and services in one or more ways. Many current or prospective customers may find competing products or services more attractive, and many may choose or switch to competing products even if we do our best to innovate and provide superior products and services.

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
These risks could be exacerbated by weak economic conditions (including those related to the Russia-Ukraine war and the ongoing COVID-19 pandemic) and lower customer spending on sales and marketing. Weakened economic conditions could also disproportionately increase the likelihood that any given current or prospective customer would choose a lower-price alternative even if our products or services are superior. Some current and potential customers, particularly large organizations, have elected in the past, and may elect in the future, to rely on internal and homegrown databases, develop, or acquire their own software, programs, tools, and internal data quality teams that would reduce or eliminate the demand for our products and services. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition could be adversely affected.
Current or future competitors may seek to develop new methods and technologies for more efficiently gathering, cataloging, or updating business information, which could allow a competitor to create a product comparable or superior to ours, or that takes substantial market share from us, or that creates or maintains databases at a lower cost. We can expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, data predicting, and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data. Our future success will depend, in part, upon our ability to internally develop and implement new and competitive technologies, use leading third-party technologies effectively, and respond to advances in data collection, cataloging and updating.
If we fail to respond to changes in data technology competitors may be able to develop products and services that will take market share from us, and the demand for our products and services, the delivery of our products and services, or our market reputation could be adversely affected.

Our current and potential customers may reduce spending on sales, marketing, recruiting and other technology and information as a result of weaker economic conditions, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales, marketing, and recruiting, which depends in part on the amount of spending allocated by our customers or potential customers on sales, marketing, and recruiting technology and information. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced downturns from time to time, including falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, restricted credit, higher interest rates, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. Market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad as a result of the foregoing events may affect the rate of information technology (“IT”) spending and adversely affect our current and potential customers’ ability or willingness to renew or expand subscriptions or purchase our services, delay prospective customers’ purchasing decisions and thereby elongate our sales cycles, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. Weaker economic conditions can result in customers seeking to utilize free or lower-cost information or services that are available from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, elongated sales cycles resulting in delays and increased sales costs, or non-renewal at the end of a contract term.
Our platform integrates or otherwise works with third-party systems that we do not control.
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
Third-party systems are constantly evolving, it is difficult to predict the challenges that we may encounter in developing our platform for use in conjunction with such third-party systems, and we may not be able to modify our integrations to assure its compatibility with the systems of other third parties following any of their changes to their systems. Some operators of CRM and similar systems may cease to permit our access or the integration of our platform to their systems. If Salesforce.com were to refuse to permit our integration to access its APIs, for example, this integration would not function, and our customers’ experience would be hampered. Without a convenient way for our customers to integrate our products and services with products and services such as Salesforce.com, current customers may be less likely to renew or upgrade their subscriptions, prospective customers may be less likely to acquire subscriptions, or our products and services may not command the prices that we anticipate.

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
Moreover, our business is subscription-based, and therefore our customers are not obligated to, and may not, renew their subscriptions after their existing subscriptions expire or may renew at a lower price, including if such customers choose to reduce their data access rights under their subscription, reduce the products or services to which they have access, or reduce their number of users. Most of our subscriptions are sold for a one-year term, though some organizations purchase a multi-year subscription plan. While many of our subscriptions provide for automatic renewal, our customers may opt-out of automatic renewal and customers have no obligation to renew a subscription after the expiration of the term. Our customers may or may not renew their subscriptions as a result of a number of factors, including their satisfaction or dissatisfaction with our products and services, decreases in the number of users at the organization, our pricing or pricing structure, the pricing or capabilities of the products and services offered by our competitors, the effects of general economic conditions, whether related to COVID-19 or not, or reductions in our paying customers’ spending levels. In addition, our customers may renew for fewer subscriptions, renew for shorter contract lengths if they were previously on multi-year contracts, or switch to lower cost offerings of our products and services. It is difficult to predict attrition rates given our varied customer base of enterprise, mid-market, and small business customers. Our attrition rates may increase or fluctuate as a result of a number of factors. If customers do not renew their subscriptions or renew on less favorable terms or fail to add more users, or if we fail to expand subscriptions of existing customers, our revenue may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.

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
As part of our business strategy, from time to time we make investments in, or acquisitions of, complementary businesses, services, databases, and technologies, and we expect that we will continue to make such investments and acquisitions in the future to further grow our business and our product and service offerings. Our strategy to make selective acquisitions to complement or expand our platform depends on our ability to identify, and the availability of, suitable acquisition candidates. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all.
Acquisitions and other transactions, arrangements, and investments also involve numerous risks and could create unforeseen operating difficulties and expenditures, including, but not limited to:
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
Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments, we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, may affect our ability to complete subsequent acquisitions or investments and may affect the risks of owning our common stock. For example, if we finance acquisitions by issuing equity or convertible debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our common stock.
If we fail to maintain, upgrade, or implement adequate operational and financial resources, including our IT systems, we may be unable to execute our business plan.
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
To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures, including our IT systems. We will continue to require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources.
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
We also depend on IT systems to operate our business, and issues with maintaining, upgrading or implementing these systems, could have a material adverse effect on our business. Our business has grown and continues to grow in size and complexity, which places significant demands on our IT systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs. In 2022, we began implementation of a new enterprise resource planning (“ERP”) software system which will replace certain existing business, operational, and financial processes and systems. This ERP implementation project and other IT systems projects have required and may continue to require investment of capital and human resources, the re-engineering of business processes, and the attention of many employees who would otherwise be focused on other areas of our business. This system change entails certain risks, including difficulties with changes in business processes that could disrupt our operations. Delays in integration or disruptions to our business from implementation of new or upgraded systems could have a material adverse impact on our financial condition, operating results, and our ability to accurately report our financial condition, operating results or cash flows.

If the information we rely upon to run our businesses were to be found to be inaccurate or unreliable, if we fail to maintain or protect our IT systems and data integrity effectively, if we fail to develop and implement new or upgraded systems to meet our business needs in a timely manner, or if we fail to anticipate, plan for or manage significant disruptions to these systems, our competitive position could be harmed, we could have operational disruptions, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, have regulatory sanctions or penalties imposed or other legal problems, incur increased operating and administrative expenses, lose revenues as a result of a data privacy breach or theft of intellectual property or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract, integrate and retain these and other highly skilled employees could harm our business.
Our success depends largely upon the continued services of our executive officers and other key employees, including newly hired personnel. We rely on our leadership team in the areas of research and development, operations, security, analytics, marketing, sales, customer experience, and general and administrative functions and on individual contributors in our research and development and operations. Due to the high growth rate of our business and other factors, from time to time, there have been, and may continue to be, changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or key employees could harm our business. Changes in our executive management team, or failure or delay in integrating new members of the executive management team and other key employees into our business, may also cause disruptions in, and harm to, our business.
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

Also, as we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various offices around the world and maintaining our company culture across multiple offices. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.
Privacy, Technology, and Security Risk Factors
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
Our exposure to risks associated with various claims, including the use of intellectual property, may be greater if we acquire other companies or technologies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired a company or technology that had not been asserted prior to our acquisition.
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

In addition, we may be required to spend significant resources to monitor and protect our contractual, property, and other rights, including collection of payments and fees. Litigation has been and may be necessary in the future to enforce such rights. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of our rights. Furthermore, our efforts to enforce our rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of such rights. Our inability to protect our rights, as well as any costly litigation or diversion of our management’s attention and resources, could have an adverse effect on our business, results of operations, and financial condition or injure our reputation.
Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services.
Our products and services rely heavily on the collection and use of information to provide effective insights to our customers and users. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the United States, as well as the enactment of GDPR, which took effect in May 2018, the United Kingdom’s transposition of GDPR into its domestic laws following Brexit in January 2021, China’s enactment of the DSL and the PIPL, which took effect September 2021 and November 2021, respectively, the CPRA, which took effect January 1, 2023 and expands the CCPA, and Virginia’s Consumer Data Protection Act, which also took effect January 1, 2023. Additionally, new state privacy laws will become effective in 2023, including Virginia’s Consumer Data Protection Act, the Colorado Privacy Act, the Utah Consumer Privacy Act, and the Connecticut Data Privacy Act. Furthermore at the federal level, the American Data Privacy and Protection Act was introduced in 2022, which seeks to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills and laws, such as consent requirements for entities providing services to the public that collect, store, process, use, or otherwise control sensitive personal information. The FTC has also undertaken proposed rulemaking regarding commercial surveillance and data security, which is intended to address harms to consumers arising from lax data security or commercial surveillance practices. Other data privacy or data protection laws or regulations are under consideration in other jurisdictions, both in the form of entirely new laws such as in India, and in the form of updates to existing, less onerous privacy laws, such as in Canada and Australia. We anticipate that federal, state and international regulators will continue to enact legislation related to privacy and cybersecurity. These laws may impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with additional rights around their personal data, and place downstream obligations on our customers relating to their use of the information we provide.

Certain of our activities could be found by a government or regulatory authority to be noncompliant in the future with one or more data protection or data privacy laws, even if we have implemented and maintained a strategy that we believe to be compliant. These complex laws may be implemented, interpreted, or enforced in a non-uniform or inconsistent way across jurisdictions and we may not be aware of every development that impacts our business. These laws also may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services and may require us to make additional changes to our services in order for us or our customers to comply with such legal requirements and may also increase our potential liability as a result of higher potential penalties for noncompliance.

The costs of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather personal data needed to provide our products and services, delay or impede the development of new products and services , negatively impact the use or adoption of our products and services, reduce overall demand for our products and services, make it more difficult for us to meet expectations from or commitments to customers and users, or slow the pace at which we close sales transactions, any of which could harm our business. Our actual or alleged failure to comply with applicable privacy or data security laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations. Further, these laws may require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process personal data or, in some cases, impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. Cross-border data transfers and the use of data transfer mechanisms now involve additional compliance steps and in the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.
Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding data privacy and may cause our vendors, customers, users, or our customers’ customers to decline to provide the data necessary to allow us to offer our services to our customers and users effectively, or could prompt individuals to opt out of our collection of their personal data. Concern regarding our use of the personal data collected on our websites or collected when performing our services could keep prospective customers from subscribing to our services. Further, our customers may view alternative data transfer mechanisms as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us. For example, some of our customers or potential customers in the European Union may require their vendors to host all personal data within the European Union and may decide to do business with one of our competitors who hosts personal data within the European Union instead of doing business with us. Any inability to transfer personal data from the European Union to the United States in compliance with data protection laws may impede our ability to attract and retain customers and adversely affect our business. Even the perception that the privacy of personal data is not satisfactorily protected or does not meet regulatory requirements could discourage prospective customers from subscribing to our products or services or discourage current customers from renewing their subscriptions
We also may be subject to additional risks associated with data security breaches or other incidents, in particular because certain data privacy laws, including the CPRA, grant individuals a private right of action arising from certain data security incidents. If so, in addition to the possibility of fines, lawsuits, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our products and services, which could harm our business.
Industry-wide incidents or incidents with respect to our websites, including misappropriation of third-party information, security breaches, or changes in industry standards, regulations, or laws, could deter people from using the internet or our websites to conduct transactions that involve the transmission of personal information, which could harm our business. We also receive data from third-party vendors (e.g., other data brokers). While we have implemented certain contractual measures with such vendors to protect our interests, we are ultimately unable to verify with complete certainty the source of such data, how it was received, and that such information was collected and is being shared with us in compliance with all applicable data privacy laws.

New or changing laws and regulations may diminish the demand for our platform, restrict access to our platform or require us to disclose or provide access to information in our possession, which could harm our business, results of operations, and financial condition.
Our platform depends on the ability of our users to access the internet and our platform could be blocked or restricted in some countries for various reasons. Further, it is possible that governments of one or more foreign countries may seek to limit access to or certain features of our platform in their countries, or impose other restrictions that may affect the availability of our platform, or certain features of our platform, in their countries for an extended period of time or indefinitely. For example, Russia and China are among a number of countries that have blocked certain online services, including Amazon Web Services (which is one of our cloud hosting providers), making it very difficult for such services to access those markets. Additionally, in August 2021, China adopted the PIPL, which took effect on November 1, 2021. The PIPL introduces a legal framework similar to the GDPR and is viewed as the beginning of a comprehensive system for the protection of personal information in China. In addition, governments in certain countries may seek to restrict or prohibit access to our platform if they consider us to be in violation of their laws (including privacy laws) and may require us to disclose or provide access to information in our possession. If we fail to anticipate developments in the law or fail for any reason to comply with relevant law, our platform could be further blocked or restricted and we could be exposed to significant liability that could harm our business. In the event that access to our platform is restricted, in whole or in part, in one or more countries or our competitors are able to successfully penetrate geographic markets that we cannot access, our ability to add new customers or renew or grow the subscriptions of existing customers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated and our business, results of operations, and financial condition could be adversely affected.
The future success of our business also depends upon the continued use of the internet as a primary medium for commerce, communication, and business applications. Federal, state, or foreign governmental bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium, including with respect to the adoption and repeal of “net neutrality” rules. The adoption of any laws or regulations that could reduce the growth, popularity, or use of the internet, including laws or practices limiting internet neutrality, could decrease the demand for, or the usage of, our products and services, increase our cost of doing business, and harm our results of operations. Changes in these laws or regulations could require us to modify our platform, or certain aspects of our platform, in order to comply with these changes. In addition, government agencies or private organizations have imposed and may impose additional taxes, fees, or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally or result in reductions in the demand for internet-based products such as ours. In addition, the use of the internet as a business tool could be harmed due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease-of-use, accessibility, and quality of service. Internet access is also frequently provided by companies that have significant market power that could take actions that degrade, disrupt, or increase the cost of user access to our platform, which would negatively impact our business. We could also incur greater operating expenses and our user acquisition and retention could be negatively impacted if network operators implement usage-based pricing, discount pricing for competitive products or otherwise try to monetize or control access to their networks. Further, our platform depends on the quality of our users’ access to the internet. To the extent the quality of that access is diminished, for whatever reason, demand for our platform could also be diminished.

If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our products and services and have an adverse effect on our business, results of operations, and financial condition.
Our success depends on our customers’ confidence in the depth, breadth, and accuracy of our data. The task of establishing and maintaining accurate data is challenging and expensive. The depth, breadth, and accuracy of our data differentiates us from our competitors. Our standard contract with customers includes a quality guarantee pursuant to which a customer would have the right to terminate its subscription and we could be obligated to reimburse certain payments if the accuracy of our data were to fall below a certain threshold. If our data, including the data we obtain from third parties and our data extraction, cleaning, and insights, are not current, accurate, comprehensive, or reliable, it would increase the likelihood of negative customer experiences, which in turn would reduce the likelihood of customers renewing or upgrading their subscriptions and harm our reputation, making it more difficult to obtain new customers. In addition, if we are no longer able to maintain our high level of accuracy, we may face legal claims by our customers which could have an adverse effect on our business, results of operations, and financial condition.
We also have a number of sources contributing to the depth, breadth, and accuracy of the data on our platform including our contributory network. All of our free Community Edition users must participate in our contributory network to get access to data. Similarly, many of our paying customers participate in our contributory network to improve the quality of the data within their CRM and similar systems. Community Edition users may cease to participate in our contributory network after deciding not to continue using our Community Edition. Our paying customers, including those who have migrated from the Community Edition, may elect not to participate for various reasons, including their sensitivity to sharing information within our contributory network or their determination that the benefits from sharing do not outweigh the potential harm from sharing. If we are not able to attract new participants or maintain existing participants in our contributory network, our ability to effectively gather new data and update and maintain the accuracy of our database could be adversely affected. Additionally, the CPRA, other state laws coming into effect in 2023, and other legal and regulatory changes are making, or will make, it easier for individuals to opt-out of having their personal data collected. Although we already honor opt-our requests globally, such legal and regulatory changes could increase public awareness of this option, resulting in higher rates of opting out. Third-party intermediaries have emerged, and may continue to emerge, that offer services involving opting individuals out of their personal data being collected at scale (i.e., from all platforms, including ours). Consequently, our ability to grow our business may be harmed and our results of operations and financial condition could suffer.
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

Current laws may not provide for adequate protection of our platform or data. In addition, legal standards relating to the validity, enforceability, and scope of protection of proprietary rights in internet-related businesses are uncertain and evolving, and changes in these standards may adversely impact the viability or value of our proprietary rights. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our platform, or certain aspects of our platform may be unenforceable under the laws of certain jurisdictions. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our data or certain aspects of our platform, or our data may increase. Further, competitors, foreign governments, foreign government-backed actors, criminals, or other third parties may gain unauthorized access to our proprietary information and technology. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
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
Threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated and have increased in scope and frequency. Our products and services, as well as our servers and computer systems and those of third parties that we rely on in our operations could be vulnerable to cybersecurity risks and threats or other events that could disrupt our IT systems and/or subject us to liability such as manmade or natural disasters (including those as a result of climate change) or software vulnerabilities like Apache “Log4j,” which was identified in December 2021 and has affected thousands of businesses worldwide. In addition, many of our employees work remotely, which increases our cyber security risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions.
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
Such events could result in the release to the public of confidential information about our operations and financial condition and performance. Actual or perceived breaches of our security could subject us to regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations and other liabilities. Moreover, a security compromise or ransomware event could require us to devote significant management resources to address the problems created by the issue and to expend significant additional resources to upgrade further the security measures we employ to guard personal and confidential information against cyber-attacks and other attempts to access or otherwise compromise such information and could result in a disruption of our operations, particularly our digital operations. Any such incident could also materially damage our reputation and harm our business, results of operations and financial condition. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, we may be subject to additional liability risks associated with data security breaches or other incidents by virtue of the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents

Technical problems or disruptions that affect either our customers’ ability to access our services, or the software, internal applications, database, and network systems underlying our services, could damage our reputation and brands and lead to reduced demand for our products and services, lower revenues, and increased costs.
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
Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, security breaches, computer viruses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, earthquakes, and similar events. The occurrence of any of the foregoing events could result in damage to or failure of our systems and hardware. These risks may be increased with respect to operations housed at facilities outside of our direct control, and the majority of the communications, network, and computer hardware used to operate the cloud for our platform are located at facilities maintained by Google or Amazon, which we do not own or control.
Interruptions or delays in services from third parties, including data center hosting facilities, internet infrastructure, cloud computing platform providers, and other hardware and software vendors, or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.
Problems faced or caused by our IT service providers, including content distribution service providers, private network providers, internet providers, third-party web-hosting providers, third-party data center hosting facilities, and cloud computing platform providers. or with the systems by which they allocate capacity among their customers (as applicable), could adversely affect the experience of our users. These hardware, software, data, and cloud computing systems may not continue to be available at reasonable prices, on commercially reasonable terms, or at all. Damage to, or failure of, these systems, or systems upon which they depend such as internet infrastructure, could result in interruptions in our services. If our third-party service providers are unable to keep up with our growing needs for capacity, our business could be harmed. Additionally, if these third-party services stop providing services to us or increase rates, we may be unable to find sufficient other third-party providers, which could harm our business. In addition, if distribution channels for our mobile applications experience disruptions, such disruptions could adversely affect the ability of users and potential users to access or update our mobile applications. Any loss of the right to use any of these hardware, software, or cloud computing systems could significantly increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license, and integrated into our services.

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
We are subject to requirements under anti-corruption, anti-bribery, and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery, and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business, or otherwise obtaining favorable treatment. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions or sanctions could harm our business, results of operations, and financial condition.
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

Credit and Financial Risks
We generate revenue from sales of subscriptions to our platform and data, and any decline in demand for the types of products and services we offer would negatively impact our business.
For the year ended December 31, 2022 we derived substantially all of our revenue from subscription services and expect to continue to generate revenue from the sale of subscriptions to our platform and data. As a result, the continued use of telephones and email as a primary means of B2B sales, marketing, and recruiting, and the continued use of internet cloud-based platforms to access telephone, email, and related information for such purposes, is critical to our future growth and success. If the sales and marketing information market fails to grow, or grows more slowly than we currently anticipate, or if there is a decrease in the use of telephones and email as primary means of B2B communication, demand for our platform and data would be negatively affected.
Changes in user preferences for sales, marketing, and recruiting platforms may have a disproportionately greater impact on us than if we offered disparate products and services. Demand for sales, marketing, and recruiting platforms in general, and our platform and data in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:
•awareness and acceptance of the sales, marketing, and recruiting platform categories generally, and the growth, contraction and evolution of the categories;
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
We may not be able to accurately forecast the amount and mix of future subscriptions, revenue, and expenses and, as a result, our operating results may fall below our estimates or the expectations of public market analysts and investors. If our revenue or operating results fall below the expectations of investors or securities analysts, or below any guidance we may provide, the price of our common stock could decline.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.
We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our secured credit facilities restrict our ability to incur additional indebtedness, require us to maintain specified minimum liquidity and restrict our ability to pay dividends. The terms of any additional debt financing may be similar or more restrictive. For more information, see “Credit and Financial Risks.”
The variation in the sales cycle of our products may make it difficult to forecast our revenue and evaluate our business and future prospects.
The sales cycle for the evaluation and implementation of our paid versions, which can range from a single day to many months, may cause us to experience a delay between increasing operating expenses and the generation of corresponding revenue, if any. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors, causing our business to suffer and our common stock price to decline.
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
We incur significant costs operating as a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company, which we expect to further increase now that we are no longer an “emerging growth company.” For example, we are subject to the reporting requirements of the Securities Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the rules and regulations of The Nasdaq Global Select Market. Based on the market value of our common stock held by non-affiliates as of the last business day of our fiscal second quarter ended June 30, 2021, we ceased to be an “emerging growth company” as of December 31, 2021. As a result, we have experienced, and expect to continue to experience, additional costs associated with being a public company, including costs associated with compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, the adoption of certain accounting standards upon losing such status, and additional disclosure requirements.

Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of SOX could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.
As a public company, we are required by Section 404 of the Sarbanes-Oxley Act of 2002 to evaluate and determine the effectiveness of our internal controls over financial reporting and provide a management report on the internal controls over financial reporting, which must be attested to by our independent registered public accounting firm. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. We have previously identified and reported a material weakness, and we may identify additional material weaknesses in internal controls in future periods, which could have a material adverse effect on our business, financial condition, and results of operations. Specifically, if we were to have another material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our consolidated financial statements, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales and renewals are not immediately reflected in full in our results of operations.
We recognize revenue from subscriptions to our platform on a straight-line basis over the term of the contract subscription period beginning on the date access to the platform is granted, provided all other revenue recognition criteria have been met. Our subscription arrangements generally have contractual terms requiring advance payment for annual or quarterly periods. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions entered into during previous quarters. Consequently, a decline in new or renewed recurring subscription contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions are not reflected in full in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is typically recognized over the applicable subscription term. By contrast, a majority of our costs are expensed as incurred, which could result in our recognition of more costs than revenue in the earlier portion of the subscription term, and we may not attain profitability in any given period.

We have a history of net losses, we anticipate increasing operating expenses in the future, and we may not be able to achieve and, if achieved, maintain profitability.
While we were profitable in 2021 and 2022, prior to 2021, we incurred net losses in each year since our inception, including net losses of $36.4 million in 2020 and $78.0 million in 2019. We may not continue to achieve or maintain profitability in the future. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase over the next several years as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our partnerships, operations and infrastructure, both domestically and internationally, continue to enhance our platform and develop and expand its features, integrations, and capabilities, and expand and improve our platform. We also intend to continue to build and enhance our platform through both internal research and development and selectively pursuing acquisitions that can contribute to the capabilities of our platform. In addition, as we grow, we will incur additional significant legal, accounting, and other expenses. If our revenue does not increase to offset the expected increases in our operating expenses, we may not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on our platform, any failure to increase our number of paying customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our platform, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to sustain profitability on a consistent basis could cause the value of our common stock to decline.
We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
Our Consolidated Balance Sheets reflects goodwill of $1,692.7 million and $1,575.1 million as of December 31, 2022 and 2021, respectively, and intangible assets, net of $395.6 million and $431.0 million as of December 31, 2022 and 2021, respectively. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:
•underperformance relative to historical or projected future operating results;
•changes in the manner of our use of acquired assets or the strategy for our overall business;
•negative industry or economic trends; or
•declines in our market capitalization relative to net book value for a sustained period.
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

We have a substantial amount of debt, which could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations.
As of December 31, 2022, we had total outstanding indebtedness of approximately $1,250.0 million consisting of outstanding borrowings under our first lien credit facilities. Additionally, we had $250.0 million of availability under our first lien revolving credit facility as of December 31, 2022. Our substantial indebtedness may:
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
Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry, and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control, including those discussed elsewhere in this “Risk Factors” section. Our total principal repayments of debt made in 2022, 2021, and 2020 were $0.0 million, $581.4 million, and $510.9 million, respectively. Our total interest expense, net for 2022, 2021, and 2020 was $47.6 million, $43.9 million, and $69.3 million, respectively. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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
Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. Prior to 2022, interest rates had been at historic lows for several years. During 2022, however, the United States Federal Reserve raised interest rates significantly in an attempt to combat historically high inflation. As a result, we may incur higher interest costs if interest rates continue to increase. We currently utilize, and may in the future utilize, derivative financial instruments such as interest rate swaps to hedge some of our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinue utilizing them at any time. Further, there can be no assurance that the United States Federal Reserve will not raise rates in the future, and any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.
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
New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations and our business, results of operations, and financial condition. For example, the Inflation Reduction Act was enacted into law. This legislation made a number of changes to the Internal Revenue Code, including the addition of a 1% excise tax on repurchases of stock by publicly traded corporations. As a result, if our Board were to approve a share repurchase program, the imposition of this excise tax may increase the cost to us of making repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us or our paying customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our paying customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future paying customers may elect not to purchase our products and services in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our paying customers’ and our compliance, operating, and other costs, as well as the costs of our products and services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business, results of operations and financial condition.
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
Geopolitical Risks
Operations and sales outside the United States expose us to risks inherent in international operations.
Our success depends in part on our ability to expand our sales and operations outside of the United States. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be as receptive to our products and services as we anticipate. We may also experience challenges expanding and operating internationally. A significant increase in international customers or an expansion of our operations into other countries could create additional risks and challenges, including:
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
•different pricing environments;
•different or lesser protection of our intellectual property;
•potential or actual violations of domestic and international anti-corruption laws, export controls, and sanctions regulations, which likelihood may increase with an increase of sales and operations in foreign jurisdictions;

•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes, and other trade barriers; and
•other factors beyond our control, such as terrorism, war, natural disasters, climate change and pandemics, including the COVID-19 pandemic, could result in restrictions on business activity, which may vary significantly by region.
Any of these factors could negatively impact our business and results of operations.
Global economic uncertainty and catastrophic events, including global pandemics such as the COVID-19 pandemic, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.
Recent events, including the ongoing COVID-19 pandemic, significant inflation, supply chain disruption, and the Russia-Ukraine war, have adversely impacted and may continue to adversely impact global financial markets, economies, and business practices. These types of unpredictable events have adversely affected and could adversely affect our business and future results of operations and financial condition due to cancellations and reductions in spend from customers in impacted industries. We experienced and may continue to experience longer sales cycles and more intense scrutiny, particularly for larger purchases and upgrades as customers and prospects re-assess their growth trajectory in light of the changing economic environment.
The COVID-19 pandemic has also adversely affected and may continue to adversely effect how we and our customers and suppliers operate our businesses and our operating results, particularly in light of the potential emergence and spread of more transmissible variants. The extent to which global pandemics, including the ongoing COVID-19 pandemic, impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our employees, customers, suppliers, and other partners. If global economic uncertainty and catastrophic events including the pandemic harm our business and results of operations, many of the other risks described in this Part I, Item 1A of this report may be heightened.

Organizational Structure Risk Factors
ZoomInfo Technologies Inc. is a holding company, its only material asset is its interest in ZoomInfo Intermediate Inc. and ZoomInfo OpCo, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from ZoomInfo OpCo and its subsidiaries to pay taxes, make payments under the tax receivable agreements, and pay dividends.
ZoomInfo Technologies Inc. is a holding company, and has no material assets other than its ownership of common stock of ZoomInfo Intermediate Inc. and of OpCo Units. ZoomInfo Technologies Inc. has no independent means of generating revenue. Although we have no current plans to pay cash dividends on our common stock, deterioration in the financial condition, earnings or cash flow of ZoomInfo OpCo and its subsidiaries for any reason could limit or impair their ability to pay such distributions in the future. Additionally, to the extent that ZoomInfo Technologies Inc. needs funds, and ZoomInfo OpCo is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
We have no current plans to pay cash dividends on our common stock. Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results, and financial condition, current and anticipated cash needs, plans for expansion, and any legal or contractual limitations on our ability to pay dividends. Our existing secured credit facilities include and any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, ZoomInfo MidCo LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo MidCo LLC (with certain exceptions) exceed the fair value of its assets. Subsidiaries of ZoomInfo MidCo LLC are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo MidCo LLC.

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
In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that the ZoomInfo Tax Group would otherwise be required to pay in the future, although the U.S. Internal Revenue Service (the “IRS”) may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the ZoomInfo Tax Group may differ from tax benefits calculated under the tax receivable agreements as a result of the use of certain assumptions in the tax receivable agreements, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the tax receivable agreements are an obligation of members of the ZoomInfo Tax Group, but not of ZoomInfo OpCo. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of our common stock at the time of exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of ZoomInfo OpCo and our possible utilization of tax attributes, including existing tax basis acquired at the time of the IPO, the payments that the members of the ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units or the prior owners of the Blocker Companies.

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
The acceleration of payments under the tax receivable agreements in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our common stock.
In the case of certain changes of control, payments under the tax receivable agreements may be accelerated and may significantly exceed the actual benefits the ZoomInfo Tax Group realizes in respect of the tax attributes subject to the tax receivable agreements. We expect that the payments that we may make under the tax receivable agreements in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the tax receivable agreements in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our common stock in a change of control transaction.

Ownership of Our Common Stock Risk Factors
The parties to our stockholders agreement continue to have influence over us, and their interests may conflict with ours or yours in the future.
Pursuant to the terms of our stockholders agreement, each of TA Associates, Carlyle, and our Founders have the right to designate at least one of our directors for so long as they beneficially own at least 5% of the voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors. Therefore, for so long as any such party beneficially owns at least 5% of the voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors, or has a designee continuing to serve on our board of directors, they will still be able to significantly influence our management, business plans, and policies, including the appointment and removal of our officers, the composition of our board of directors, and decisions about whether to enter or not enter into significant transactions. The concentration of ownership or the rights provided under the terms of the stockholders agreement could deprive you of an opportunity to receive a premium for your shares of our common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.
You may be diluted by the future issuance of additional stock in connection with our incentive plans, acquisitions, or otherwise.
The issuance of additional stock in connection with acquisitions, financings, our equity incentive plans or otherwise will dilute all other stockholders. Our second amended and restated certificate of incorporation authorizes us to issue up to 3,300,000,000 shares of common stock and up to 200,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions or opportunities in the future. We may pay for such acquisitions or opportunities, in part or in full, through the issuance of additional equity securities.
If we or our Pre-IPO Owners sell additional shares of our common stock or are perceived by the public markets as intending to sell them, the market price of our common stock could decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our common stock in the future at a time and at a price that we deem appropriate. We have filed a registration statement on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to the 2020 Omnibus Incentive Plan. Such Form S-8 registration statement automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market. In addition, we have an effective registration statement on Form S-3 under the Securities Act on file that registered shares of our common stock that may be sold from time to time by certain of our officers and employees prior to the IPO.
In the future, we may also issue our securities in connection with investments or acquisitions. The number of shares of our common stock (or securities convertible into or exchangeable for our common stock) issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of common stock. As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our common stock or other securities or to use our common stock as consideration for acquisitions of other businesses, investments, or other corporate purposes.

Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Our second amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make a merger with or acquisition of our Company more difficult without the approval of our board of directors. Among other things, these provisions:
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
•allow us to authorize the issuance of shares of one or more series of preferred stock, including in connection with a stockholder rights plan, financing transactions, or otherwise, the terms of which series may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of our common stock;
•prohibit stockholder action by written consent by holders of our common stock from and after the date on which the parties to our stockholders agreement cease to beneficially own at least 50% of the total voting power of all then-outstanding shares of our capital stock entitled to vote generally in the election of directors unless such action is recommended by all directors then in office;
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
•provide that certain provisions of our second amended and restated certificate of incorporation may be amended only by the affirmative vote of the holders of at least 66⅔% in voting power of then-outstanding shares of our capital stock entitled to vote if the parties to our stockholders agreement beneficially own less than 50% of the total voting power of all then-outstanding shares of our capital stock entitled to vote generally in the election of directors; and
•establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Further, as a Delaware corporation, we are subject to provisions of Delaware law, which may impede or discourage a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay, or prevent a transaction involving a change in control of our Company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. For further discussion of these and other such anti-takeover provisions, see “Description of Capital Stock—Anti-Takeover Effects of Our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and Certain Provisions of Delaware Law” in Exhibit 4.1 to this Form 10-K.

Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or other stockholders.
Our second amended and restated certificate of incorporation provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, stockholder or employee of ours to us or our stockholders, (iii) action asserting a claim arising under any provision of the Delaware General Corporation Law (the “DGCL”), our second amended and restated certificate of incorporation, or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Exchange Act or the Securities Act. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provision in our second amended and restated certificate of incorporation. This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for a specified class of disputes with us or our directors, officers, other stockholders, or employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our second amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, and results of operations and result in a diversion of the time and resources of our management and board of directors.
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
We maintain additional offices in Waltham, Massachusetts; Bellevue, Washington; Bethesda, Maryland; Conshohocken, Pennsylvania; Grand Rapids, Michigan; San Mateo, Santa Monica, and San Francisco, California; Melville, New York; Roswell, Georgia; Tel Aviv and Ra’anana, Israel; Toronto, Canada; Chennai, India; and London, England.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed and traded on the Nasdaq Global Select Market under the trading symbol “ZI.”
Stockholders
As of February 1, 2023, there were 26 holders of record of our common stock. The actual number of stockholders of common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have no current plans to pay dividends on our common stock. The declaration, amount, and payment of any future dividends on shares of common stock is at the sole discretion of our board of directors, and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.
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
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of Common Stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
October 1 through October 31, 2022	—	$—	—	—
November 1 through November 30, 2022	6,186	$30.81	—	—
December 1 through December 31, 2022	8,164	$28.60	—	—
Total	14,350		—	—
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
RevOS – our modern, cloud-based operating system for revenue professionals – allows sales, marketing, operations, and recruiting teams to shorten sales cycles and increase win rates by delivering the right message to the right person at the right time in the right way. We do this by delivering timely insights and offering services that make reaching prospects fast and easy.
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by Founder and CEO Henry Schuck. He has led the company’s growth and profitability by efficiently developing innovative ways of gathering and improving our data and insights, and using intelligent automation to put those insights into action.
Today, our company defines the modern go-to-market technology stack across three distinct layers that build upon each other:
•Our Intelligence Layer is the foundation of our data-driven strategy. Our best-in-class data, curated through first- and third-party sources, includes billions of data points about companies and contacts, such as intent, hierarchy, location, technographic, and financial information.
•Our Orchestration Layer integrates and enriches our data sources. At this stage, our products assign and route data, leads, and insights to the appropriate people. This creates a dataset that is continuously updated and can be used to power automated business workflows. Our services connect with major CRM providers.

•Our Engagement Layer allows sales, marketing, operations, and recruiting professionals to put data-driven insights into action to identify and communicate with prospects and customers. In SalesOS, frontline teams, managers, and leaders use Engage for multi-touch and multi-channel sales engagement, as well as Chorus for call and web meeting recording, transcription, insight generation, and coaching. In MarketingOS, marketers drive awareness, lead generation, and deal acceleration campaigns through account-based marketing, advertising, and onsite conversion optimization solutions, along with ZoomInfo Chat for intelligent onsite experiences through live conversation and chatbots. In TalentOS, recruiters and talent acquisition professionals access a database that helps them efficiently find candidates. Recruiters can filter and reach more good-fit candidates, use pipeline management tools to collaborate and organize the hiring process, and automate the candidate outreach process. In OperationsOS, our sales operations customers use a suite of products, services, and solutions to ingest, match, enrich, and connect data feeds into multiple systems.
We generate substantially all of our revenue from sales of subscriptions to our platform. Subscriptions include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length. Over 40% of customer contracts (based on annualized value) are multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.
We sell our software to both new and existing customers. We price our subscriptions based on the functionality, users, and records under management that are included in each product edition. Our paid products are SalesOS, MarketingOS, OperationsOS, and TalentOS (with add-on options for some products), and we have a free Community Edition.
Our software, insights, and data enable over 30,000 companies to sell and market more effectively and efficiently. Our customers operate in almost every industry vertical, including software, business services, manufacturing, telecommunications, financial services, retail, media and internet, transportation, education, hospitality, and real estate. They range from the largest global enterprises, to mid-market companies, down to small businesses. Many of our customers are software and business services companies. In 2022, approximately 39% and 27% of our customers, as measured by ACV, operated in the software and business services industries, respectively. Our net annual retention rate was 104% in 2022.
For the year ended December 31, 2022, no single customer contributed more than 1% of revenue. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12%, 11%, and 9% of total revenue for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, 1,926 customers contracted for more than $100,000 in ACV for ZoomInfo services.
To address our market opportunity, we have built and continue to tune our efficient and comprehensive go-to-market engine. We have integrated our insights and data into an automated engine with defined processes and specialized roles in order to market and sell our services. We are constantly improving the effectiveness of our engine in order to identify and close more business.
We have experienced rapid organic growth, supplemented by additional growth from acquisitions. We generated revenue of $1,098.0 million for the year ended December 31, 2022, as compared to revenue for the year ended December 31, 2021 of $747.2 million, and income from operations of $175.8 million for the year ended December 31, 2022, as compared to income from operations of $113.3 million for the year ended December 31, 2021. Operating income margin was 16% for the year ended December 31, 2022, as compared to 15% in 2021. In addition to our consolidated U.S. GAAP financial measures, we review various non-GAAP financial measures, including Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income. See “Non-GAAP Financial Measures” below. Our Adjusted Operating Income was $447.8 million for the year ended December 31, 2022, as compared to $306.6 million for the year ended December 31, 2021. Our Adjusted Operating Income Margin was 41% for the year ended December 31, 2022, as compared to 41% in 2021. See “Non-GAAP Financial Measures” below for definitions.

The discussion of our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations can be found in the Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Developments
Impact of Macroeconomic Conditions and COVID-19
Our business and financial condition may be impacted by adverse macroeconomic conditions. In addition, the ongoing COVID-19 pandemic continues to have unpredictable and rapidly shifting impacts on global financial markets, economies, and business practices. See “Risk Factors - Geopolitical Risks” in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the possible impact of these issues on our business.
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
Holding Company Reorganization
In September 2021, the Board of Directors unanimously approved streamlining the Company’s corporate structure and governance by eliminating the Company’s umbrella partnership-C-corporation (“UP-C”) and multi-class voting structure. In October 2021, the Company implemented this reorganization, pursuant to which (i) a subsidiary of ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) (“New ZoomInfo”) merged with and into ZoomInfo Intermediate Inc. (“Old ZoomInfo”), formerly known as ZoomInfo Technologies Inc., which resulted in New ZoomInfo becoming the direct parent company of Old ZoomInfo, and (ii) immediately thereafter, another subsidiary of New ZoomInfo merged with and into ZoomInfo Holdings LLC (“ZoomInfo OpCo”), which resulted in ZoomInfo OpCo becoming a subsidiary of New ZoomInfo (the combined transaction described in (i) and (ii), the “Holding Company Reorganization”). As a result of the Holding Company Reorganization, New ZoomInfo became the successor issuer and reporting company to Old ZoomInfo pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and replaced the Predecessor Registrant as the public company trading on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol “ZI”.
After the consummation of the Holding Company Reorganization, the only class of common stock of the New ZoomInfo remaining issued and outstanding was the Class A common stock and all shares of Class B common stock were cancelled and all shares of Class C common stock were converted to Class A common stock. In May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certification of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock as “Common Stock”.
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

Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform in the United States and around the world. The majority of revenue growth when comparing the year ended December 31, 2022 to the year ended December 31, 2021 was the result of new customers added over the last 24 months. Our operating results and growth prospects will depend, in part, on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory networks. We plan to continue to invest in our efficient go-to-market effort to acquire new customers. As of December 31, 2022, 2021 and 2020, we had over 30,000, 25,000, and 20,000 customers, respectively. We define a customer as a company that maintains one or more active paid subscriptions to our platform.
Increasing Usage of Our Platform
Many of our customers increase spending with us by adding users, integrating incremental data, and/or adding additional functionality as they increase their use of our platform. Several of our largest customers have expanded the deployment of our platform across their organizations following their initial deployment. We believe there is a significant opportunity to add additional users, data integration, and additional functionality within our existing customers.
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is an annual metric that we calculate based on customers of ZoomInfo at the beginning of the year, and is calculated as: (a) the total ACV for those customers at the end of the year, divided by (b) the total ACV for those customers at the beginning of the year. Our net annual retention rate was 104% in 2022. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See section "Recent Developments - Impact of Macroeconomic Conditions and COVID-19."We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of December 31, 2022, we had 1,926 customers with over $100,000 in ACV.
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
Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include Clickagy in October 2020, EverString in November 2020, Insent in June 2021, Chorus.ai in July 2021, RingLead in September 2021, and Comparably, Inc. and Dogpatch Advisors, LLC in April 2022. As discussed below under “—Results of Operations,” these acquisitions have been a driver of our revenue, cost of service, operating expense, and interest expense growth. Purchase accounting requires that certain assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Prior to January 2022, revenue from contracts that were impacted by the estimate of fair value of the unearned revenue upon acquisition were recorded based on the fair value until such contract is terminated or renewed, which differed from the receipts received by the acquired company allocated over the service period for the same reporting periods. Effective January 1, 2022, the Company early adopted new accounting guidance which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contract. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for further discussion.
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

The following table presents a reconciliation of Net income (loss) to Adjusted Net Income and Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Net income (loss)	$63.2	$94.9	$(36.4)
Add (less): Expense (benefit) from income taxes	131.4	6.1	4.7
Add: Interest expense, net	47.6	43.9	69.3
Add: Loss on debt modification and extinguishment	—	7.7	14.9
Add (less): Other expense (income), net (a)	(66.4)	(39.3)	(15.4)
Income (loss) from operations	$175.8	$113.3	$37.1
Add: Impact of fair value adjustments to acquired unearned revenue (b)	2.1	4.6	2.6
Add: Amortization of acquired technology	48.2	35.3	23.3
Add: Amortization of other acquired intangibles	22.0	20.3	18.7
Add: Equity-based compensation	192.3	93.0	121.6
Add: Restructuring and transaction-related expenses (c)	4.1	23.7	13.8
Add: Integration costs and acquisition-related expenses (d)	3.3	16.4	9.0
Adjusted Operating Income	$447.8	$306.6	$226.0
Less: Interest expense, net	(47.6)	(43.9)	(69.3)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	0.8	(0.3)	(0.3)
Add (less): Benefit (expense) from income taxes	(131.4)	(6.1)	(4.7)
Add (less): Tax impacts of adjustments to net income (loss)	93.8	(25.3)	(13.5)
Adjusted Net Income	$363.5	$231.1	$138.2

Shares for Adjusted Net Income Per Share(e)	411	405	403
Adjusted Net Income Per Share	$0.88	$0.57	$0.34
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2022, this expense is primarily related to transition and retention payments related to 2021 and 2022 acquisitions. For the year ended December 31, 2021, this expense related primarily to costs incurred related to 2021 acquisitions and impairment charges related to the Company’s Waltham office relocation.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the year ended December 31, 2021, this expense related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, and professional fees incurred to integrate acquired businesses. Refer to Note 4 - Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Cost of service	$0.2	$2.1	$0.4
Sales and marketing	0.5	6.1	3.5
Research and development	2.3	5.8	4.1
General and administrative	0.3	2.4	1.1
Total integration costs and acquisition-related compensation	$3.3	$16.4	$9.0
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

	Year Ended December 31,
($ in millions)	2022	2021	2020
Income (loss) from operations	$175.8	$113.3	$37.1
Adjusted Operating Income	$447.8	$306.6	$226.0

Revenue	1,098.0	747.2	476.2
Impact of fair value adjustments to acquired unearned revenue	2.1	4.6	2.6
Revenue for adjusted operating margin calculation	$1,100.1	$751.8	$478.8
Operating Income Margin	16%	15%	8%
Adjusted Operating Income Margin	41%	41%	47%
Adjusted Operating Income for the year ended December 31, 2022 was $447.8 million and represented an Adjusted Operating Income Margin of 41%. Adjusted Operating Income for the year ended December 31, 2021 was $306.6 million and represented an Adjusted Operating Income Margin of 41%. Growth in Adjusted Operating Income in the year ended December 31, 2022 relative to the year ended December 31, 2021 was an increase of $141.2 million, or 46%, and was driven primarily from the growth in customers and increasing revenue from existing customers. Adjusted Operating Income Margin stayed consistent at 41% in the year ended December 31, 2022 relative to the year ended December 31, 2021 as increased investment in sales and marketing capacity, as well as increased research and development as a percentage of revenue, were offset by operating leverage in cost of service and general and administrative.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Net income (loss)	$63.2	$94.9	$(36.4)
Add (less): Expense (benefit) from income taxes	131.4	6.1	4.7
Add: Interest expense, net	47.6	43.9	69.3
Add: Loss on debt modification and extinguishment	—	7.7	14.9
Add: Depreciation	17.6	13.7	8.9
Add: Amortization of acquired technology	48.2	35.3	23.3
Add: Amortization of other acquired intangibles	22.0	20.3	18.7
EBITDA	$330.0	$222.0	$103.4
Add (less): Other expense (income), net (a)	(66.4)	(39.3)	(15.4)
Add: Impact of fair value adjustments to acquired unearned revenue (b)	2.1	4.6	2.6
Add: Equity-based compensation expense	192.3	93.0	121.6
Add: Restructuring and transaction related expenses (excluding depreciation) (c)	4.1	21.6	13.8
Add: Integration costs and acquisition-related expenses (d)	3.3	16.4	9.0
Adjusted EBITDA	$465.4	$318.2	$234.8
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2022, this expense is primarily related to transition and retention payments related to 2021 and 2022 acquisitions. For the year ended December 31, 2021, this expense related primarily to costs incurred related to 2021 acquisitions and impairment charges related to the Company’s Waltham office relocation.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the year ended December 31, 2021, this expense related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, and professional fees incurred to integrate acquired businesses. Refer to Note 4 - Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Cost of service	$0.2	$2.1	$0.4
Sales and marketing	0.5	6.1	3.5
Research and development	2.3	5.8	4.1
General and administrative	0.3	2.4	1.1
Total integration costs and acquisition-related compensation	$3.3	$16.4	$9.0
Adjusted EBITDA for the year ended December 31, 2022 was $465.4 million, an increase of $147.2 million, or 46%, relative to the year ended December 31, 2021. This growth was driven primarily from the growth in revenue that resulted from additional customers in 2022 and 2021.
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
We anticipate that we will continue to invest in costs of service and that costs of service as a percentage of revenue will modestly decrease as we realize operating leverage in the business.

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
We anticipate that we will continue to invest in sales and marketing capacity to enable future growth. We anticipate that sales and marketing expense excluding equity-based compensation as a percentage of revenue will fluctuate from period to period depending on the interplay of our growing investments in sales and marketing capacity excluding equity-based compensation, the recognition of revenue, and the amortization of contract acquisition costs.
Research and development. Research and development expenses support our efforts to enhance our existing platform and develop new software products. Research and development expenses primarily consist of employee compensation such as salaries, bonuses, equity-based compensation, and other employee-related benefits for our engineering and product management teams, as well as overhead costs. Research and development expenses do not reflect amortization of internally developed capitalized software. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us.
We anticipate that we will continue to invest in research and development in order to develop new features and functionality to drive incremental customer value in the future and that research and development expense as a percentage of revenue will modestly increase in the short term, but will modestly decrease in the long term as we drive efficiencies in that organization.
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
We expect general and administrative expenses as a percentage of revenue to modestly decrease as we realize operating leverage in the business.

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

Income Tax Expense (Benefit)
ZoomInfo OpCo is currently treated as a pass-through entity for U.S. federal income tax purposes and most applicable state and local income tax purposes. Income tax expense (benefit), Deferred tax assets, Deferred tax liabilities, and liabilities for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid by our corporate subsidiaries and, to the extent paid directly by our limited liability companies and partnerships that are treated as partnerships for tax purposes, our partnerships. Our corporate subsidiary, RKSI Acquisition Corporation was subject to income taxes in the United States and held a noncontrolling interests in our subsidiary, ZoomInfo Technologies LLC. ZoomInfo Technologies LLC was treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Any taxable income or loss generated by ZoomInfo Technologies LLC is passed through to and included in the taxable income or loss of its partners, including ZoomInfo LLC, and previously RKSI Acquisition Corporation. However, because RKSI Acquisition Corporation was subject to income taxes in the United States, income allocated to such corporate subsidiary for tax purposes reduced the taxable income allocated to and distributions made to ZoomInfo OpCo. During the three months ended September 30, 2021, RKSI Acquisition Corporation was distributed up to ZoomInfo HoldCo followed by the merger of RKSI Acquisition Corporation with and into ZoomInfo HoldCo and the merger of ZoomInfo HoldCo with and into ZoomInfo Technologies Inc. Significant judgments and estimates are required in determining our consolidated income tax expense. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. During 2021 ZoomInfo Technologies LLC made an election to be taxed as a corporation. Therefore, taxable income from the operations will no longer flow up to ZoomInfo Intermediate Inc.
After consummation of the Reorganization Transactions, ZoomInfo Intermediate Inc. became subject to U.S. federal income taxes with respect to its allocable share of any U.S. taxable income of ZoomInfo OpCo, and is taxed at the prevailing corporate tax rates. ZoomInfo Technologies Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes. Accordingly, a provision for income taxes will be recorded for the anticipated tax consequences of our reported results of operations for federal income taxes. In addition to tax expenses, we also will incur expenses related to our operations, as well as payments under the tax receivable agreements, which we expect to be significant. In addition, because RKSI Acquisition Corporation (prior to its merger with and into ZoomInfo HoldCo) and Zebra Acquisition Corporation (prior to its merger with RKSI Acquisition Corporation) was subject to income taxes in the United States, income allocated to such corporate subsidiaries for tax purposes reduced the distributions made to ZoomInfo OpCo, thereby partially reducing our share of U.S. taxable income of ZoomInfo OpCo in 2021. See “Risk Factors - Organizational Structure Risk Factors” in Part I, Item 1A of this Form 10-K.

Results of Operations
The following table presents our results of operations for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Revenue	$1,098.0	$747.2	$476.2
Cost of service:
Cost of service(1)	140.2	101.4	84.2
Amortization of acquired technology	48.2	35.3	23.3
Gross profit	909.6	610.5	368.7
Operating expenses:
Sales and marketing(1)	379.3	241.1	184.9
Research and development(1)	205.2	119.7	51.4
General and administrative(1)	123.2	92.4	62.8
Amortization of other acquired intangibles	22.0	20.3	18.7
Restructuring and transaction-related expenses	4.1	23.7	13.8
Total operating expenses	733.8	497.2	331.6
Income (loss) from operations	175.8	113.3	37.1
Interest expense, net	47.6	43.9	69.3
Loss on debt modification and extinguishment	—	7.7	14.9
Other (income) expense, net	(66.4)	(39.3)	(15.4)
Income (loss) before income taxes	194.6	101.0	(31.7)
Income tax expense (benefit)	131.4	6.1	4.7
Net income (loss)	63.2	94.9	(36.4)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	—	(5.1)
Less: Net income (loss) attributable to noncontrolling interests	—	(21.9)	(27.3)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$63.2	$116.8	$(4.0)
__________________
(1)Includes equity-based compensation expense as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Cost of service	$20.2	$13.2	$27.4
Sales and marketing	80.4	38.2	62.6
Research and development	65.7	24.3	13.6
General and administrative	26.0	17.3	18.0
Total equity-based compensation expense	$192.3	$93.0	$121.6
Year Ended December 31, 2022 and Year Ended December 31, 2021
Revenue. Revenue was $1,098.0 million for the year ended December 31, 2022, an increase of $350.8 million, or 47%, as compared to $747.2 million for the year ended December 31, 2021. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Revenue from acquired products in the first 12 months post-acquisition contributed $44.5 million for the year ended December 31, 2022.

Cost of service. Cost of service was $188.4 million for the year ended December 31, 2022, an increase of $51.7 million, or 38%, as compared to $136.7 million for the year ended December 31, 2021. The increase was primarily due to additional headcount and related salaries and benefits expenses, increased hosting expense to support new and growing customers, increased amortization of acquired technology related to recent acquisitions, and increased equity-based compensation expense.
Operating Expenses. Operating expenses were $733.8 million for the year ended December 31, 2022, an increase of $236.6 million, or 48%, as compared to $497.2 million for the year ended December 31, 2021. Excluding equity-based compensation expenses, operating expenses were $561.7 million for the year ended December 31, 2022, an increase of $144.3 million, or 35%, as compared to $417.5 million for the year ended December 31, 2021. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $96.0 million, or 47%, to $298.9 million for the year ended December 31, 2022, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales and support acquired products, additional commission expense and amortization of deferred commissions related to obtaining contracts with customers, and advertising expense;
•an increase in research and development expense (excluding equity-based compensation) of $44.1 million, or 46%, to $139.5 million for the year ended December 31, 2022, due primarily to additional headcount and related salaries and benefits expenses to support continued innovation of our services and acquired products;
•an increase in general and administrative expense (excluding equity-based compensation) of $22.0 million, or 29%, to $97.2 million for the year ended December 31, 2022, due primarily to additional headcount and related salaries and benefits expenses to support the larger organization;
•an increase in amortization of acquired intangibles expense of $1.7 million, or 9%, to $22.0 million for the year ended December 31, 2022, due to amortization expense related to intangible assets from 2021 and 2022 acquisitions; and
•restructuring and transaction-related expense of $4.1 million for the year ended December 31, 2022, primary due to transition and retention payments and other costs incurred related to 2021 and 2022 acquisitions. This represented a decrease of $19.6 million, or 83%, as compared to expense of $23.7 million for the year ended December 31, 2021, which largely represented costs incurred related to 2021 acquisitions and impairment and accelerated depreciation related to the Company’s Waltham office relocation.
Equity-based Compensation Expense. Equity-based compensation expense was $192.3 million for the year ended December 31, 2022, an increase of $99.3 million, or 107%, as compared to $93.0 million for the year ended December 31, 2021, primarily due to increased headcount.
Other (income) expense, net. Other income was $66.4 million for the year ended December 31, 2022, an increase of $27.2 million, as compared to Other income of $39.3 million for the year ended December 31, 2021, primarily due to a TRA remeasurement gain recognized in 2022.
Interest expense, net. Interest expense, net was $47.6 million for the year ended December 31, 2022, an increase of $3.7 million, or 8%, as compared to $43.9 million for the year ended December 31, 2021. The increase was primarily due to increases in the amount of total debt, attributable to the July 2021 issuances of Senior Notes and additional first lien principal.

Income tax expense (benefit). The Company is subject to income taxes in the United States and various foreign jurisdictions. Expense from income taxes for the year ended December 31, 2022 was $131.4 million, representing an effective tax rate of 67.5%, as compared to expense from income taxes of $6.1 million, representing an effective tax rate of 6.1% for the year ended December 31, 2021. Our effective tax rate for year ended December 31, 2022 exceeded the federal statutory rate of 21% primarily due to the remeasurement of state deferred tax assets based on various state tax laws passed in 2022 and changes in our expectations for future apportionment of income between states, as well the impact of certain stock-based compensation being non-deductible for tax purposes.The effective tax rate for year ended December 31, 2021 was lower than the federal statutory rate of 21% primarily due to a benefit from the election to tax ZoomInfo Technologies LLC as a corporation partially offset by non-cash tax expense due to shifts in GAAP basis.
Liquidity and Capital Resources
As of December 31, 2022, we had $418.0 million of cash and cash equivalents, $127.7 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2022, we had unearned revenue of $419.9 million, of which $416.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
After the consummation of the Reorganization Transactions, ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) became a holding company with no material assets other than its ownership of HoldCo Units, and ZoomInfo HoldCo became a holding company with no material assets other than its ownership of ZoomInfo OpCo Units. During the quarter ended September 30, 2021, ZoomInfo HoldCo was merged with and into ZoomInfo Intermediate Inc. During the quarter ended December 31, 2021, ZoomInfo Intermediate Inc. became a wholly owned subsidiary of ZoomInfo Technologies Inc. ZoomInfo Technologies Inc. and ZoomInfo Intermediate Inc. have no independent means of generating revenue. In the event ZoomInfo Technologies Inc. declares any cash dividend, we expect that ZoomInfo Technologies Inc. to cause ZoomInfo MidCo LLC to make distributions to ZoomInfo Technologies Inc. in part through distributions to ZoomInfo Intermediate Inc. and ZoomInfo OpCo, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo MidCo LLC and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements contain covenants that may restrict ZoomInfo MidCo LLC and its subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo MidCo LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo MidCo LLC (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo MidCo LLC are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo MidCo LLC. See “Risk Factors - Organizational Structure Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Net cash provided by (used in) operating activities	$417.0	$299.4	$169.6
Net cash provided by (used in) investing activities	(281.1)	(695.8)	(113.3)
Net cash provided by (used in) financing activities	(25.9)	439.5	172.2
Net increase (decrease) in cash and cash equivalents and restricted cash	$110.0	$43.1	$228.5
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $417.0 million for the year ended December 31, 2022 as a result of net income of $63.2 million, adjusted by non-cash charges of $412.6 million and the change in our operating assets net of operating liabilities of $58.8 million. The non-cash charges are primarily comprised of equity-based compensation of $192.3 million, a decrease in deferred tax assets net of deferred tax liabilities of $123.3 million, depreciation and amortization of $87.8 million, and amortization of deferred commission costs of $65.9 million, partially offset by tax receivable agreement remeasurement of $65.6 million. The change in operating assets net of operating liabilities was primarily the result of an increase in deferred costs and other assets of $81.9 million, an increase in accounts receivable of $39.3 million, and an increase in prepaid expenses and other assets of $8.0 million, partially offset by an increase in unearned revenue of $48.8 million, an increase in accounts payable of $19.5 million, and an increase in accrued expenses and other liabilities of $2.8 million.
Net cash provided by operations was $299.4 million for the year ended December 31, 2021 as a result of a net income of $94.9 million, adjusted by non-cash charges of $167.6 million and a change in our operating assets net of operating liabilities of $36.9 million. The non-cash charges are primarily comprised of equity-based compensation of $93.0 million, depreciation and amortization of $69.3 million, amortization of deferred commissions cost of $41.7 million, partially offset by tax receivable agreement measurement of $39.5 million and deferred income taxes of $14.5 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $131.4 million, and an increase in accrued expenses and other liabilities of $32.5 million, largely offset by an increase in accounts receivable of $66.1 million, and an increase in deferred costs and other assets of $53.4 million.

Restructuring and transaction-related cash costs for the year ended December 31, 2022 primarily related to transaction costs related to 2021 and 2022 acquisitions transaction costs and tax payments related to entity conversions, which are not expected to recur. However, we may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the years ended December 31, 2022, 2021, and 2020, we incurred the following cash expenditures:

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash interest expense	$50.0	$33.3	$66.5
Restructuring and transaction-related expenses paid in cash(a)	$14.6	$24.2	$13.1
Integration costs and acquisition-related compensation paid in cash(b)	$3.7	$13.7	$11.3
__________________
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2022, these payments related primarily to transition bonuses paid related to 2021 and 2022 acquisitions offset by payment received for the Waltham sublease termination. For the year ended December 31, 2021, these payments related primarily to transaction costs related to 2021 acquisitions and tax payments related to entity conversions.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2022, these payments related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the year ended December 31, 2021, these payments related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, as well as professional fees related to 2021 acquisitions. Refer to Note 4 - Business Combinations – Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K), and transaction bonuses and other compensation, as well as payments of retention awards granted upon the Company’s acquisitions.
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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the year ended December 31, 2022 was $281.1 million, consisting of cash paid for acquisitions of $143.7 million, purchases of short-term investments of $139.3 million, and purchases of property and equipment and other assets of $28.9 million, partially offset by maturities of short-term investments of $30.8 million.
Cash used in investing activities for the year ended December 31, 2021 was $695.8 million, consisting of cash paid for acquisitions of $684.2 million, purchases of short-term investments of $119.8 million, and purchases of property and equipment and other assets of $23.6 million partially offset by proceeds from sales of short-term investments of $70.5 million, and maturities of short-term investments of $61.3 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash Flows from (used in) Financing Activities
Cash used in financing activities for the year ended December 31, 2022 was $25.9 million, primarily comprised of taxes paid related to net share settlement of equity awards of $17.4 million, payments related to our tax receivable agreements of $12.2 million, payments of deferred consideration of $1.1 million, payments of issuance fees from prior transactions of $0.7 million, partially offset by proceeds from issuance of common stock under the employee purchase plan of $4.2 million, and proceeds from exercise of stock options of $1.3 million.

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
Refer to Note 8 - Financing Arrangements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information related to each of our borrowings.
Debt Obligations
As of December 31, 2022, the aggregate remaining balance of $600.0 million of first lien term loans is due, in its entirety, at the contractual maturity date of February 1, 2026. As of December 31, 2022, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.00% for SOFR loans, plus a credit spread adjustment of 0.1%, depending on the Company’s leverage. The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.00% to 2.25% for SOFR Based Loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 7.38% and 3.41% as of December 31, 2022 and December 31, 2021, respectively.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended December 31, 2022 was $465.4 million. Our total net leverage ratio to Adjusted EBITDA as of December 31, 2022 was 1.5x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,250.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	551.8
Net Debt	$698.2
Trailing Twelve Months (TTM) Adjusted EBITDA	$465.4
Total net leverage ratio to Adjusted EBITDA	1.5x
Our consolidated first lien net leverage ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended December 31, 2022 was $519.1 million. Our consolidated first lien net leverage ratio as of December 31, 2022 was 0.1x.

($ in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$600.0
Less: Cash and cash equivalents, and short-term investments	545.7
Net Debt	$54.3
Trailing Twelve Months (TTM) Cash EBITDA	$519.1
Consolidated first lien net leverage ratio	0.1x

Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended December 31, 2022 was $519.1 million. Our total net leverage ratio to Cash EBITDA as of December 31, 2022 was 1.3x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,250.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	551.8
Net Debt	$698.2
Trailing Twelve Months (TTM) Cash EBITDA	$519.1
Total net leverage ratio to Cash EBITDA	1.3x

Trailing Twelve Months as of
(in millions)	December 31, 2022
Net income (loss)	$63.2
Add (less): Expense (benefit) from income taxes	131.4
Add: Interest expense, net	47.6
Add: Loss on debt modification and extinguishment	—
Add: Depreciation	17.6
Add: Amortization of acquired technology	48.2
Add: Amortization of other acquired intangibles	22.0
EBITDA	330.0
Add (less): Other expense (income), net (a)	(66.4)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	2.1
Add: Equity-based compensation expense	192.3
Add: Restructuring and transaction related expenses (excluding depreciation)(c)	4.1
Add: Integration costs and acquisition-related expenses(d)	3.3
Adjusted EBITDA	465.4
Add: Unearned revenue adjustment	46.7
Add: Pro forma cost savings	—
Add (less): Cash rent adjustment	1.5
Add (less): Pre-Acquisition EBITDA	1.4
Add (less): Other lender adjustments	4.0
Cash EBITDA	$519.1
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2022, this expense is primarily related to transition and retention payments related to 2021 and 2022 acquisitions.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2022, this expense is primarily related to transition and retention payments related to 2021 and 2022 acquisitions. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Year Ended December 31,
(in millions)	2022
Cost of service	$0.2
Sales and marketing	0.5
Research and development	2.3
General and administrative	0.3
Total integration costs and acquisition-related compensation	$3.3
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
Capital Expenditures
Capital expenditures increased by $5.3 million, or 22%, to $28.9 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase reflects increased capital expenditures to support the larger company and greater capitalization of internal development costs.

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

We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Common Stock and our possible utilization of certain tax attributes, the payments that ZoomInfo Intermediate Inc. may make under the tax receivable agreements will be substantial. As of December 31, 2022, the Company had a liability of $2,978.7 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units. During the year ended December 31, 2022, we paid a total of $12.2 million pursuant to the Tax Receivable Agreements. There were no payments in the year ended December 31, 2021. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. Refer to Note 18 - Tax Receivable Agreements to our audited consolidated financial statements included in Part II Item 8 of this Form 10-K for additional information.
Contractual Obligations and Commitments
The following table summarizes our material contractual obligations as of December 31, 2022 and the years in which these obligations are due:

		Payments due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term indebtedness(1)	$1,250.0	$—	$—	$600.0	$650.0
Operating leases(2)	104.4	14.2	22.3	15.2	52.7
Deferred consideration and employee compensation(3)	6.7	3.3	3.4	—	—
Purchase obligations(4)	112.0	43.6	67.7	0.7	—
Total contractual obligations	$1,473.1	$61.1	$93.4	$615.9	$702.7
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
(2)Represents future payments on existing operating leases through the scheduled expiration dates thereof. This amount excludes executed lease agreements that commence after December 31, 2022.
(3)Includes deferred consideration and employee compensation related to the Insent and Dogpatch acquisitions at the currently estimated payout amounts, undiscounted. Acquisitions and related deferred consideration are discussed in Note 11 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimated contingent consideration is subject to change depending on results of factors each arrangement is based on.
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
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of other income (expense), net. As of December 31, 2022, the Company had a liability of $2,978.7 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo units exchanged. For the year ended December 31, 2022, we recognized a TRA remeasurement gain of $65.6 million. Refer to Note 18 - Tax Receivable Agreements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further details on the TRA liability.
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
Inflation
We do not believe that inflation has had a material direct effect on our business, financial condition, or results of operations. Our business, financial condition, or results of operations may be impacted by macroeconomic conditions, including underlying factors such as inflation. See “Risk Factors - Geopolitical Risks” in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the possible impact of these issues on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our first lien term loan, which bears a variable interest rate based on SOFR. As of December 31, 2022, the total principal balance outstanding was $600.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 - Financing Arrangements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K). Based on the outstanding balances and interest rates of our debt as of December 31, 2022, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our first lien term loan since loan inception. As of December 31, 2022, all cash flow hedging relationships are designated as accounting hedges.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of ZoomInfo Technologies Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operation, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Comparably, Inc. and Dogpatch Advisors, LLC during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Comparably, Inc. and Dogpatch Advisors, LLC’s internal control over financial reporting associated with total assets (excluding gooodwill and intangible assets which were included in management’s assertion of internal control over financial reporting) representing less than 1% and less than 1% of revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Comparably, Inc. and Dogpatch Advisors, LLC.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the realizability of deferred tax assets
As discussed in Note 19 to the consolidated financial statements, at December 31, 2022, the Company had deferred tax assets of $4,083.2 million. These deferred tax assets consist primarily of $3,750.8 million of deductible temporary differences related to intangibles. The Company recognizes deferred tax assets to the extent it is more likely than not that the assets will be realized. The Company considered positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations.
We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. The evaluation of the realizability of deferred tax assets required subjective auditor judgment to assess the projections of future taxable income, specifically projected revenue growth rates, over the periods in which those temporary differences become deductible.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to assessing the realizability of deferred tax assets, including controls related to the Company’s evaluation of projected revenue growth rates used in the projections of future taxable income. We evaluated the Company’s projected revenue growth rates used to project future taxable income by comparing them to (1) historical and projected growth rates of peer entities, and (2) historical growth rates of the Company. We performed a sensitivity analysis to assess the impact of reasonably possible changes in the projected future taxable income, including changes to projected revenue growth rates, on the Company’s determination of the realizability of deferred tax assets.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Portland, Oregon
February 16, 2023

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)
	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$418.0	$308.3
Short-term investments	127.7	18.4
Accounts receivable	222.9	187.0
Prepaid expenses and other current assets	57.8	27.1
Income tax receivable	5.6	4.9
Total current assets	832.0	545.7

Restricted cash, non-current	6.1	5.8
Property and equipment, net	52.1	41.7
Operating lease right-of-use assets, net	63.0	59.8
Intangible assets, net	395.6	431.0
Goodwill	1,692.7	1,575.1
Deferred tax assets	3,977.9	4,116.0
Deferred costs and other assets, net of current portion	117.0	77.8
Total assets	$7,136.4	$6,852.9

Liabilities and Permanent Equity
Current liabilities:
Accounts payable	$35.6	$15.9
Accrued expenses and other current liabilities	104.1	103.3
Unearned revenue, current portion	416.8	361.5
Income taxes payable	5.9	8.4
Current portion of tax receivable agreements liability	—	10.4
Current portion of operating lease liabilities	10.3	8.1
Total current liabilities	572.7	507.6

Unearned revenue, net of current portion	3.1	2.7
Tax receivable agreements liability, net of current portion	2,978.7	3,046.0
Operating lease liabilities, net of current portion	67.9	61.5
Long-term debt, net of current portion	1,235.7	1,232.9
Deferred tax liabilities	1.0	1.5
Other long-term liabilities	5.5	2.8
Total liabilities	4,864.6	4,855.0

Commitments and Contingencies (Note 11)

Permanent Equity
Common stock, par value $0.01; 3,300,000,000 shares authorized, 404,067,273 and 403,315,989 issued and outstanding as of December 31, 2022 and 2021, respectively*	4.0	4.0
Preferred stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	2,052.1	1,871.6
Accumulated other comprehensive income (loss)	39.7	9.5
Retained Earnings	176.0	112.8
Total equity	2,271.8	1,997.9
Total liabilities and permanent equity	$7,136.4	$6,852.9
________________
(*) Until May 2022, for the periods presented, there were 2,500,000,000 Class A shares, 500,000,000 Class B shares, and 300,000,000 Class C shares authorized, but 0 issued and outstanding Class B and Class C shares following the Holding Company Reorganization.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$1,098.0	$747.2	$476.2
Cost of service:
Cost of service(2)	140.2	101.4	84.2
Amortization of acquired technology	48.2	35.3	23.3
Gross profit	909.6	610.5	368.7
Operating expenses:
Sales and marketing(2)	379.3	241.1	184.9
Research and development(2)	205.2	119.7	51.4
General and administrative(2)	123.2	92.4	62.8
Amortization of other acquired intangibles	22.0	20.3	18.7
Restructuring and transaction-related expenses	4.1	23.7	13.8
Total operating expenses	733.8	497.2	331.6
Income (loss) from operations	175.8	113.3	37.1
Interest expense, net	47.6	43.9	69.3
Loss on debt modification and extinguishment	—	7.7	14.9
Other (income) expense, net	(66.4)	(39.3)	(15.4)
Income (loss) before income taxes	194.6	101.0	(31.7)
Income tax expense (benefit)	131.4	6.1	4.7
Net income (loss)	63.2	94.9	(36.4)
Less: Net income (loss) attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	—	(5.1)
Less: Net income (loss) attributable to noncontrolling interests	—	(21.9)	(27.3)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$63.2	$116.8	$(4.0)

Net income (loss) per share of Common Stock(1):
Basic	$0.16	$0.46	$(0.10)
Diluted	$0.16	$0.43	$(0.11)
________________
(1)Basic and diluted net income (loss) per share of Common Stock is applicable only for periods after the initial public offering (“IPO”) and related Reorganization Transactions (as defined in Note 1 - Organization and Background to the Consolidated Financial Statements). Basic and diluted net income (loss) per share for the year ended December 31, 2021 assumes all Old ZoomInfo shares at the time of the Holding Company Reorganization equal shares of New ZoomInfo. Refer to Note 14 - Earnings Per Share for the number of shares used in the computation of net income (loss) per share of Common Stock and the basis for the computation of net income (loss) per share.
(2)Amounts include equity-based compensation expense, as follows:

	Year Ended December 31,
($ in millions)	2022	2021	2020
Cost of service	$20.2	$13.2	$27.4
Sales and marketing	80.4	38.2	62.6
Research and development	65.7	24.3	13.6
General and administrative	26.0	17.3	18.0
Total equity-based compensation expense	$192.3	$93.0	$121.6

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$63.2	$94.9	$(36.4)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	45.6	13.8	(10.6)
Realized loss (gain) on settlement of cash flow hedges	(5.0)	6.1	6.2
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.2	0.2	3.3
Other comprehensive income (loss), before tax	40.8	20.1	(1.1)
Tax effect	(10.6)	(3.9)	(0.8)
Other comprehensive income (loss), net of tax	30.2	16.2	(1.9)
Comprehensive income (loss)	93.4	111.1	(38.3)
Less: Comprehensive income attributable to ZoomInfo OpCo prior to the Reorganization Transactions	—	—	(12.8)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	(16.4)	(23.4)
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$93.4	$127.5	$(2.1)

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance, December 31, 2021	403,315,989	$4.0	$1,871.6	$112.8	$9.5	$1,997.9
Issuance of Common Stock upon vesting of RSUs	1,250,216	—	—	—	—	—
Issuance of Common Stock related to employee stock purchase plan	155,599	—	4.2	—	—	4.2
Shares withheld related to net share settlement and other	(422,688)	—	(17.4)	—	—	(17.4)
Exercise of stock options	63,193	—	1.4	—	—	1.4
Forfeitures / cancellations	(279,047)	—	—	—	—	—
Net income (loss)	—	—	—	63.2	—	63.2
Other comprehensive income	—	—	—	—	30.2	30.2
Equity-based compensation	—	—	192.3	—	—	192.3
Balance, December 31, 2022	404,067,273	$4.0	$2,052.1	$176.0	$39.7	$2,271.8

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	Old ZoomInfo						New ZoomInfo Common Stock
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2020	87,697,381	$0.9	216,652,704	$2.2	86,123,230	$0.9	—	$—	$505.2	$(4.0)	$(2.4)	$436.8	$939.6
Effect of LLC Unit Exchanges	287,441,782	2.8	(194,270,370)	(2.0)	(86,123,230)	(0.9)	—	—	1,288.6	—	0.8	(415.2)	874.1
Effect of Corporate Structure Simplification Transactions	—	—	—	—	—	—	—	—	(27.8)	—	—	27.8	—
Issuance of Class A common stock upon vesting of RSUs	306,178	—	—	—	—	—	137,469	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(118,664)	—	—	—	—	—	(46,366)	—	(9.7)	—	—	—	(9.7)
Exercise of stock options	65,994	—	—	—	—	—	36,319	—	2.1	—	—	—	2.1
Forfeitures / cancellations	(10,391)	—	(43,557)	—	—	—	(17,870)	—	—	—	—	—	—
Registered offering costs	—	—	—	—	—	—	—	—	(2.0)	—	—	—	(2.0)
Net income (loss)	—	—	—	—	—	—	—	—	—	116.8	—	(21.9)	94.9
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	10.7	5.5	16.2
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	—	(10.3)	(10.3)
Equity-based compensation	—	—	—	—	—	—	—	—	66.2	—	—	26.8	93.0
Effect of Holding Company Reorganization	(375,382,280)	(3.7)	(22,338,777)	(0.2)	—	—	403,206,437	4.0	49.0	—	0.4	(49.5)	—
Balance, December 31, 2021	—	$—	—	$—	—	$—	403,315,989	$4.0	$1,871.6	$112.8	$9.5	$—	$1,997.9

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	ZoomInfo Holdings LLC (Prior to Reorganization Transactions)	ZoomInfo Technologies Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class B Shares	Class C Shares	Class A Amount	Class B Amount	Class C Amount	Additional paid-in capital	Retained Earnings	AOCI	Noncontrolling interests	Total Equity
Balance, December 31, 2019	$(207.8)	—	—	—	$—	$—	$—	$—	$—	$(6.0)	$—	$(213.8)
Net income (loss) prior to Reorganization Transactions	(5.1)	—	—	—	—	—	—	—	—	—	—	(5.1)
Other comprehensive loss prior to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	(7.7)	—	(7.7)
Member distributions prior to Reorganization Transactions	(6.8)	—	—	—	—	—	—	—	—	—	—	(6.8)
Equity-based compensation prior to Reorganization Transactions	15.8	—	—	—	—	—	—	—	—	—	—	15.8
Impacts of Reorganization Transactions and IPO
Initial effect of the Reorganization Transactions and IPO on noncontrolling interests	203.9	—	242,414,027	98,381,656	—	2.4	1.0	(628.1)	—	8.4	412.4	—
Issuance of Class A common stock in IPO, net of costs	—	48,528,783	—	—	0.5	—	—	1,016.1	—	—	—	1,016.6
Purchases of ZoomInfo OpCo units in connection with IPO	—	2,370,948	(2,370,948)	—	—	—	—	(47.2)	—	—	—	(47.2)
Purchases of Class C units in connection with IPO	—	275,269	—	(275,269)	—	—	—	(5.5)	—	—	—	(5.5)
Post IPO Activity
Effect of LLC Unit Exchanges	—	36,509,748	(23,341,829)	(11,983,157)	0.4	(0.2)	(0.1)	199.8	—	1.0	1.4	202.3
Issuance of Class A common stock upon vesting of RSUs	—	25,868	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock from business combinations	—	67,075	—	—	—	—	—	2.9	—	—	—	2.9
Shares withheld related to net share settlement and other	—	(20,617)	—	—	—	—	—	(1.0)	—	—	—	(1.0)
Forfeitures / cancellations	—	(59,693)	(48,546)	—	—	—	—	—	—	—	—	—
Series A Preferred Unit redemption accretion	—	—	—	—	—	—	—	(74.0)	—	—	—	(74.0)
Net income subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	(4.0)	—	(27.3)	(31.3)
Other comprehensive loss subsequent to Reorganization Transactions and IPO	—	—	—	—	—	—	—	—	—	1.9	3.9	5.8
Equity-based compensation subsequent to Reorganization Transactions	—	—	—	—	—	—	—	42.2	—	—	63.6	105.8
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	(17.2)	(17.2)
Balance, December 31, 2020	$—	87,697,381	216,652,704	86,123,230	$0.9	$2.2	$0.9	$505.2	$(4.0)	$(2.4)	$436.8	$939.6

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$63.2	$94.9	$(36.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	87.8	69.3	50.8
Amortization of debt discounts and issuance costs	3.0	2.5	3.9
Amortization of deferred commissions costs	65.9	41.7	25.1
Asset impairments	—	2.7	—
Loss on debt modification and extinguishment	—	7.7	14.9
Deferred consideration valuation adjustments	0.2	0.2	1.3
Equity-based compensation expense	192.3	93.0	121.6
Deferred income taxes	123.3	(14.5)	(1.8)
Tax receivable agreement remeasurement	(65.6)	(39.5)	(15.7)
Provision for bad debt expense	5.7	4.5	1.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(39.3)	(66.1)	(32.9)
Prepaid expenses and other current assets	(8.0)	(9.8)	(5.9)
Deferred costs and other assets	(81.9)	(53.4)	(40.0)
Income tax receivable	(0.7)	(2.3)	1.5
Accounts payable	19.5	4.6	(0.2)
Accrued expenses and other liabilities	2.8	32.5	21.9
Unearned revenue	48.8	131.4	60.1
Net cash provided by (used in) operating activities	417.0	299.4	169.6

Cash flows from investing activities:
Purchases of short-term investments	(139.3)	(119.8)	(30.6)
Maturities of short-term investments	30.8	61.3	—
Proceeds from sales of short-term investments	—	70.5	—
Purchases of property and equipment and other assets	(28.9)	(23.6)	(16.8)
Cash paid for acquisitions, net of cash acquired	(143.7)	(684.2)	(65.9)
Net cash provided by (used in) investing activities	(281.1)	(695.8)	(113.3)

Cash flows from financing activities:
Payments of deferred consideration	(1.1)	(9.4)	(24.7)
Proceeds from debt issuances	—	1,071.8	35.0
Payments of debt issuance and modification costs	(0.4)	(11.6)	(1.0)
Repayment of debt	—	(581.4)	(510.9)
Proceeds from exercise of stock options	1.3	2.1	—
Repurchase outstanding equity / member units	—	—	(332.4)
Taxes paid related to net share settlement of equity awards	(17.4)	(10.4)	(0.4)
Proceeds from issuance of common stock under the employee stock purchase plan	4.2	—	—
Proceeds from equity offering, net of underwriting discounts	—	—	1,023.7
Payments of equity issuance costs	(0.3)	(1.7)	(7.2)
Tax receivable agreement payments	(12.2)	—	—
Tax distributions	—	(19.9)	(9.9)
Net cash provided by (used in) financing activities	(25.9)	439.5	172.2

Net increase (decrease) in cash, cash equivalents, and restricted cash	110.0	43.1	228.5
Cash, cash equivalents, and restricted cash at beginning of year	314.1	271.0	42.5
Cash, cash equivalents, and restricted cash at end of year	$424.1	$314.1	$271.0

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	418.0	308.3	269.8
Restricted cash, current	—	—	1.2
Restricted cash, non-current	6.1	5.8	—
Total cash, cash equivalents, and restricted cash	$424.1	$314.1	$271.0

Supplemental disclosures of cash flow information:
Interest paid in cash:	$50.0	$33.3	$66.5
Cash paid for taxes	$11.6	$18.1	$1.9

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$0.9	$1.2	$—
Deferred variable consideration from acquisition of a business	$—	$2.2	$—

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
In September 2021, the Board of Directors unanimously approved streamlining the Company’s corporate structure and governance by eliminating the Company’s umbrella partnership-C-corporation (“UP-C”) and multi-class voting structure. In October 2021, the Company implemented this reorganization, pursuant to which (i) a subsidiary of ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) (“New ZoomInfo”) merged with and into ZoomInfo Intermediate Inc. (“Old ZoomInfo”), formerly known as ZoomInfo Technologies Inc., which resulted in New ZoomInfo becoming the direct parent company of Old ZoomInfo, and (ii) immediately thereafter, another subsidiary of New ZoomInfo merged with and into ZoomInfo Holdings LLC (“ZoomInfo OpCo”), which resulted in ZoomInfo OpCo becoming a subsidiary of New ZoomInfo (the combined transaction described in (i) and (ii), the “Holding Company Reorganization”). As a result of the Holding Company Reorganization, New ZoomInfo became the successor issuer and reporting company to Old ZoomInfo pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and replaced the Predecessor Registrant as the public company trading on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol “ZI”.
After the consummation of the Holding Company Reorganization, the only class of common stock of the New ZoomInfo remaining issued and outstanding was the Class A common stock and all shares of Class B common stock were cancelled, and all shares of Class C common stock were converted to Class A common stock. In May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certification of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock as “Common Stock”. All references within this document to Class A common stock for periods subsequent to May 23, 2022, and, where the context requires, references within this document to Class A common stock for periods prior to May 23, 2022, have been updated for the renaming.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the years ended December 31, 2022, 2021, and 2020 or accounted for more than 10% of accounts receivable as of December 31, 2022 and December 31, 2021. Long-lived assets located outside of the United States were immaterial as of December 31, 2022 and December 31, 2021.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for credit losses, and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for credit losses is immaterial as of December 31, 2022 and December 31, 2021.
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
Commissions payable at December 31, 2022 were $36.2 million, of which the current portion of $32.1 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $4.1 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2021 were $34.1 million, of which the current portion of $31.4 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $2.7 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
The Company capitalized $79.9 million, $61.0 million, and $44.9 million of costs to obtain revenue contracts and amortized $65.9 million, $41.7 million, and $25.1 million to sales and marketing expense for the years ended December 31, 2022, 2021, and 2020 respectively. Costs capitalized to obtain a revenue contract, net on the Company’s Consolidated Balance Sheets totaled $73.3 million and $59.6 million at December 31, 2022 and 2021, respectively. There were no impairments of costs to obtain revenue contracts in the years ended December 31, 2022, 2021, and 2020.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $28.8 million, $22.7 million, and $13.2 million were recorded for the years ended December 31, 2022, 2021, and 2020. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Restructuring and Transaction-Related Expenses
The Company defines restructuring and transaction related expenses as costs directly associated with restructuring, acquisition or disposal activities. Such costs include employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs that are probable and estimable. For one-time termination benefits for key members of management (i.e., no substantive plan) expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Transaction related bonuses and related employee retention costs are recognized over the relevant service period. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

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
Goodwill and Acquired Intangible Assets
Goodwill is calculated as the excess of the purchase consideration paid in a business combination over the fair value of the assets acquired less liabilities assumed. Goodwill is not amortized and is tested for impairment at least annually during the fourth quarter of our fiscal year or when events and circumstances indicate that fair value of a reporting unit may be below its carrying value. The company has one reporting unit.
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
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the years ended December 31, 2022, 2021, or 2020.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Impairment of Long-lived Assets
Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated future cash flows of the asset. No impairment charges were recorded for the year ended December 31, 2022. During the year ended December 31, 2021, we recorded impairment charges of $1.5 million to reduce the carrying value of our existing Waltham right-of-use asset and $1.2 million to reduce the carrying value of the related leasehold improvements to their respective fair values. No impairment charges were recorded for the year ended December 31, 2020.
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
Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized on our Consolidated Statements of Operations as a component of Other (income) expense, net. Refer to Note 18 - Tax Receivable Agreements for further details on the TRA liability.
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
The Company uses a Black-Scholes option pricing model to determine the fair value of stock options and profits interests, as profits interests have certain economic similarities to options. The Black-Scholes option pricing model includes various assumptions, including the expected term of incentive units, the expected volatility, and the expected risk-free interest rate. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions are used, compensation cost could be materially impacted.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Bonus Accruals
The Company has bonus programs for eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. Bonus accruals of $21.6 million and $28.7 million were recorded for the years ended December 31, 2022 and 2021, respectively, and were included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
Employee Retirement Benefits
The Company has a 401(k) plan that all eligible employees can contribute pre-tax and after-tax (Roth) to up to the maximum annual amount established by the Internal Revenue Code. The Company matched 50% of the employee’s contribution to the 401(k) plan up to the first 7% of their contribution. Matching contributions made by the Company were approximately $8.0 million, $5.4 million, and $3.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Matching contributions vest 33% per year until fully vested. Employee contributions are 100% vested immediately. The increased headcount contributed to the increase in the Company’s matching contribution in 2022 and 2021.
Israeli Severance Pay Law
Under Section 14 of the Israeli Severance Pay Law, employees in Israel are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds which relieves the Company from future obligations under this law. During the years ended December 31, 2022, 2021, and 2020, the Company recorded $7.2 million, $4.8 million, and $2.0 million, respectively, in severance expenses related to these employees. The increased headcount contributed to the increase in the Company’s matching contribution in 2022 and 2021.
Reclassifications
Certain reclassifications have been made in the notes to the consolidated financial statements to conform previously reported amounts to current year presentation. These reclassifications had no impact on the previously reported net income or comprehensive income.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The standard applies to contract modifications that replace a reference rate affected by reference rate reform and contemporaneous modifications of other contract terms related to the replacement of the reference rate. Further, the standard provides exceptions to certain guidance in ASC 815, Derivatives and Hedging, related to changes to the critical terms of a hedging relationship due to reference rate reform and provides optional expedients for fair value, cash flow, and net investment hedging relationships for which the component excluded from the assessment of hedge effectiveness is affected by reference rate reform. Once elected, the provisions of the standard must be applied prospectively for all similar eligible contract modifications other than derivatives, which may be applied at a hedging relationship level. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to provide supplemental guidance and to further clarify the scope of the amended guidance. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, deferring the sunset date of Topic 848 to December 31, 2024. The Company adopted these standards during the fourth quarter of 2022, and transferred all three of its derivative contracts from LIBOR to SOFR. The adoption of these standards applies to our variable rate financing and derivatives designated as hedges, and did not have a material impact on our financial position, results of operations and cash flows.
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

Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Year Ended December 31,
(in millions)	2022	2021	2020
Subscription	$1,087.3	$738.6	$471.2
Usage-based	8.8	8.6	5.0
Other	1.9	—	—
Total Revenue	$1,098.0	$747.2	$476.2
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
Usage-based revenue is comprised largely of email verification and facilitation of online advertisements, which are charged to our customers on a per unit basis based on their usage. We regularly observe that customers integrate our usage-based services into their internal workflows and use our services on an ongoing basis. We recognize usage-based revenue at the point in time the services are consumed by the customer, thereby satisfying our performance obligation.
Other revenue is comprised largely of implementation and professional services fees. We recognize other revenue as services are delivered.
Of the total revenue recognized in the years ended December 31, 2022, 2021, and 2020, $354.6 million, $221.3 million and $155.4 million were included in the unearned revenue balance as of December 31, 2021, 2020, and 2019, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
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
As of December 31, 2022 and December 31, 2021, the Company had contract assets of $5.7 million and $3.7 million respectively, which are recorded as current assets within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of December 31, 2022 and December 31, 2021, the Company had unearned revenue of $419.9 million and $364.2 million, respectively.

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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of December 31, 2022	$842.2	$264.5	$1,106.7
As of December 31, 2021	$671.5	$192.9	$864.4
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

Note 4 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the dates of the acquisition for the 2022 Acquired Companies (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$14.8	$—	$14.8
Accounts receivable	2.3	—	2.3
Prepaid expenses and other assets	0.3	0.7	1.0
Intangible assets	34.8	—	34.8
Accounts payable and other liabilities	(0.9)	(0.4)	(1.3)
Unearned revenue	(6.8)	—	(6.8)
Deferred tax liabilities	(6.5)	2.9	(3.6)
Total identifiable net assets acquired	38.0	3.2	41.2
Goodwill	122.5	(3.1)	119.4
Total consideration	160.5	0.1	160.6
Cash acquired	(14.8)	—	(14.8)
Cash paid for acquisitions, net of cash acquired	$145.7	$0.1	$145.8

Cash paid (refunds received) for 2021 acquisitions in 2022 (see "2021 Acquisitions")			(2.1)
Total cash paid for acquisitions in 2022			$143.7
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
The following table sets forth the components of identifiable intangible assets acquired and the estimated useful lives as of the dates of acquisition (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date	Weighted Average Useful Life
Existing Technology	$27.6	$—	$27.6	5.8 years
Customer Relationships	3.4	—	3.4	9.0 years
Trade name / Trademarks	3.8	—	3.8	8.0 years
Total intangible assets	$34.8	$—	$34.8
Developed technology represents the fair value of the technology portfolios acquired. The goodwill is primarily attributed to the expanded market opportunities when integrating technology with the Company’s technology and the assembled workforce. All goodwill acquired in the twelve months ended December 31, 2022 is expected to be deductible for U.S. income tax purposes.
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
•In June 2021, the Company acquired all of the outstanding equity interests of Insent, Inc. (“Insent”) for total purchase consideration of $34.0 million, consisting of $32.9 million in cash and estimated deferred purchase consideration of $1.1 million. During the year ended December 31, 2022, the Company adjusted this contingent payment liability by $0.1 million. The purchase accounting for this transaction has been finalized. As part of the acquisition, the Company issued 36,118 RSUs, at a total grant date fair value of $2.4 million, and agreed to pay $2.0 million of incentive compensation to acquired employees, subject to continued employment, to be recognized in the post-combination periods.
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

Note 4 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the dates of the acquisition for the 2021 Acquired Companies, as adjusted in the fourth quarter of 2021 and the first quarter of 2022 (in millions):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$13.9	$—	$13.9
Accounts receivable	4.3	(0.1)	4.2
Prepaid expenses and other assets	2.8	(0.1)	2.7
Intangible assets	120.7	0.2	120.9
Accounts payable and other liabilities	(4.1)	(0.5)	(4.6)
Unearned revenue	(10.2)	—	(10.2)
Deferred tax liabilities	(2.7)	—	(2.7)
Total identifiable net assets acquired	124.7	(0.5)	124.2
Goodwill	575.2	(2.0)	573.2
Total consideration	699.9	(2.5)	697.4
Cash refund from Chorus.ai acquisition	33.9	(33.9)	—
Deferred consideration	(2.2)	—	(2.2)
Accruals from adjustments to working capital balances	(0.5)	0.6	0.1
Accruals from adjustments to tax liabilities	—	0.4	0.4
Cash acquired	(13.9)	—	(13.9)
Cash paid for acquisitions, net of cash acquired	$717.2	$(35.4)	$681.8

Cash paid (refunds received) for 2020 acquisitions in 2021 (see “2020 Acquisitions”)			0.3
Refunds received for 2021 acquisitions in 2022 (see “2021 Acquisitions”)			2.1
Total cash paid for acquisitions in 2021			$684.2
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

Note 4 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the date of the acquisitions (in millions):

Cash and cash equivalents	$2.9
Accounts receivable	3.0
Prepaid expenses and other assets	1.1
Intangible assets	37.0
Accounts payable and other	(2.2)
Unearned revenue	(3.2)
Total identifiable net assets acquired	38.6
Goodwill	33.4
Total consideration	72.0
Issuance of 67,075 Class A shares	(2.9)
Cash acquired	(2.9)
Cash paid for acquisitions	$66.2

Cash paid for 2020 acquisitions in 2021 (see “2020 Acquisitions”)	(0.3)
Total cash paid for acquisitions in 2020	$65.9
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
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results.

Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$235.6	$—	$—	$235.6
Cash equivalents
Corporate debt securities	159.9	—	(0.1)	159.8
Money market mutual funds	18.6	—	—	18.6
Securities guaranteed by U.S. government	4.0	—	—	4.0
Total cash equivalents	182.5	—	(0.1)	182.4
Total cash and cash equivalents	418.1	—	(0.1)	418.0
Short-term investments:
Corporate debt securities	91.8	—	(0.1)	91.7
Securities guaranteed by U.S. government	25.0	—	—	25.0
Other governmental securities	11.0	—	—	11.0
Total short-term investments	127.8	—	(0.1)	127.7
Total cash, cash equivalents, and short-term investments	$545.9	$—	$(0.2)	$545.7
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2021:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$276.5	$—	$—	$276.5
Cash equivalents
Corporate debt securities	15.7	—	—	15.7
Money market mutual funds	16.1	—	—	16.1
Total cash equivalents	31.8	—	—	31.8
Total cash and cash equivalents	308.3	—	—	308.3
Short-term investments:
Corporate debt securities	18.4	—	—	18.4
Total short-term investments	18.4	—	—	18.4
Total cash, cash equivalents, and short-term investments	$326.7	$—	$—	$326.7
Refer to Note 10 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at December 31, 2022 and 2021.

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$127.8	$127.7	$18.4	$18.4
Total	$127.8	$127.7	$18.4	$18.4
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following (in millions):

	December 31,
	2022	2021
Computer equipment	$13.3	$12.5
Furniture and fixtures	3.8	3.6
Leasehold improvements	9.9	8.6
Internal use developed software	63.1	40.8
Construction in progress	4.0	5.9
Property and equipment, gross	94.1	71.4
Less: accumulated depreciation	(42.0)	(29.7)
Property and equipment, net	$52.1	$41.7
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
Depreciation expense was $17.6 million, $13.7 million, and $8.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of December 31, 2022:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(92.1)	$195.5	14.5
Acquired technology	330.8	(169.3)	161.5	6.3
Brand portfolio	11.5	(5.9)	5.6	7.6
Net intangible assets subject to amortization	$629.9	$(267.3)	$362.6

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,692.7	$—	$1,692.7
Intangible assets consisted of the following as of December 31, 2021:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$284.1	$(71.8)	$212.3	14.5
Acquired technology	303.2	(121.1)	182.1	6.3
Brand portfolio	7.7	(4.1)	3.6	6.6
Net intangible assets subject to amortization	$595.0	$(197.0)	$398.0

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,575.1	$—	$1,575.1
Amortization expense was $70.2 million, $55.6 million, and $41.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Future amortization expense for intangible assets as of December 31, 2022 is as follows:

(in millions)	Estimated Amortization Expense
For years ended December 31,
2023	$61.0
2024	$59.0
2025	$58.3
2026	$48.6
2027	$38.3

Note 7 - Goodwill and Acquired Intangible Assets (continued)
The following summarizes changes to the Company’s goodwill (in millions):

Balance at December 31, 2020	$1,000.1
Adjustment from 2020 acquisitions	0.1
Goodwill from 2021 acquisitions	574.9
Balance at December 31, 2021	1,575.1
Adjustment from 2021 acquisitions	(1.8)
Goodwill from 2022 acquisitions	119.4
Balance at December 31, 2022	$1,692.7
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the years ended December 31, 2022, 2021, and 2020.
Note 8 - Financing Arrangements
As of December 31, 2022 and December 31, 2021, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	December 31, 2022	December 31, 2021

First Lien Term Loan	February 1, 2019	February 1, 2026	SOFR +3.10%	$595.5	$594.1
First Lien Revolver	February 1, 2019	November 2, 2025	SOFR +2.10%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	640.2	638.8
Total Carrying Value of Debt				$1,235.7	$1,232.9
Less current portion				—	—
Total Long-Term Debt				$1,235.7	$1,232.9
First Lien Credit Agreement
Performance of obligations under the First Lien Credit Agreement is secured by substantially all the productive assets of the Company. The First Lien Credit Agreement contains a number of covenants that restrict, subject to certain exceptions, the Company’s ability to, among other things:
•incur additional indebtedness;
•create or incur liens;
•engage in certain fundamental changes, including mergers or consolidations;
•sell or transfer assets;
•pay dividends and distributions on our subsidiaries’ capital stock;
•make acquisitions, investments, loans or advances;
•engage in certain transactions with affiliates; and

Note 8 - Financing Arrangements (continued)
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
On December 30, 2022, the Company amended the First Lien Credit Agreement by converting the interest rate for both the first lien term loan and the first lien revolving credit facility from LIBOR plus the applicable spread to SOFR plus a credit spread adjustment of 0.1% and the applicable spread. No other terms, including the amount of borrowing or the maturity date, were changed as a result of this amendment.
First Lien Term Loan
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
In February 2021, we used all of the net proceeds from issuance of the Senior Notes, along with cash on hand, to prepay $356.4 million aggregate principal amount of our first lien term loans outstanding under the First Lien Credit Agreement (the “Debt Prepayment”). Following the Debt Prepayment, $400.0 million aggregate principal amount of first lien term loans were outstanding under the First Lien Credit Agreement. In February 2021, we entered into a second amendment to the First Lien Credit Agreement (the “Second Amendment”), pursuant to which the Company completed a repricing of its first lien term loan facility, which decreased the interest rate from LIBOR plus 3.75% per annum to LIBOR plus 3.10% per annum. The Company recognized $7.7 million in the twelve months ended December 31, 2021 within Loss on debt modification and extinguishment on our Consolidated Statements of Operations, primarily comprised of the write-off of unamortized issuance costs associated with the Debt Prepayment.
In July 2021, we entered into a third amendment to our existing First Lien Credit Agreement (the “Third Amendment”) that provided for the incurrence of an additional $200.0 million aggregate principal amount of additional term loans under the First Lien Credit Agreement.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or LIBOR plus an applicable rate. The applicable rate is 2.00% for Base Rate loans or 3.10% for SOFR loans. The effective interest rate on the first lien debt was 7.38% and 3.41% as of December 31, 2022 and December 31, 2021, respectively.
First Lien Revolving Credit Facility
Pursuant to the Second Amendment, the Company increased the aggregate commitments to $250.0 million under our first lien revolving credit facility. The Second Amendment also provided an extension of the maturity date of our first lien revolving credit facility to November 2025.

Note 8 - Financing Arrangements (continued)
The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.00% to 2.25% for SOFR loans, depending on the Company’s leverage.
In March 2020, the Company drew down $35.0 million under the revolving credit facility. In June 2020, the Company paid off the outstanding $35.0 million balance of the revolving credit facility with proceeds from the IPO. The effective interest rate was 3.70% as of the repayment date. In July 2021, the Company drew down $225.0 million under the revolving credit facility and then paid off the outstanding $225.0 million balance of the revolving credit facility with proceeds from the Third Amendment and proceeds from the Senior Notes. The effective interest rate was 4.4% as of the repayment date. Immaterial debt issuance costs were incurred in connection with these entries into the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets were immaterial as of December 31, 2022 and December 31, 2021.
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
Second Lien Term Loan
On June 8, 2020, the Company used approximately $380.6 million of the proceeds of the IPO to repay the entire aggregate principal amount of our second lien term loans, including prepayment premiums of $3.7 million and accrued interest thereon of $6.9 million. The effective interest rate was 10.8% as of the repayment date. The Company recognized $11.0 million within Loss on debt modification and extinguishment on our Consolidated Statements of Operations, comprised of the write-off of unamortized issuance costs of $7.3 million and the prepayment penalty incurred on the payoff of $3.7 million.
Redeemable Series A Preferred Units
On June 8, 2020, the Company redeemed and cancelled all outstanding Series A Preferred Units of ZoomInfo OpCo. Refer to Note 13 - Redeemable Series A Preferred Units for additional discussion regarding Series A Preferred Units and related redemption.

Note 8 - Financing Arrangements (continued)
The expected future principal payments for all borrowings as of December 31, 2022 is as follows (in millions):

Contractual Maturity
2023	$—
2024	—
2025	—
2026	600.0
2027	—
Thereafter	650.0
Total principal payments	1,250.0
Unamortized debt issuance costs	(14.3)
Total long-term debt	$1,235.7
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
We recognize derivative instruments and hedging activities on a gross basis as either assets or liabilities on our Consolidated Balance Sheets and measure them at fair value. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions in a cash flow hedge. For derivatives designated as cash flow hedges, the change in the estimated fair value of the derivative is recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. Gains and losses resulting from valuation adjustments on dedesignated portions of our derivative contract subsequent to dedesignation of hedge accounting are recorded within Interest expense, net on our Consolidated Statements of Operations. As it is not probable the forecasted transaction will not occur, the amounts in Accumulated other comprehensive income (loss) as of the date of dedesignation will be released based on our original forecast.
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

Note 9 - Derivatives and Hedging Activities (continued)
During the second quarter of 2020, the Company reduced its LIBOR based debt to $756.4 million (refer to Note 8 - Financing Arrangements), which was below the total notional amounts of our derivative instruments of $850.0 million as of the date of the debt repayment. Consequently, concurrent with the repayment of the entire aggregate principal amount of our second lien term loans and prepayment of $100.0 million aggregate principal amount of our first lien term loans, we dedesignated and partially redesignated the derivative instruments. As the forecasted interest payments on $93.7 million not redesignated was probable to not occur, the Company reclassified the existing deferred loss on that portion of the derivative of $3.3 million from AOCI into Interest expense, net on our Consolidated Statements of Operations.
In the first quarter of 2021, concurrent with the prepayment of $356.4 million aggregate principal amount of our first lien term loans, we fully dedesignated the interest rate cap contract and partially dedesignated $100.0 million of the notional amount of one of the forward-starting interest rate swap contracts. In the third quarter of 2021, the Company redesignated $100.0 million of available notional of the partially dedesignated forward-starting interest rate swap contract and redesignated $100.0 million of available notional of the interest-rate cap contract in connection with the incurrence of an incremental $200.0 million of variable-rate debt under the First Lien Credit Agreement.
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
During the fourth quarter of 2022, the Company transitioned two interest rate swap contracts and one interest cap contract from LIBOR to SOFR by terminating the original transactions and simultaneously entering into new derivatives. The terms of the new derivatives were unchanged except for the index. The Company elected optional expedients to allow for this transition without any interruptions to the hedge accounting.
As December 31, 2022, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	$500.0	0.370%	January 30, 2026

Note 9 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of December 31, 2022 and December 31, 2021 (in millions):

	Fair Value of Derivative Instruments
Instrument	December 31, 2022		December 31, 2021
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$—	$—	$—	$0.1
Interest rate cap contract(2)	1.2	—	—	—
Interest rate cap contract(3)	0.3	—	—	—
Interest rate swap contracts(1)	—	—	—	2.4
Interest rate swap contracts(2)	21.5	—	—	—
Interest rate swap contracts(3)	30.3	—	—	—
Forward-starting interest rate swap contracts(2)	—	—	0.7	—
Forward-starting interest rate swap contracts(3)	—	—	15.2	—
Total designated derivative fair value	53.3	—	15.9	2.5

Derivatives not designated as hedging instruments
Interest rate cap contract(1)	—	—	—	0.3
Interest rate cap contract(3)	—	—	0.1	—
Total undesignated derivative fair value	—	—	0.1	0.3
Total derivative fair value	$53.3	$—	$16.0	$2.8
________________
(1) Included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
(2) Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(3) Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows on our Consolidated Statements of Cash Flows in the period settled in cash. Income tax effects from changes in fair value of derivative instruments are recorded on our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $22.5 million into interest income from AOCI.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.

Note 10 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by U.S. government, and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes as of December 31, 2022 was $598.5 million and $542.8 million, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically SOFR cash and swap rates, implied volatility for options, caps and floors, basis swap adjustments, overnight indexed swap (“OIS”) short term rates and OIS swap rates, when applicable, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements. Key inputs, including the cash rates for very short term, futures rates and swap rates beyond the derivative maturity are interpolated to provide spot rates at resets specified by each derivative (reset rates are then further adjusted by the basis swap, if necessary). Derivatives are discounted to present value at the measurement date at SOFR rates unless they are fully collateralized. Fully collateralized derivatives are discounted to present value at the measurement date at OIS rates (short term OIS rates and long term OIS swap rates).
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

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$159.8	$—
Money market mutual funds	$18.6	$—	$—
Securities guaranteed by U.S. government	$—	$4.0	$—
Short-term investments:
Corporate debt securities	$—	$91.7	$—
Securities guaranteed by U.S. government	$—	$25.0	$—
Other governmental securities	$—	$11.0	$—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$1.2	$—
Interest rate swap contracts	$—	$21.5	$—
Deferred costs and other assets, net of current portion:
Interest rate cap contract	$—	$0.3	$—
Interest rate swap contracts	$—	$30.3	$—

Fair Value at December 31, 2021	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$15.7	$—
Money market mutual funds	$16.1	$—	$—
Short-term investments:
Corporate debt securities	$—	$18.4	$—
Prepaid expenses and other current assets:
Forward-starting interest rate swap contracts	$—	$0.7	$—
Deferred costs and other assets, net of current portion:
Interest rate cap contract	$—	$0.1	$—
Forward-starting interest rate swap contracts	$—	$15.2	$—
Liabilities:
Derivative contracts:
Interest rate cap contract	$—	$(0.4)	$—
Interest rate swap contracts	$—	$(2.4)	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$14.2
There have been no transfers between fair value measurements levels during the year ended December 31, 2022.

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
Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
As of December 31, 2022, our outstanding non-cancelable purchase obligations with a term of 12 months or longer, mainly related to third-party cloud hosting and software as a service arrangements, were as follows (in millions):

Fiscal Period:	Amount
2023	$43.6
2024	66.4
2025	1.3
2026	0.7
2027	—
Thereafter	—
Total	$112.0
For information regarding financing-related obligations, refer to Note 8 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 15 - Leases.
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $4.9 million and $3.1 million at December 31, 2022 and December 31, 2021, respectively. This liability is included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
Contingent earnout payments
In connection with the acquisition of Dogpatch, the Company could be required to issue equity awards up to $3.7 million. Refer to Note 4 - Business Combinations for additional information.
Deferred acquisition-related payments
In connection with the acquisition of Insent, the Company expects to pay an additional $3.0 million, of which $1.2 million represents deferred consideration. Refer to Note 4 - Business Combinations for additional information.
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
Note 12 - Stockholders' Equity and Members' Deficit
New ZoomInfo Common Stock Rights
Our authorized capital stock consists of 3,300,000,000 shares of Common Stock, and 200,000,000 shares of preferred stock, par value $0.01 per share. No shares of preferred stock have been issued or are currently outstanding.
Voting rights
Holders of Common Stock will vote as a single class and are entitled to one vote per share on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally, including the election or removal of directors. The holders of our Common Stock do not have cumulative voting rights in the election of directors.
Preemptive or similar rights
Holders of shares of our Common Stock do not have preemptive, subscription, redemption or conversion rights. There are no redemption or sinking fund provisions applicable to the Common Stock.
Dividends and distributions
Holders of Common Stock are entitled to receive dividends at the same rate, when, as and if declared by our board of directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. To date, no dividends have been declared or paid by us.
Upon our liquidation, dissolution, or winding up, subject to the rights of holders of one or more outstanding series of preferred stock having liquidation preferences, the holders of shares of our Common Stock are entitled to receive pro rata our remaining assets available for distribution.
Old ZoomInfo Class A, B, and C Common Stock Rights
As noted above, subsequent to the Holding Company Reorganization, there were no issued and outstanding shares of Class B common stock or Class C common stock, and in May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certification of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock as “Common Stock”. The below represent the historical rights of Old ZoomInfo Class A, Class B, and Class C common stock. Shares of Old ZoomInfo Class A common stock and Class C common stock were identical in all respects, except for voting rights, certain conversion rights and transfer restrictions in respect of the shares of Class C common stock, as described below.

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
As of December 31, 2022, ZoomInfo Technologies Inc. held units resulting in an ownership interest of 100% in the consolidated subsidiaries.

Note 12 - Stockholders' Equity and Members' Deficit (continued)
The holders of OpCo Units may be subject to U.S. federal, state and local income taxes on their proportionate share of any taxable income of ZoomInfo OpCo. Net profits and net losses of ZoomInfo OpCo will generally be allocated to its holders pro rata in accordance with the percentages of their respective limited liability company interests. The amended and restated limited liability company agreement of ZoomInfo OpCo provides for cash distributions (“tax distributions”) to the holders of OpCo Units and Class P Units. During the years ended December 31, 2021, and 2020, the Company paid $19.9 million, and $9.9 million in tax distributions to the noncontrolling interest, respectively.
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

Note 14 - Earnings Per Share
For the periods in which we had multiple classes of stock participating in earnings, we use the two-class method in calculating earnings per share. Basic earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc. by the weighted-average number of shares of Class A and Class C common stock outstanding during the period. Diluted earnings per share of Class A and Class C common stock is computed by dividing net income attributable to ZoomInfo Technologies Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A common stock, by the weighted-average number of shares of Class A and Class C common stock outstanding, adjusted to give effect to potentially dilutive elements. As of the fourth quarter in 2021, as a result of the Holding Company Reorganization discussed in Note 1 - Organization and Background, the only remaining class of common stock issued and outstanding was the Class A common stock, and as such, the two-class method is not presented for subsequent periods. As previously discussed, in May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certificate of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock to “Common Stock”.
Prior to the IPO, the ZoomInfo OpCo membership structure included Series A Preferred Units, Preferred units, Common units, and Profits Interests in the form of Class P Units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, the basic and diluted earnings per share calculations for the year ended December 31, 2020 represent the post IPO period from June 4, 2020 to December 31, 2020 only.
The following table sets forth reconciliations of the numerators and denominators used (in millions) to compute basic and diluted earnings (loss) per share of Class A and Class C (as applicable) common stock for the years ended December 31, 2022, December 31, 2021 and December 31, 2020. The basic and diluted earnings per share for the year ended December 31, 2020, represents only the period from June 4, 2020 to December 31, 2020, which represents the period wherein we had outstanding Class A and Class C common stock.

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Numerator:
Net income (loss)	$63.2	$94.9	$(36.4)
Add: Net (income) loss attributable to ZoomInfo OpCo before Reorganization Transactions	—	—	5.1
Less: Excess of consideration paid over carrying amount to holders of Series A Preferred Units attributable to common shares	—	—	(11.0)
Add: Net (income) loss attributable to noncontrolling interests	—	21.9	27.3
Net income (loss) attributable to ZoomInfo Technologies Inc.	$63.2	$116.8	$(15.0)

Note 14 - Earnings Per Share (continued)
The following tables set forth the computation of basic and diluted net income per share of Class A and Class C (as applicable) common stock (in millions, except share amounts and per share amounts):

Year Ended December 31, 2022
Common Stock

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$63.2
Denominator:
Weighted average number of shares of Common Stock outstanding	401,490,459
Basic net income (loss) per share attributable to common stockholders	$0.16

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$63.2
Denominator:
Number of shares used in basic computation	401,490,459
Add: weighted-average effect of dilutive securities exchangeable for Common Stock:
Restricted Stock Awards	1,641,544
Exercise of Common Stock Options	187,578
Employee Stock Purchase Plan	72,877
Weighted average shares of Common Stock outstanding used to calculate diluted net income (loss) per share	403,392,458
Diluted net income (loss) per share attributable to common stockholders	$0.16

Note 14 - Earnings Per Share (continued)

	Year Ended December 31, 2021
	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$92.5	$24.3
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	202,573,536	53,293,720
Basic net income (loss) per share attributable to common stockholders	$0.46	$0.46

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$92.5	$24.3
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	41.2	10.8
Reallocation of earnings as a result of conversion of potentially dilutive instruments	12.3	(12.3)
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	22.8	—
Allocation of undistributed earnings	$168.8	$22.8
Denominator:
Number of shares used in basic computation	202,573,536	53,293,720
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
OpCo Units	129,468,657	—
HSKB I Class 1 Units	5,247,514	—
HSKB II Class 1 Units	212,245	—
HSKB II Phantom Units	773,518	—
HoldCo Units	888,675	—
Restricted Stock Awards	829,763	—
Restricted Stock Units	344,342	—
LTIP Units	35,301	—
Exercise of Class A Common Stock Options	296,296	—
Conversion of Class C to Class A common shares outstanding	53,293,720	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	393,963,567	53,293,720
Diluted net income (loss) per share attributable to common stockholders	$0.43	$0.43

Note 14 - Earnings Per Share (continued)

	Year Ended December 31, 2020
	Class A	Class C

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$(6.0)	$(9.0)
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	62,464,272	94,278,971
Basic net income (loss) per share attributable to common stockholders	$(0.10)	$(0.10)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$(6.0)	$(9.0)
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	(2.0)	(2.9)
Reallocation of earnings as a result of conversion of potentially dilutive instruments	(1.2)	1.2
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	(10.7)	—
Allocation of undistributed earnings	$(19.9)	$(10.7)
Denominator:
Number of shares used in basic computation	62,464,272	94,278,971
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Class P Units	8,397,751	—
HSKB I Class 1 Units	9,384,174	—
Exercise of Class A Common Stock Options	179,450	—
Conversion of Class C to Class A common shares outstanding	94,278,971	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income (loss) per share	174,704,618	94,278,971
Diluted net income (loss) per share attributable to common stockholders	$(0.11)	$(0.11)
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

Note 14 - Earnings Per Share (continued)
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	December 31, 2022	December 31, 2021	December 31, 2020
OpCo Units	—	—	213,410,605
Class P Units	—	8,100,932	—
HSKB II Class 1 Units	—	—	5,244,286
HSKB II Phantom Units	—	—	545,779
HoldCo Units	—	—	5,083,280
Restricted Stock Units	8,198,069	—	251,285
LTIP Units	—	—	447,456
Total anti-dilutive securities	8,198,069	8,100,932	224,982,691

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
The Company subleases two offices. The subleases have remaining lease terms of less than nine years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (loss) from operations on our Consolidated Statements of Operations, was immaterial for the years ended December 31, 2022, 2021, and 2020.
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021:

	December 31,
(in millions)	2022	2021
Assets
Operating lease right-of-use assets, net	$63.0	$59.8

Liabilities
Current portion of operating lease liabilities	$10.3	$8.1
Operating lease liabilities, net of current portion	$67.9	$61.5
Rent expense was $13.4 million, $11.1 million, and $7.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Other information related to leases was as follows:

(in millions)	December 31,
Supplemental Cash Flow Information	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$12.4	$8.3	$7.3
Cash received for tenant incentive reimbursement	$5.0	$—	$—

Lease liabilities arising from obtaining right-of-use assets
From acquisitions	$—	$0.2	$0.4
From new and existing lease agreements and modifications	$11.3	$36.9	$(0.9)

	As of
	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	11.7	9.6
Weighted average discount rate	5.4%	4.4%

Note 15 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of December 31, 2022 (in millions):

Year Ending December 31,	Operating Leases
2023	$14.2
2024	11.6
2025	10.7
2026	8.1
2027	7.1
Thereafter	52.7
Total future minimum lease payments	104.4
Less effects of discounting	26.2
Total lease liabilities	$78.2

Reported as of December 31, 2022
Current portion of operating lease liabilities	$10.3
Operating lease liabilities, net of current portion	67.9
Total lease liabilities	$78.2
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
Expense associated with short term leases and variable lease costs were immaterial for the year ended December 31, 2022. The expense related to short term leases reasonably reflected our short-term lease commitments.
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
In the first quarter of 2021, we executed a lease for office space in Waltham, Massachusetts. The rent payments for the first phase commenced in January 2022. Pursuant to the second amendment to the lease which were executed in the second quarter of 2022, the rent payments for the additional phases are expected to commence between January 2024 and April 2027. The lease will terminate on December 31, 2038, the last day of the seventeenth lease year. The lease is subject to fixed-rate rent escalations and provides for $11.3 million in tenant improvements and the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise. The Company determined that it is the accounting owner of all tenant improvements. Upon commencement of the first phase of the lease in June 2021, the Company recorded an operating lease right-of-use asset and lease liability of $35.2 million. As the commencement of the subsequent phases of this lease are expected to occur in the future, the Company has not recorded operating lease right-of-use assets or lease liabilities for these phases as of December 31, 2022.

Note 15 - Leases (continued)
In the third quarter of 2021, we executed a lease for a new corporate headquarters in Vancouver, Washington, which will become available for occupancy in phases as construction progresses. The first phase is expected to commence at the earliest in the first quarter of 2024 with rent expected to commence in the second quarter of 2026, subject to the completion of certain constructions milestones. The lease has a contractual term of 190 months. The lease is subject to fixed-rate rent escalations, provides for $42.1 million in tenant improvements, and contains the option to extend the lease for two terms of five years each, which were not reasonably certain of exercise. The Company will account for each phase upon lease commencement consistent with the guidance in ASC 842.
In the first quarter of 2022, the Company executed a seven-year lease for office space in Ra’anana, Israel, with the rent payments for the first phase expected to commence at the earliest in July 2023, and the rent payments for the additional phases expected to commence between August 2023 and April 2024. Upon execution of the lease, the Company paid rent in advance of $1.7 million. The lease contains two options to extend for an additional three and five years, respectively, for which the company is not reasonably certain of exercising as of December 31, 2022. The lease is subject to fixed rate rent with the addition of VAT and certain future increases of the Israel Consumer Price Index. The lease provides for $13.9 million in tenant improvements. The Company determined that it is the accounting owner of all tenant improvements. As the commencement of this lease is expected to occur in the future, the Company has not recorded operating lease right-of-use assets or lease liabilities as of December 31, 2022.
In the third quarter of 2022, the Company executed a sublease termination agreement for sublet office space in Waltham, Massachusetts. Pursuant to the termination agreement, the sublessee paid the Company a lease termination penalty in the amount of $2.5 million. Additionally, this termination resulted in the derecognition of the previously capitalized initial direct costs of $1.4 million and the recognition of a gain of $1.1 million as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (loss) from operations on our Consolidated Statements of Operations. The Company executed an agreement to sublet the Waltham office space to a new tenant for the remainder of our lease term which commenced in September 2022. Sublease income will be recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (loss) from operations on our Consolidated Statements of Operations.
The Company's head lease for the sublet office space in Waltham provides for the option to extend for an additional five years which we were previously not reasonably certain to exercise. In connection with the subleasing activity detailed above, the Company reassessed the lease term of our sublet office space in Waltham and determined that the Company is reasonably certain of exercising the option. In July 2022, the Company recorded a $5.1 million increase in the operating lease right-of-use asset and a $5.1 million increase in the lease liability.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $341.2 million, which are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
Note 16 - Equity-based Compensation
2020 Omnibus Incentive Plan - On May 26, 2020, the Board of Directors of the Company (the “Board”) adopted the ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan (the “Omnibus Plan”). The Omnibus Plan provides for potential grants of the following awards with respect to shares of the Common Stock and OpCo Units: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options; (iii) stock appreciation rights; (iv) Restricted Stock; (v) Restricted Stock Units; (vi) OpCo Units, and (vii) other equity-based and cash-based incentive awards as determined by the compensation committee of the Board or any properly delegated subcommittee.

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
Restricted Stock Units
Restricted Stock Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2022		Year Ended December 31, 2021	Year Ended December 31, 2020
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Restricted Stock Units
Unvested at beginning of period	4,853,795	$56.74	985,398	—
Granted	8,678,522	$42.43	4,656,717	1,055,609
Granted - performance-based	147,445	$33.89	—	—
Vested	(1,265,449)	$52.53	(443,647)	(26,674)
Forfeited	(2,036,745)	$52.38	(344,673)	(43,537)
Unvested at end of period	10,377,568	$45.81	4,853,795	985,398
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

Note 16 - Equity-based Compensation (continued)
Restricted Stock activity was as follows during the periods indicated:

	Year Ended December 31, 2022		Year Ended December 31, 2021	Year Ended December 31, 2020
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock	Restricted stock
Unvested at beginning of period	3,525,373	$9.21	—	—
Exchanged HoldCo Units	—	—	872,371	—
Exchanged Class P Units	—	—	3,380,469	—
Exchanged LTIP Units	—	—	294,665	—
Vested	(2,387,766)	$4.90	(992,945)	—
Forfeited	(279,047)	$5.76	(29,187)	—
Unvested at end of period	858,560	$22.30	3,525,373	—
Common Stock Options
Options activity was as follows during the period indicated:

	Year Ended December 31, 2022		Year Ended December 31, 2021	Year Ended December 31, 2020
	Options	Weighted Average Exercise Price	Options	Options
Outstanding at beginning of period	417,085	$21.00	552,440	—
Effect of Reorganization Transactions and IPO	—	—	—	576,708
Exercised	(63,193)	21.00	(102,330)	—
Expired	(7,950)	21.00	—	—
Forfeited	(22,940)	21.00	(33,025)	(24,268)
Outstanding at end of period	323,002	$21.00	417,085	552,440
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of December 31, 2022.

December 31, 2022
Aggregate intrinsic value (in millions)
Unit Options outstanding	$2.9
Unit Options exercisable	$2.5
Weighted average remaining contractual term (in years)
Unit Options outstanding	7.1 years
Unit Options exercisable	7.1 years

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
HoldCo Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2022		Year Ended December 31, 2021	Year Ended December 31, 2020
	HoldCo Units	Weighted Average Grant Date Fair Value	HoldCo Units	HoldCo Units
Unvested at beginning of period	—	—	1,214,105	—
Effect of Reorganization Transactions and IPO	—	—	—	1,332,239
Exchanged for Restricted Stock	—	—	(872,371)	—
Vested	—	—	(298,177)	(74,207)
Forfeited	—	—	(43,557)	(43,927)
Unvested at end of period	—	—	—	1,214,105
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

Note 16 - Equity-based Compensation (continued)
Class P Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2022		Year Ended December 31, 2021	Year Ended December 31, 2020
	Class P Units	Weighted Average Participation Threshold	Class P Units	Class P Units
Unvested at beginning of period	—	—	8,796,642	16,893,603
Effect of Reorganization Transactions and IPO	—	—	—	(1,950,930)
Exchanged for Restricted Stock	—	—	(3,855,843)	—
Granted	—	—	—	642,500
Vested	—	—	(4,846,178)	(6,357,566)
Forfeited	—	—	(94,621)	(430,965)
Unvested at end of period	—	—	—	8,796,642
LTIP Units
During the year ended December 31, 2021, the Company exercised the exchange rights on unvested LTIP Units due to the Holding Company Reorganization (refer to Note 1 - Organization and Background).
LTIP Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2022		Year Ended December 31, 2021	Year Ended December 31, 2020
	LTIP Units	Weighted Average Participation Threshold	LTIP Units	LTIP Units
Unvested at beginning of period	—	—	47,620	—
Exchanged for Restricted Stock	—	—	(294,665)	—
Granted	—	—	247,045	47,620
Unvested at end of period	—	—	—	47,620
OpCo Units
There are no OpCo Units that are unvested and all vested OpCo Units have been converted into shares of our Common Stock due to the Holding Company Reorganization (refer to Note 1 - Organization and Background).
OpCo Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2022		Year Ended December 31, 2021	Year Ended December 31, 2020
	OpCo Units	Weighted Average Grant Date Fair Value	OpCo Units	OpCo Units
Unvested at beginning of period	—	—	—	228,819
Effect of Reorganization Transactions and IPO	—	—	—	(6,909)
Vested	—	—	—	(162,218)
Forfeited	—	—	—	(59,692)
Unvested at end of period	—	—	—	—

Note 16 - Equity-based Compensation (continued)
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
The fair value of the ESPP purchase was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

Year Ended December 31, 2022
Volatility	71.9% to 77.0%
Expected term	0.5 years
Risk-free rate	2.2% to 4.7%
Expected dividends	—%
Weighted-average fair value per unit	$9.56 to $9.58
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
The Company withheld $4.9 million worth of ESPP contributions for the year ended December 31, 2022 on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets. The Company purchased 155,599 shares of Common Stock under the ESPP for the year ended December 31, 2022. The Company recognized $1.8 million of equity-based compensation expense related to the ESPP for the year ended December 31, 2022.
HSKB Incentive Units
The founders of the Company contributed membership units of ZoomInfo OpCo into an upper tier entity, HSKB Funds, LLC, which is controlled by the current CEO of the Company (“HSKB Manager”). In connection with the Reorganization Transactions, HSKB was reorganized into HSKB I and HSKB II (together, “HSKB”), with HSKB I owning OpCo Units and HSKB II owning HoldCo Units.

Note 16 - Equity-based Compensation (continued)
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
HSKB has also allocated $31.3 million to be paid in cash over three years from 2019 to 2021 if the holder of an HSKB Grant remains employed by the Company as of the payment date. This pool was further expanded in March 31, 2020, when HSKB allocated an additional $5.3 million to be paid out over three years, starting with March 31, 2020, to holders of HSKB Grants who received grants after the March 2018 Carlyle Investment, subject to the holder’s continued employment by the Company. During the twelve months ended December 31, 2022, HSKB paid $1.7 million from allocated funds and has $1.0 million remaining to be paid through 2023.
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
Unamortized Equity-based Compensation
As of December 31, 2022, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, period in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$367.5	2.5
Common Stock Options	0.1	0.7
Restricted Stock	8.5	1.2
HSKB Incentive Units	0.1	0.2
HSKB Phantom Units	12.4	2.7
Employee Stock Purchase Plan	2.2	0.2
Total unamortized equity-based compensation cost	$390.8	2.5
The total intrinsic value of profit interests and options that were exercised during the year ended December 31, 2022, 2021 and 2020 was $1.6 million, $568.4 million and $50.3 million, respectively. The total fair value of all other previously unvested equity-based awards that vested during the year ended December 31, 2022, 2021 and 2020 was $104.2 million, $59.2 million and $202.5 million, respectively.

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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets. As of December 31, 2022, 2021, and 2020, no significant long-lived assets were held by entities outside of the U.S.
Contracts denominated in currencies other than U.S. Dollar were not material for the years ended December 31, 2022, 2021, and 2020. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12%, 11%, and 9% of total revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Revenue by geographic region is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$961.5	$665.0	$433.2
Rest of world	136.5	82.2	43.0
Total Revenue	$1,098.0	$747.2	$476.2

Note 18 - Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders (collectively, the “Tax Receivable Agreements”). These Tax Receivable Agreements provide for the payment by the ZoomInfo Tax Group to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. During the three months ended December 31, 2021, all remaining units subject to the Exchange Tax Receivable Agreement had been converted into Class A common stock. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Intermediate Inc. to the Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group realizes as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement. The Company expects to benefit from the remaining 15.0% of any cash savings that it realizes.
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
As of December 31, 2022 and December 31, 2021, the Company had a liability of $2,978.7 million and $3,056.4 million respectively, related to its projected obligations under the Tax Receivable Agreements. This liability, or portion thereof, becomes payable once the tax attributes under the Tax Receivable Agreements reduces the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the year ended December 31, 2022, we paid a total of $12.2 million pursuant to the Tax Receivable Agreements. During the year ended December 31, 2022, we recognized a TRA measurement gain of $65.6 million principally due to movements in our blended state tax rate resulting from legislation enacted in 2022 and changes in the apportionment of payroll, property and sales in the states in which we operate, as well as updates to tax attributes, within Other (income) expense, net on our Consolidated Statements of Operations. During the years ended December 31, 2021 and 2020, we recognized TRA remeasurement gains of $39.5 million and $15.7 million, respectively, within Other (income) expense, net on our Consolidated Statements of Operations.

Note 19 - Income Taxes
The provision for (benefit from) income taxes for the years ended December 31, 2022, 2021, and 2020 consisted of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(2.7)	$10.2	$1.9
State	0.4	4.9	1.3
Foreign	10.4	5.5	3.3
Total current	8.1	20.6	6.5

Deferred:
Federal	27.9	(10.2)	0.9
State	100.2	(5.5)	(2.7)
Foreign	(4.8)	1.2	—
Total deferred	123.3	(14.5)	(1.8)

Provision for (benefit from) income taxes	$131.4	$6.1	$4.7
The difference between the statutory tax rate and our effective tax rate, expressed as a percentage of income before provision for (benefit from) income taxes, for the years ended December 31, 2022, 2021, and 2020, were as follows:

	Year Ended December 31,
	2022	2021	2020
Tax expense computed at U.S. federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	6.0%	4.7%	(4.2)%
Remeasurement of state deferred tax assets	36.5%	—%	—%
Foreign income at other than U.S. rates	1.8%	6.2%	(10.5)%
Tax credits	(5.0)%	(2.5)%	3.2%
Stock-based compensation	8.1%	2.4%	(42.1)%
Impact of GAAP basis shifts	—%	86.7%	(9.1)%
Dividends and liquidation of corporate subsidiary	—%	(101.2)%	—%
Income allocable to non-controlling interest	—%	(7.5)%	(0.2)%
Valuation allowance	—%	0.2%	27.4%
Other	(0.9)%	(3.9)%	(0.3)%
Effective income tax rate	67.5%	6.1%	(14.8)%
Our effective tax rate and resulting provision for income taxes for the year ended December 31, 2022 principally varies from our statutory rate due to $20.9 million in certain equity compensation expense not being deductible for tax purposes, and a $71.1 million charge due to a reduction in the forecast benefits of our state deferred tax assets, which results from state legislation enacted in 2022 and changes in our expectations for future apportionment of income among the state in which we operate.

Note 19 - Income Taxes (continued)
For the year ended December 31, 2021, the Company made an election to treat its operating partnership, ZoomInfo Technologies LLC, as a corporation for U.S. federal and state income tax purposes. As a result of this election, the Company removed its deferred tax asset associated with the investment in ZoomInfo Holdings LLC and recorded deferreds for the book-tax differences in the underlying assets and liabilities held by ZoomInfo Technologies LLC. This adjustment to the deferred tax assets and liabilities resulted in the Company recording a $104.8 million tax benefit. This benefit primarily relates to a difference between ZoomInfo Technologies Inc.’s inside and outside tax basis in its investment in ZoomInfo Holdings LLC at the time of the election. Further, the Company had shifts in GAAP basis from a non-taxable entity to a taxable entity resulting in the recognition of $87.8 million of tax expense.
As of December 31, 2022 and 2021, the significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	Year Ended December 31,
	2022	2021
Deferred tax assets
Capitalized research expenditures	$44.7	$—
Operating lease liabilities	19.5	17.7
Stock-based compensation	23.5	5.1
Goodwill	3,750.8	4,072.0
Interest expense carryforwards	23.5	15.3
Net operating loss carryforwards	201.9	96.8
Credit carryforwards	12.2	1.8
Other	7.1	8.3
Total deferred tax assets	4,083.2	4,217.0

Deferred tax liabilities
Deferred commissions	9.5	6.9
Operating lease right-of-use assets	15.7	15.0
Acquired intangible assets	58.2	64.8
Cash flow hedge - AOCI	14.1	3.5
Deferred tax on foreign earnings	1.0	1.5
Other	7.8	10.8
Total deferred tax liabilities	106.3	102.5

Less valuation allowance	—	—
Net deferred tax asset (liability)	$3,976.9	$4,114.5
We recognize deferred tax assets to the extent we believe, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. We expect the Company will ultimately be able to fully realize its deferred tax assets based on available evidence, including our projections for future taxable income, and thus the Company has not recorded any valuation allowance against our deferred tax assets in the fiscals years ended December 31, 2022 and 2021.

Note 19 - Income Taxes (continued)
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
As of December 31, 2022, we had U.S. federal net operating losses of $753.9 million, excess interest carryforward under IRC Sec. 163(j) of $96.6 million, and tax credit carryforwards of approximately $9.0 million. Federal net operating losses and excess interest carryforwards can be carried forward indefinitely, with the exception of $6.4 million of net operating losses which expire between 2033 and 2036. Our tax credits will begin to expire in 2040. Further, we have $702.0 million of state net operating losses and $4.0 million of state tax credits. With respect to our state net operating loss carryforward, $1.3 million expires between 2025 and 2027, $634.4 million expires between 2031 and 2043, and the remaining $66.3 million can be carried indefinitely. The state credits begin to expire in 2036.
Our foreign earnings are available for repatriation for use in the United States, and we accrue a liability for any applicable tax. For the years ended December 31, 2022 and 2021, we had an accrual of $1.0 million and $1.5 million, respectively, for foreign withholding tax. No accrual was made with respect U.S. tax on the repatriation of foreign profits, as this will generally be exempt from federal income tax.
As of December 31, 2022 and 2021, reconciliation of the Company’s uncertain tax positions were as follows (in millions):

	Year Ended December 31,
	2022	2021
Unrecognized tax benefit disclosure
Beginning balance	$—	$—
Gross increases in unrecognized tax benefits – prior year tax positions	1.3	—
Gross increases in unrecognized tax benefits – current year tax positions	3.8	—
Ending balance	$5.1	$—
We regularly evaluate the positions taken, or expected to be taken on tax returns, to determined if they constitute uncertain tax positions. Gross unrecognized tax benefits related to uncertain tax positions as of December 31, 2022, were $5.1 million, of which $3.7 million was a reduction of deferred tax assets and $1.4 million was included in other long-term liabilities in our consolidated balance sheet. There were no unrecognized tax benefits as of December 31, 2021. If recognized, the resulting tax benefit would affect income tax expense by $5.1 million. It is not anticipated any of the unrecognized tax benefit will be recognized in the next twelve months.
Our policy is to record interest and penalties related to uncertain tax positions within the provision for (benefit from) income taxes. There were no interest and penalties accrued with respect to income taxes for the years ended December 31, 2022 or 2021.
The Company and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. We are subject to examination of our income tax returns by various domestic and foreign taxing authorities until the applicable statute of limitations expires. Tax years for federal tax purposes starting in 2019, and for Israel tax purposes starting in 2021, remain open to audit. However, the ability for the taxing authority to adjust tax attribute carryforwards, which start to originate in 2014, will continue until generally three years after tax attribute expiration. None of our federal or state income tax return are currently under examination by federal or state taxing authorities.

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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
In April 2022, the Company acquired all the outstanding equity interests of Comparably, Inc. (“Comparably”) and acquired substantially all the assets and certain specified liabilities of Dogpatch Advisors, LLC (“Dogpatch”). As permitted by the Securities and Exchange Commission, we have elected to exclude the internal controls of these acquisitions that have not been integrated into our existing processes and controls from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The excluded aggregate financial position of Comparably and Dogpatch collectively represented less than 1% of our consolidated total assets (excluding goodwill and intangible assets which were included in management’s assessment of internal control over financial reporting) as of December 31, 2022, and less than 1% of our revenues for the year then ended. We will include the internal controls of Comparably and Dogpatch in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
In April 2022, the Company acquired all the outstanding equity interests of Comparably, Inc. (“Comparably”) and acquired substantially all the assets and certain specified liabilities of Dogpatch Advisors, LLC (“Dogpatch”). As a result of these acquisitions, the Company is reviewing the internal controls of the acquired companies and is making appropriate changes as deemed necessary. Except for the changes in internal controls related to Comparably and Dogpatch, there were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15 (d) and 15d-15 (d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2022 (the “2023 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of October 29, 2021, by and among ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.), ZoomInfo Intermediate Inc. (formerly ZoomInfo Technologies Inc.) and ZoomInfo Merger Sub 1 Inc.	8-K filed November 1, 2021	001-39310	2.1
2.2	Agreement and Plan of Merger, dated as of October 29, 2021, by and among ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.), ZoomInfo Holdings LLC and ZoomInfo Merger Sub 2 LLC	8-K filed November 1, 2021	001-39310	2.2
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.)	8-K filed November 1, 2021	001-39310	3.2
4.1	Description of Registrant’s Securities to be Registered	8-A/A filed May 23, 2022	001-39310	4.1
4.2	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto and Wells Fargo, National Association, as trustee	8-K filed February 2, 2021	001-39310	4.1
4.3	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.4	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.2)	8-K filed February 2, 2021	001-39310	4.1
10.1	Sixth Amended and Restated Limited Liability Company Agreement of ZoomInfo Holdings LLC, dated as of October 29, 2021	10-K filed February 24, 2022	001-39310	10.1
10.2	Exchange Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.3
10.3	Amendment No. 1, dated as of August 20, 2021, to the Exchange Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	10-Q filed November 1, 2021	001-39310	10.3
10.4	Amendment No. 2, dated as of October 29, 2021, to the Exchange Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed November 1, 2021	001-39310	10.1
10.5	Reorganization Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.4
10.6	Amendment No. 1, dated as of August 20, 2021, to the Reorganization Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	10-Q filed November 1, 2021	001-39310	10.2
10.7	Amendment No. 2, dated as of October 29, 2021, to the Reorganization Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed November 1, 2021	001-39310	10.2
10.8	Registration Rights Agreement, dated as of June 8, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.5
10.9	Stockholders Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.6
10.10†	ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan	8-K filed June 8, 2020	001-39310	10.7
10.11†	ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	8-K filed June 8, 2020	001-39310	10.8
+10.12†	Amendment No. 1 to the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan

10.13†	Form of Indemnification Agreement	S-1/A filed May 27, 2020	333-236674	10.9
10.14	First Lien Credit Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the guarantors party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer, and the other lenders and L/C issuers party thereto	S-1 filed February 27, 2020	333-236674	10.10
10.15	Amendment No. 1 to the First Lien Credit Agreement, dated February 19, 2020, by and among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	S-1 filed February 27, 2020	333-236674	10.11
10.16	Amendment No. 2 to First Lien Credit Agreement, dated February 2, 2021, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), ZoomInfo Technologies LLC, ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed February 2, 2021	001-39310	10.1
10.17	Amendment No. 3 to First Lien Credit Agreement, dated July 20, 2021, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), Morgan Stanley Bank, N.A., as the 2021-1 incremental first lien term loan lender and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed July 20, 2021	001-39310	10.1
+10.18
Amendment No. 4 to First Lien Credit Agreement, dated December 30, 2022, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), Morgan Stanley Bank, N.A., as the 2021-1 incremental first lien term loan lender and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer

10.19	First Lien Security Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the grantors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1 filed February 27, 2020	333-236674	10.12
10.20	First Lien Holdings Guaranty, dated as of February 1, 2019, among DiscoverOrg Midco, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.13
10.21	First Lien Subsidiary Guaranty, dated as of February 1, 2019, among the guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.14
10.22	First Lien Intercompany Subordination Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the subordinated creditors and obligors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	S-1 filed February 27, 2020	333-236674	10.15
10.23†	Employment Agreement, dated as of May 27, 2020, between ZoomInfo Technologies Inc., ZoomInfo OpCo and Henry Schuck	8-K filed June 8, 2020	001-39310	10.9
10.24†	Employment Agreement, dated December 21, 2018, by and between DiscoverOrg Data, LLC and Peter Cameron Hyzer	S-1 filed February 27, 2020	333-236674	10.25
10.25†	Form of HSKB Funds, LLC Subscription Agreement	S-1 filed February 27, 2020	333-236674	10.26
10.26†	Form of Class P Incentive Unit Agreement	S-1 filed February 27, 2020	333-236674	10.27
10.27†	Form of Standard Employee Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.28
10.28†	Form of Class P Unit Agreement for Henry Schuck under 2020 Omnibus Incentive Plan	S-1/A filed May 27, 2020	333-236674	10.29
10.29†	Form of Leverage Restoration Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.30
+10.30†	Form of Standard Employee Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan
10.31†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.32
10.32†	Form of Non-Employee Director Sign-On Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.33
10.33†	Form of Class P Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.34
10.34†	Form of LTIP Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.35
10.35†	Form of Restrictive Covenant Agreement Exhibit to Employee Equity Awards under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.36

10.36†	Employment Agreement, dated as of August 10, 2020, between ZoomInfo Technologies Inc., ZoomInfo Technologies LLC and Joseph Christopher Hays	10-Q filed August 11, 2020	001-39310	10.20
10.37†	Offer Letter Agreement, dated as of February 1, 2019, between DiscoverOrg Data, LLC and Nir Keren	10-K filed February 26, 2021	001-39310	10.30
+21.1	Subsidiaries of ZoomInfo Technologies Inc.
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of February, 2023.

ZOOMINFO TECHNOLOGIES INC.

By:	/s/ Henry Schuck
Name: Henry Schuck Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry Schuck	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 16, 2023
Henry Schuck

/s/ Todd Crockett	Director	February 16, 2023
Todd Crockett

/s/ Mitesh Dhruv	Director	February 16, 2023
Mitesh Dhruv

/s/ Keith Enright	Director	February 16, 2023
Keith Enright

/s/ Ashley Evans	Director	February 16, 2023
Ashley Evans

/s/ Alison Gleeson	Director	February 16, 2023
Alison Gleeson

/s/ Mark Mader	Director	February 16, 2023
Mark Mader

/s/ Patrick McCarter	Director	February 16, 2023
Patrick McCarter

/s/ D. Randall Winn	Director	February 16, 2023
D. Randall Winn

/s/ Cameron Hyzer	Chief Financial Officer (principal financial officer)	February 16, 2023
Cameron Hyzer

/s/ Sriprasadh Cadambi	Chief Accounting Officer and Senior Vice President, Finance (principal accounting officer)	February 16, 2023
Sriprasadh Cadambi