Form 10-Q
period 2023-03-31
ZoomInfo Technologies Inc.
filed 2023-05-01
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of April 21, 2023, there were 402,328,690 shares of the registrant's common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

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
•“2022 Form 10-K” refers to the Annual Report on Form 10-K of ZoomInfo Technologies Inc. for the fiscal year ended December 31, 2022 as filed with the SEC on February 16, 2023.
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
•“Pre-IPO Owners” refers collectively to private equity investors, founders, management, and employees who were the owners of ZoomInfo OpCo immediately prior to the Reorganization Transactions.
•“Reorganization Tax Receivable Agreement” refers to the tax receivable agreement entered into with the Pre-IPO Blocker Holders.
•“Reorganization Transactions” refers to the transactions described under “Reorganization Transactions” in Note 1 to our 2022 Form 10-K.
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
•the parties to our stockholders agreement have special rights and interests that may conflict with ours or yours in the future; and
•other factors described under “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K, and in other reports we file from time to time with the SEC.
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2023	2022
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$474.0	$418.0
Short-term investments	141.8	127.7
Accounts receivable, net	215.5	222.9
Prepaid expenses and other current assets	65.9	57.8
Income tax receivable	7.9	5.6
Total current assets	905.1	832.0

Restricted cash, non-current	9.8	6.1
Property and equipment, net	53.4	52.1
Operating lease right-of-use assets, net	60.6	63.0
Intangible assets, net	379.6	395.6
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,952.9	3,977.9
Deferred costs and other assets, net of current portion	111.0	117.0
Total assets	$7,165.1	$7,136.4

Liabilities and Permanent Equity
Current liabilities:
Accounts payable	$25.9	$35.6
Accrued expenses and other current liabilities	79.1	104.1
Unearned revenue, current portion	449.0	416.8
Income taxes payable	2.9	5.9
Current portion of tax receivable agreements liability	44.4	—
Current portion of operating lease liabilities	9.7	10.3
Current portion of long-term debt	6.0	—
Total current liabilities	617.0	572.7

Unearned revenue, net of current portion	2.4	3.1
Tax receivable agreements liability, net of current portion	2,924.2	2,978.7
Operating lease liabilities, net of current portion	65.9	67.9
Long-term debt, net of current portion	1,229.0	1,235.7
Deferred tax liabilities	1.6	1.0
Other long-term liabilities	5.7	5.5
Total liabilities	4,845.8	4,864.6

Commitments and Contingencies (Note 11)

Permanent Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized, 403,514,079 and 404,083,262 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4.0	4.0
Preferred stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,061.6	2,052.1
Accumulated other comprehensive income (loss)	33.2	39.7
Retained Earnings	220.5	176.0
Total equity	2,319.3	2,271.8

Total liabilities and permanent equity	$7,165.1	$7,136.4

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$300.7	$241.7
Cost of service:
Cost of service(1)	35.0	32.8
Amortization of acquired technology	10.5	11.2
Gross profit	255.2	197.7
Operating expenses:
Sales and marketing(1)	103.2	84.1
Research and development(1)	42.3	45.6
General and administrative(1)	37.7	27.8
Amortization of other acquired intangibles	5.6	5.3
Restructuring and transaction-related expenses	0.1	2.5
Total operating expenses	188.9	165.3
Income from operations	66.3	32.4
Interest expense, net	9.9	11.8
Loss on debt modification and extinguishment	2.2	—
Other (income) expense, net	(14.0)	1.4
Income before income taxes	68.2	19.2
Income tax expense	23.7	13.0
Net income	$44.5	$6.2
Net income per share of common stock:
Basic	$0.11	$0.02
Diluted	$0.11	$0.02
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended March 31,
	2023	2022
Cost of service	$4.1	$4.6
Sales and marketing	19.5	16.1
Research and development	6.9	15.6
General and administrative	7.2	6.2
Total equity-based compensation expense	$37.7	$42.5

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended March 31,
	2023	2022

Net income	$44.5	$6.2
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	(3.4)	21.4
Realized (gain) loss on settlement of cash flow hedges	(5.4)	1.6
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.1	—
Other comprehensive income (loss) before tax	(8.7)	23.0
Tax effect	2.2	(6.1)
Other comprehensive income (loss), net of tax	(6.5)	16.9
Comprehensive income	$38.0	$23.1

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance, December 31, 2022	404,083,262	$4.0	$2,052.1	$176.0	$39.7	$2,271.8
Issuance of common stock upon vesting of RSUs	648,570	—	—	—	—	—
Shares withheld related to net share settlement and other	(163,965)	—	(4.1)	—	—	(4.1)
Exercise of stock options	11,236	—	0.2	—	—	0.2
Forfeitures / cancellations	(6,733)	—	—	—	—	—
Repurchase of common stock	(1,058,291)	—	(24.3)	—	—	(24.3)
Net income (loss)	—	—	—	44.5	—	44.5
Other comprehensive income	—	—	—	—	(6.5)	(6.5)
Equity-based compensation	—	—	37.7	—	—	37.7
Balance at March 31, 2023	403,514,079	$4.0	$2,061.6	$220.5	$33.2	$2,319.3

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance, December 31, 2021	403,315,989	$4.0	$1,871.6	$112.8	$9.5	$1,997.9
Issuance of Class A common stock upon vesting of RSUs	187,659	—	—	—	—	—
Shares withheld related to net share settlement and other	(80,067)	—	(4.4)	—	—	(4.4)
Exercise of stock options	14,790	—	0.3	—	—	0.3
Forfeitures / cancellations	(43,210)	—	—	—	—	—
Net income (loss)	—	—	—	6.2	—	6.2
Other comprehensive income	—	—	—	—	16.9	16.9
Equity-based compensation	—	—	42.5	—	—	42.5
Balance at March 31, 2022	403,395,161	$4.0	$1,910.0	$119.0	$26.4	$2,059.4

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$44.5	$6.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20.9	20.0
Amortization of debt discounts and issuance costs	0.7	0.7
Amortization of deferred commissions costs	18.8	14.1
Loss on debt modification and extinguishment	2.2	—
Equity-based compensation expense	37.7	42.5
Deferred income taxes	27.9	10.7
Tax receivable agreement remeasurement	(10.1)	0.9
Provision for bad debt expense	6.1	0.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1.3	20.1
Prepaid expenses and other current assets	(9.9)	(4.8)
Deferred costs and other assets, net of current portion	(16.4)	(18.6)
Income tax receivable	(2.3)	(1.2)
Accounts payable	(10.3)	1.5
Accrued expenses and other liabilities	(34.0)	(29.4)
Unearned revenue	31.5	41.9
Net cash provided by (used in) operating activities	108.6	105.0

Cash flows from investing activities:
Purchases of short-term investments	(63.6)	(11.1)
Maturities of short-term investments	50.4	17.0
Purchases of property and equipment and other assets	(6.4)	(6.6)
Purchase of convertible note receivable	—	(10.0)
Cash paid for acquisitions, net of cash acquired	—	2.1
Net cash provided by (used in) investing activities	(19.6)	(8.6)

Cash flows from financing activities:
Payments of deferred consideration	—	(1.1)
Repayment of debt	(1.5)	—
Payments of debt issuance and modification costs	(2.0)	(0.4)
Proceeds from exercise of stock options	0.2	0.3
Taxes paid related to net share settlement of equity awards	(4.1)	(3.8)
Payments of equity issuance costs	—	(0.3)
Tax receivable agreement payments	—	(5.0)
Repurchase of common stock	(21.9)	—
Net cash provided by (used in) financing activities	(29.3)	(10.3)

Net increase (decrease) in cash, cash equivalents, and restricted cash	59.7	86.1
Cash, cash equivalents, and restricted cash at beginning of period	424.1	314.1
Cash, cash equivalents, and restricted cash at end of period	$483.8	$400.2

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$474.0	$394.4
Restricted cash, non-current	9.8	5.8
Total cash, cash equivalents, and restricted cash	$483.8	$400.2

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Three Months Ended March 31,
	2023	2022

Supplemental disclosures of cash flow information
Interest paid in cash	$18.7	$19.5
Cash paid for taxes	$1.7	$1.3

Supplemental disclosures of non-cash investing and financing activities:
Deferred variable consideration from acquisition of a business	$—	$1.1
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$0.8	$1.3

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
Organization
ZoomInfo Technologies Inc. was formed on November 14, 2019 with no operating assets or operations as a Delaware corporation for the purposes of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of ZoomInfo Holdings LLC (“ZoomInfo OpCo”) (formerly known as DiscoverOrg Holdings, LLC), a Delaware limited liability company. Following consummation of the Reorganization Transactions, ZoomInfo OpCo became a direct subsidiary of ZoomInfo Intermediate Holdings LLC (“ZoomInfo HoldCo”), a Delaware limited liability company and an indirect subsidiary of ZoomInfo Technologies Inc. Following the consummation of the Holding Company Reorganization, ZoomInfo OpCo became a direct subsidiary of ZoomInfo Technologies Inc. and ZoomInfo Intermediate Inc.
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
After the consummation of the Holding Company Reorganization, the only class of common stock of the New ZoomInfo remaining issued and outstanding was the Class A common stock and all shares of Class B common stock were cancelled, and all shares of Class C common stock were converted to Class A common stock. In May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certification of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock as “Common Stock.” All references within this document to Class A common stock for periods subsequent to May 23, 2022, and, where the context requires, references within this document to Class A common stock for periods prior to May 23, 2022, have been updated for the renaming.
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022.
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2023 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of March 31, 2023, and results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
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
Revenue Recognition
The Company derives revenue primarily from subscription services. Our subscription services consist of our SaaS applications and related access to our platform. Subscription contracts are generally based on the number of users that access our applications, the level of functionality that they can access, and the amount of data that a customer integrates with their systems. Our subscription contracts typically have a term of one to three years and are non-cancelable. We typically bill for services annually, semi-annually, or quarterly in advance of delivery.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2023 and 2022, or accounted for more than 10% of accounts receivable as of March 31, 2023 and December 31, 2022. Long-lived assets located outside of the United States were immaterial as of March 31, 2023 and December 31, 2022.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for credit losses, and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for credit losses is immaterial as of March 31, 2023 and December 31, 2022.
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
Commissions payable at March 31, 2023 were $31.1 million, of which the current portion of $27.3 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $3.8 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2022 were $36.2 million, of which the current portion of $32.1 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $4.1 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $8.5 million and $7.5 million were recorded for the three months ended March 31, 2023 and 2022 respectively. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.

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
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three month periods ended March 31, 2023 and 2022.
Impairment of Long-lived Assets
Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated future cash flows of the asset. No impairment charges were recorded for the three month periods ended March 31, 2023 and 2022.
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
Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized on our Consolidated Statements of Operations as a component of Other (income) expense, net. Refer to Note 15 - Tax Receivable Agreements for further details on the TRA liability.
Income Taxes
The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax law is recognized in the condensed consolidated statement of operations in the period that includes the enactment date.
The need for valuation allowances is regularly evaluated for deferred tax assets for which future realization is uncertain. In assessing the realizability of deferred tax assets, we consider both positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits within the provision for (benefit from) income taxes.
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
The Company measures employee, non-employee, and board of director equity-based compensation on the grant date fair value basis. Equity-based compensation expense is recognized over the requisite service period of the awards. For equity awards that have a performance condition, the Company recognizes compensation expense based on its assessment of the probability that the performance condition will be achieved. The Company has elected to account for forfeitures as they occur.
The Company classifies equity-based compensation expense on our Consolidated Statements of Operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Share Repurchase Program
In March 2023, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, shares of Common Stock may be repurchased from time to time through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company at its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
During the three months ended March 31, 2023, the Company repurchased and subsequently retired 1,058,291 shares of Common Stock at an average price of $22.99, for an aggregate $24.3 million. As of March 31, 2023, $75.7 million remained available and authorized for repurchases under the Share Repurchase Program.
Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended March 31,
(in millions)	2023	2022
Subscription	$297.4	$239.7
Usage-based	2.4	2.0
Other	0.9	—
Total revenue	$300.7	$241.7
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
Of the total revenue recognized in the three months ended March 31, 2023 and 2022, $213.3 million and $172.6 million were included in the unearned revenue balance as of December 31, 2022 and 2021, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 13% and 12% of our total revenues for the three months ended March 31, 2023 and 2022, respectively. Contracts denominated in currencies other than U.S. Dollar were not material for the three months ended March 31, 2023 and 2022.
Contract Assets and Unearned Revenue
The Company’s standard billing terms typically require payment at the beginning of each annual, semi-annual, or quarterly period. Subscription revenue is generally recognized ratably over the contract term starting with when our service is made available to the customer. Usage-based revenue is recognized in the period services are utilized

Note 3 - Revenue from Contracts with Customers (continued)
by our customers. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these services.
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
As of March 31, 2023 and December 31, 2022, the Company had contract assets of $5.6 million and $5.7 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the Company had unearned revenue of $451.4 million and $419.9 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of March 31, 2023	$839.2	$253.3	$1,092.5
Note 4 - Business Combinations
2022 Acquisitions
In April 2022, the Company acquired all the outstanding equity interests of Comparably, Inc. (“Comparably”) and acquired substantially all the assets and certain specified liabilities of Dogpatch Advisors, LLC (“Dogpatch”) (collectively, the “2022 Acquired Companies”) for a total purchase consideration of $150.6 million in cash and $10.0 million in convertible notes receivable. As part of the acquisitions, the Company issued 448,740 restricted stock units at a total grant date fair value of $26.8 million and could be required to issue additional equity awards up to a maximum value of $3.7 million based on the attainment of certain revenue thresholds and the continued employment of acquired employees. The acquisition of Comparably provides ZoomInfo with unique proprietary data to further build TalentOS into a best-in-class talent platform by enriching recruiter search options and providing recruiters with access to millions of quality candidates and employer brand solutions. We acquired Dogpatch Advisors to launch ZoomInfo Labs, a new go-to-market thought leadership team, driving go-to-market data analysis, product enhancements and strategy for our enterprise customers. Dogpatch is a go-to-market consultancy with expertise in scaling revenue teams and building modern sales and marketing systems. The purchase accounting for the 2022 Acquired Companies transactions has been finalized.
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
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results.
Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of March 31, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$137.2	$—	$—	$137.2
Cash equivalents
Corporate debt securities	167.3	—	—	167.3
Money market mutual funds	169.5	—	—	169.5
Total cash equivalents	336.8	—	—	336.8
Total cash and cash equivalents	474.0	—	—	474.0
Short-term investments:
Corporate debt securities	101.9	—	(0.1)	101.8
Securities guaranteed by U.S. government	27.7	—	—	27.7
Other governmental securities	12.3	—	—	12.3
Total short-term investments	141.9	—	(0.1)	141.8
Total cash, cash equivalents, and short-term investments	$615.9	$—	$(0.1)	$615.8

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$235.6	$—	$—	$235.6
Cash equivalents
Corporate debt securities	159.9	—	(0.1)	159.8
Money market mutual funds	18.6	—	—	18.6
Securities guaranteed by U.S. government	4.0	—	—	4.0
Total cash equivalents	182.5	—	(0.1)	182.4
Total cash and cash equivalents	418.1	—	(0.1)	418.0
Short-term investments:
Corporate debt securities	91.8	—	(0.1)	91.7
Securities guaranteed by U.S. government	25.0	—	—	25.0
Other government securities	11.0	—	—	11.0
Total short-term investments	127.8	—	(0.1)	127.7
Total cash, cash equivalents, and short-term investments	$545.9	$—	$(0.2)	$545.7
Refer to Note 10 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at March 31, 2023 and December 31, 2022.
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$141.9	$141.8	$127.8	$127.7
Total	$141.9	$141.8	$127.8	$127.7
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following (in millions):

	March 31,	December 31,
	2023	2022
Computer equipment	$13.4	$13.3
Furniture and fixtures	3.8	3.8
Leasehold improvements	10.4	9.9
Internal use developed software	65.8	63.1
Construction in progress	6.4	4.0
Property and equipment, gross	99.8	94.1
Less: accumulated depreciation	(46.4)	(42.0)
Property and equipment, net	$53.4	$52.1

Note 6 - Property and Equipment (continued)
Depreciation expense was $4.8 million and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.
Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of March 31, 2023:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(97.2)	$190.4	14.5
Acquired technology	330.8	(179.8)	151.0	6.4
Brand portfolio	11.5	(6.3)	5.2	7.8
Net intangible assets subject to amortization	$629.9	$(283.3)	$346.6

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,692.7	$—	$1,692.7
Amortization expense was $16.1 million and $16.5 million for the three months ended March 31, 2023 and 2022, respectively.
Goodwill was $1,692.7 million as of March 31, 2023. There have been no changes to goodwill amounts since December 31, 2022.
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the three months ended March 31, 2023 or March 31, 2022.
Note 8 - Financing Arrangements
As of March 31, 2023 and December 31, 2022, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	March 31, 2023	December 31, 2022
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 2.85%	$594.4	$595.5
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	640.6	640.2
Total Carrying Value of Debt				$1,235.0	$1,235.7
Less current portion				(6.0)	—
Total Long Term Debt				$1,229.0	$1,235.7

Note 8 - Financing Arrangements (continued)
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
First Lien Term Loan
In February 2023, we entered into an amendment to our existing First Lien Credit Agreement (the “Fifth Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which provided for an extension of the maturity date to February 28, 2030. The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. Pursuant to the Fifth Amendment, the applicable rate decreased for Base Rate loans from 2.00% to 1.75% and from 3.10% to 2.85% for SOFR based loans. The Company recognized an immaterial loss in connection with the repricing in the three months ended March 31, 2023 within Loss on debt modification and extinguishment on the Consolidated Statements of Operations. Under the terms of the Fifth Amendment, the Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount each quarter.
The effective interest rate on the first lien debt was 7.36% and 7.38% as of March 31, 2023 and December 31, 2022, respectively.

Note 8 - Financing Arrangements (continued)
First Lien Revolving Credit Facility
Pursuant to the Fifth Amendment, the Company also extended the maturity date of $213.0 million of our $250.0 million existing commitments of the first lien revolving credit facility to February 28, 2028. With respect to the $37.0 million commitments which were not extended, the maturity date is November 2, 2025. Debt issuance costs were incurred in connection with the repricing of the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets were immaterial as of March 31, 2023 and December 31, 2022.
The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR, plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.10% to 2.35% for SOFR loans, depending on the Company’s leverage.
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
In the fourth quarter of 2022, the Company transitioned two interest rate swap contracts and one interest cap contract from LIBOR to SOFR by terminating the original transactions and simultaneously entering into new derivatives. The terms of the new derivatives were unchanged except for the index. The Company elected optional expedients to allow for this transition without any interruptions to the hedge accounting.
As of March 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	$500.0	0.370%	January 30, 2026
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of March 31, 2023 and December 31, 2022 (in millions):

	Fair Value of Derivative Instruments
Instrument	March 31, 2023	December 31, 2022
	Derivative Assets	Derivative Assets
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$1.1	$1.2
Interest rate cap contract(2)	0.1	0.3
Interest rate swap contracts(1)	20.7	21.5
Interest rate swap contracts(2)	23.9	30.3
Total designated derivative fair value	$45.8	$53.3
________________
(1) Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2) Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows on our Consolidated Statements of Cash Flows in the period settled in cash. Income tax effects from changes in fair value of derivative instruments are recorded on our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $21.6 million into interest income from AOCI.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.

Note 10 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by U.S. government, and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes as of March 31, 2023 was $597.8 million and $555.8 million, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
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

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at March 31, 2023	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$167.3	$—
Money market mutual funds	$169.5	$—	$—
Short-term investments:
Corporate debt securities	$—	$101.8	$—
Securities guaranteed by U.S. government	$—	$27.7	$—
Other governmental securities	$—	$12.3	$—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$1.1	$—
Interest rate swap contracts	$—	$20.7	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$0.1	$—
Interest rate swap contracts	$—	$23.9	$—

Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$159.8	$—
Money market mutual funds	$18.6	$—	$—
Securities guaranteed by U.S. government	$—	$4.0	$—
Short-term investments:
Corporate debt securities	$—	$91.7	$—
Securities guaranteed by U.S. government	$—	$25.0	$—
Other governmental securities	$—	$11.0	$—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$1.2	$—
Interest rate swap contracts	$—	$21.5	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$0.3	$—
Interest rate swap contracts	$—	$30.3	$—
There have been no transfers between fair value measurements levels during the three months ended March 31, 2023.
Refer to Note 5 - Cash, Cash Equivalents, and Short-term Investments for further information regarding the fair value of our financial instruments. Refer to Note 9 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments.

Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
For information related to outstanding non-cancelable purchase obligations with a term of 12 months or longer, refer to the amount disclosed in the audited financial statements in our 2022 Form 10-K. Amounts mainly relate to third-party cloud hosting and software as a service arrangements. For information regarding financing-related obligations, refer to Note 8 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 13 - Leases.
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $3.9 million and $4.9 million at March 31, 2023 and December 31, 2022, respectively. This liability is included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
Contingent earnout payments
In connection with the acquisition of Dogpatch, the Company could be required to issue equity awards up to $3.7 million. Refer to Note 4 - Business Combinations for additional information.
Deferred acquisition-related payments
In connection with the acquisition of Insent, the Company expects to pay an additional $3.0 million of which $1.2 million represents deferred consideration. Refer to Note 4 - Business Combinations for additional information.
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

Note 11 - Commitments and Contingencies (continued)
On February 10, 2023, a putative class action lawsuit was filed against Datanyze, LLC, one of the Company’s subsidiaries, in the Circuit Court of Cook County, Illinois alleging Datanyze's use of Illinois residents’ names in a free trial violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. The case is now pending in the United States District Court for the Northern District of Illinois (Eastern Division). The Company intends to vigorously defend against this lawsuit.
On March 8, 2023, a putative class action lawsuit was filed against Datanyze, LLC in the United States District Court for the Northern District of Ohio alleging Datanyze's use of Ohio residents names in a free trial violates the Ohio Right of Publicity Statute, and seeking statutory damages, costs, and attorneys’ fees. The Company intends to vigorously defend against this lawsuit.
Note 12 - Earnings Per Share
As previously discussed, in May 2022, following approval by the Company’s stockholders, the Company further amended and restated its Amended and Restated Certificate of Incorporation to eliminate the multiple classes of common stock and to rename the Company’s Class A common stock to “Common Stock”.
The following tables set forth the computation of basic and diluted net income per share of Class A common stock or Common Stock, as applicable, (in millions, except share and per share amounts):

Three Months Ended March 31, 2023
Common Stock

Basic net income per share attributable to common stockholders
Numerator:
Net income	$44.5
Denominator:
Weighted average number of shares of Common Stock outstanding	403,408,487
Basic net income per share attributable to common stockholders	$0.11

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$44.5
Denominator:
Number of shares used in basic computation	403,408,487
Add: weighted-average effect of dilutive securities exchangeable for Common Stock:
Restricted Stock Awards	446,843
Exercise of Common Stock Options	66,687
Employee Stock Purchase Plan	195,611
Weighted average shares of Common Stock outstanding used to calculate diluted net income (loss) per share	404,117,628
Diluted net income per share attributable to common stockholders	$0.11

Note 12 - Earnings Per Share (continued)

Three Months Ended March 31, 2022
Class A

Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income (loss) attributable to ZoomInfo Technologies Inc.	$6.2
Denominator:
Weighted average number of shares of Class A common stock outstanding	400,217,928
Basic net income (loss) per share attributable to common stockholders	$0.02

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$6.2
Denominator:
Number of shares used in basic computation	400,217,928
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Restricted Stock Awards	2,677,597
Exercise of Class A Common Stock Options	242,963
Weighted average shares of Class A common stock outstanding used to calculate diluted net income (loss) per share	403,138,488
Diluted net income (loss) per share attributable to common stockholders	$0.02
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Restricted Stock Units	13,267,434	5,983,638
Total anti-dilutive securities	13,267,434	5,983,638
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
The Company subleases two offices. The subleases have remaining lease terms of less than eight years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income from operations on our Consolidated Statements of Operations, was immaterial for the three months ended March 31, 2023 and 2022.

Note 13 - Leases (continued)
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
(in millions)
Assets
Operating lease right-of-use assets, net	$60.6	$63.0

Liabilities
Current portion of operating lease liabilities	$9.7	$10.3
Operating lease liabilities, net of current portion	$65.9	$67.9
Rent expense was $4.0 million and $3.3 million for the three months ended March 31, 2023 and 2022, respectively.
Other information related to leases was as follows:

(in millions)	Three Months Ended March 31,
Supplemental Cash Flow Information	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2.3	$3.2

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$—	$0.3

	As of
	March 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	11.7	11.7
Weighted average discount rate	5.4%	5.4%

Note 13 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of March 31, 2023 (in millions):

Year Ending December 31,	Operating Leases
2023 (excluding three months ended March 31, 2023)	$10.5
2024	11.6
2025	10.7
2026	8.1
2027	7.2
Thereafter	52.7
Total future minimum lease payments	100.8
Less effects of discounting	25.2
Total lease liabilities	$75.6

Reported as of March 31, 2023
Current portion of operating lease liabilities	$9.7
Operating lease liabilities, net of current portion	65.9
Total lease liabilities	$75.6
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
Expense associated with short term leases and variable lease costs were immaterial for the three months ended March 31, 2023 and 2022. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $340.6 million, which are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
Note 14 - Equity-based Compensation
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

Note 14 - Equity-based Compensation (continued)
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
Restricted Stock Units
Restricted Stock Unit activity was as follows during the periods indicated:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	10,377,568	$45.81	4,853,795
Granted	4,452,672	$23.49	1,650,785
Vested	(633,337)	$53.73	(187,659)
Forfeited	(929,469)	$49.45	(333,283)
Unvested at end of period	13,267,434	$37.69	5,983,638
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
Restricted Stock activity was as follows during the periods indicated:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock
Unvested at beginning of period	858,560	$22.30	3,525,373
Vested	(242,680)	$17.02	(790,054)
Forfeited	(6,733)	$9.15	(43,210)
Unvested at end of period	609,147	$24.55	2,692,109

Note 14 - Equity-based Compensation (continued)
Common Stock Options
Options activity was as follows during the period indicated:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	323,002	$21.00	417,085
Exercised	(11,236)	$21.00	(14,790)
Expired	(10,095)	$21.00	(1,824)
Forfeited	(3,106)	$21.00	(4,968)
Outstanding at end of period	298,565	$21.00	395,503
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of March 31, 2023.

March 31, 2023
Aggregate intrinsic value (in millions)
Unit Options outstanding	$1.1
Unit Options exercisable	$1.0
Weighted average remaining contractual term (in years)
Unit Options outstanding	7.0 years
Unit Options exercisable	7.0 years
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

Note 14 - Equity-based Compensation (continued)
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
The fair value of the ESPP purchase was determined using the Black-Scholes option pricing model. The expected term for the purchases was based on the six-month offering period. We estimate the future stock price volatility based on the historical volatility of the Company with a lookback period commensurate with the expected term of the ESPP purchases. The risk-free rate is the implied yield available on U.S. Treasury zero-coupon bonds issued with a remaining term equal to the expected term.
The Company withheld $3.0 million worth of ESPP contributions for the three months ended March 31, 2023 on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. No shares of Common Stock were purchased under the ESPP for the three months ended March 31, 2023. The Company recognized $1.2 million of equity-based compensation expense related to the ESPP for the three months ended March 31, 2023. For the three months ended March 31, 2022, no expense was recognized, no contributions were withheld, and no shares were purchased.
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
HSKB has also allocated $31.3 million to be paid in cash over three years from 2019 to 2021 if the holder of an HSKB Grant remains employed by the Company as of the payment date. This pool was further expanded in March 31, 2020, when HSKB allocated an additional $5.3 million to be paid out over three years, starting with March 31, 2020, to holders of HSKB Grants who received grants after the March 2018 Carlyle Investment, subject to the holder’s continued employment by the Company. HSKB has $0.9 million remaining to be paid through 2023.
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

Note 14 - Equity-based Compensation (continued)
Unamortized Equity-based Compensation
As of March 31, 2023, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, period in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$393.5	2.7
Common Stock Options	0.1	0.5
Restricted Stock	6.2	1.0
HSKB Phantom Units	10.5	2.5
Employee Stock Purchase Plan	0.8	0.2
Total unamortized equity-based compensation cost	$411.1	2.7

Note 15 - Tax Receivable Agreements
In connection with the Reorganization Transactions and the IPO, the Company entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders (collectively, the “Tax Receivable Agreements”). These Tax Receivable Agreements provide for the payment by the “ZoomInfo Tax Group” to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of utilization or deemed utilization of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Company expects to benefit from the remaining 15.0% of the cash savings that it realizes.
The tax attributes and benefits covered by the Exchange Tax Receivable Agreements include (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement.
The tax attributes and benefits covered by the Reorganization Tax Receivable Agreement includes certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.
The Company reflected an increase in its share of the tax basis in the net assets of ZoomInfo HoldCo when OpCo Units were exchanged by Pre-IPO OpCo Unitholders. The Company treated any redemptions and exchanges of OpCo Units as direct purchases for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
As of March 31, 2023 and December 31, 2022, the Company had a liability of $2,968.6 million and $2,978.7 million respectively, related to its projected obligations under the Tax Receivable Agreements. This liability, or a portion thereof, becomes payable once the tax attributes under the Tax Receivable Agreements reduces the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the three months ended March 31, 2023, no payment was made pursuant to the Tax Receivable Agreement. During the three months ended March 31, 2022, we paid a total of $5.0 million, pursuant to the Tax Receivable Agreements. During the three months ended March 31, 2023, we recognized a TRA measurement gain of $10.1 million principally due to updates to tax attributes as well as movements in our blended state tax rate resulting from legislation enacted in the first quarter of 2023 and changes in the apportionment of payroll, property and sales in the states in which we operate, within Other (income) expense, net on our Consolidated Statements of Operations. During the three months ended March 31, 2022, we recognized a TRA measurement loss of $0.9 million due to legislation passed in the first quarter of 2022 that impact our blended state tax rate within Other (income) expense, net on our Consolidated Statements of Operations.

Note 16 - Income Taxes
The Company’s provision for income taxes for the three months ended March 31, 2023 and March 31, 2022 was based on our projected annual effective tax rate for fiscal year 2023 and 2022, adjusted for specific items that are required to be recognized in the period in which they occur.
The effective tax rate, inclusive of items specific to the period, for the three months ended March 31, 2023 and 2022 was 34.8% and 67.6% respectively. The Company recorded income tax expense of $23.7 million and $13.0 million for the three months ended March 31, 2023 and 2022, respectively.
The Company’s projected 2023 annual effective tax rate, differed from the U.S federal statutory rate of 21.0% due to U.S. state taxes, foreign taxes, non-deductible equity compensation expense, offset by research and development credits. Further, the Company’s annual effective tax rate included period specific costs resulting from a U.S. tax inclusion in a prior year under the global intangible low-taxed income rules that was realized due to a favorable tax ruling issued by the Israeli tax authorities, and shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial accounts.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. We evaluated the provisions of the IRA and do not expect any material impact to our 2023 income tax provision.
As of March 31, 2023, unrecognized tax benefits were $4.9 million, of which $3.9 million was a reduction of deferred tax assets and $1.0 million was included in Other long-term liabilities within our consolidated balance sheet. If recognized, the resulting tax benefit would affect income tax expense by $4.9 million. It is not anticipated any of the unrecognized tax benefit will be recognized within the next twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in our 2022 Form 10-K, the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 Form 10-K, and the unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q and under “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K.
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
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by Founder and CEO Henry Schuck. He has led the company’s growth and profitability by efficiently developing innovative ways of gathering and improving our data and insights and using intelligent automation to put those insights into action.
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

•Our Engagement Layer allows sales, marketing, operations, and recruiting professionals to put data-driven insights into action to identify and communicate with prospects and customers. In SalesOS, frontline teams, managers, and leaders use Engage for multi-touch and multi-channel sales engagement, as well as Chorus for call and web meeting recording, transcription, insight generation, and coaching. In MarketingOS, marketers drive awareness, lead generation, and deal acceleration campaigns through account-based marketing, advertising, and onsite conversion optimization solutions, along with ZoomInfo Chat for intelligent onsite experiences through live conversation and chatbots. In TalentOS, recruiters and talent acquisition professionals access a platform that helps them efficiently find candidates. Recruiters can filter and reach more good-fit candidates, use pipeline management tools to collaborate and organize the hiring process, and automate the candidate outreach process. In OperationsOS, our sales operations customers use a suite of products, services, and solutions to ingest, match, enrich, and connect data feeds into multiple systems.
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
Recent Developments
Impact of Macroeconomic Conditions and COVID-19
Our business and financial condition have and may continue to be impacted by adverse macroeconomic conditions. In addition, the ongoing COVID-19 pandemic continues to have unpredictable and rapidly shifting impacts on global financial markets, economies, and business practices. See “Risk Factors - Geopolitical Risks” in Part I, Item 1A of our 2022 Form 10-K for further discussion of the possible impact of these issues on our business.
First Lien Term Loan
In February 2023, we entered into an amendment to our existing First Lien Credit Agreement (the “Fifth Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which provided for an extension of the maturity date to February 28, 2030 and a decrease in the applicable margin rate by 0.25%. Under the terms of the Fifth Amendment, the Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount each quarter.
First Lien Revolving Credit Facility
Pursuant to the Fifth Amendment, the Company also extended the maturity date of $213.0 million of our $250.0 million existing commitments of the first lien revolving credit facility to February 28, 2028. With respect to the $37.0 million commitments which were not extended, the maturity date is November 2, 2025.

Share Repurchase Program
In March 2023, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, shares of Common Stock may be repurchased from time to time through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company at its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
During the three months ended March 31, 2023, the Company repurchased and subsequently retired 1,058,291 shares of Common Stock at an average price of $22.99, for an aggregate $24.3 million. As of March 31, 2023, $75.7 million remained available and authorized for repurchases under the Share Repurchase Program.
Holding Company Reorganization
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
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform in the United States and around the world. The majority of revenue growth when comparing the three months ended March 31, 2023 to the three months ended March 31, 2022 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory networks. We plan to continue to invest in our efficient go-to-market effort to acquire new customers.
Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business, and we believe there is a significant opportunity to add additional users, data integration, and additional functionality within our existing customers. We monitor net revenue retention to measure the expanding value that we provide to our customers and the corresponding revenue growth. Net revenue retention is an annual metric that we calculate based on customers of ZoomInfo at the beginning of the year, and is calculated as: (a) the total ACV for those customers at the end of the year, divided by (b) the total ACV for those customers at the beginning of the year. Our net annual retention rate was 104% for the year ended December 31, 2022. In the near term, we expect our net retention rate to be adversely impacted by macroeconomic conditions. See section “Recent Developments - Impact of Macroeconomic Conditions and COVID-19”. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of March 31, 2023, we had 1,905 customers with over $100,000 in ACV.
Factors Affecting the Comparability of Our Results of Operations
As a result of a number of factors, our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Acquisitions completed within the twelve months ending March 31, 2023 include Comparably, Inc. and Dogpatch Advisors, LLC in April 2022. Purchase accounting requires that certain assets acquired and liabilities assumed be recorded at fair value on the acquisition date. Prior to January 2022, revenue from contracts that were impacted by the estimate of fair value of the unearned revenue upon acquisition were recorded based on the fair value until such contract is terminated or renewed, which differed from the receipts received by the acquired company allocated over the service period for the same reporting periods. Effective January 1, 2022, the Company early adopted new accounting guidance which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured in accordance with ASC 606, Revenue from Contracts with Customers, as if the acquirer had originated the contract. Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
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

The following table presents a reconciliation of Net income to Adjusted Net Income and Income from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended March 31,
($ in millions)	2023	2022
Net income	$44.5	$6.2
Add: Expense from income taxes	23.7	13.0
Add: Interest expense, net	9.9	11.8
Add: Loss on debt modification and extinguishment	2.2	—
Add (less): Other expense (income), net(a)	(14.0)	1.4
Income from operations	$66.3	$32.4
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.1	1.1
Add: Amortization of acquired technology	10.5	11.2
Add: Amortization of other acquired intangibles	5.6	5.3
Add: Equity-based compensation	37.7	42.5
Add: Restructuring and transaction-related expenses(c)	0.1	2.5
Add: Integration costs and acquisition-related expenses(d)	—	0.6
Adjusted Operating Income	$120.3	$95.7
Less: Interest expense, net	(9.9)	(11.8)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	3.8	(0.6)
Less: Expense from income taxes	(23.7)	(13.0)
Add: Tax impacts of adjustments to net income	9.2	3.5
Adjusted Net Income	$99.5	$73.8

Shares for Adjusted Net Income Per Share(e)	415	409
Adjusted Net Income Per Share	$0.24	$0.18
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2023, this expense is primarily related to costs pursuant to the 2021 and 2022 acquisitions. For the three months ended March 31, 2022, this expense related primarily to transition and retention payments related to 2021 acquisitions.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended March 31, 2022, this expense related to retention awards from the acquisitions of Clickagy and Everstring, and professional fees related to integration projects. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended March 31,
($ in millions)	2023	2022
Cost of service	$—	$0.1
Sales and marketing	—	0.1
Research and development	—	0.3
General and administrative	—	0.1
Total integration costs and acquisition-related compensation	$—	$0.6

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

	Three Months Ended March 31,
($ in millions)	2023	2022
Income from operations	$66.3	$32.4
Adjusted Operating Income	$120.3	$95.7

Revenue	$300.7	$241.7
Impact of fair value adjustments to acquired unearned revenue	0.1	1.1
Revenue for adjusted operating margin calculation	$300.8	$242.8
Operating Income Margin	22%	13%
Adjusted Operating Income Margin	40%	39%
Adjusted Operating Income for the three months ended March 31, 2023 was $120.3 million and represented an Adjusted Operating Income Margin of 40%. Adjusted Operating Income for the three months ended March 31, 2022 was $95.7 million and represented an Adjusted Operating Income Margin of 39%. The increase of $24.6 million, or 26%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin increased to 40% in the three months ended March 31, 2023 from 39% in the three months ended March 31, 2022 due to slower headcount growth relative to revenue growth.
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

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
($ in millions)	2023	2022
Net income	$44.5	$6.2
Add: Expense from income taxes	23.7	13.0
Add: Interest expense, net	9.9	11.8
Add: Loss on debt modification and extinguishment	2.2	—
Add: Depreciation	4.8	3.5
Add: Amortization of acquired technology	10.5	11.2
Add: Amortization of other acquired intangibles	5.6	5.3
EBITDA	$101.2	$51.0
Add (less): Other expense (income), net(a)	(14.0)	1.4
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.1	1.1
Add: Equity-based compensation expense	37.7	42.5
Add: Restructuring and transaction related expenses(c)	0.1	2.5
Add: Integration costs and acquisition-related expenses(d)	—	0.6
Adjusted EBITDA	$125.1	$99.1
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three months ended March 31, 2023, this expense is primarily related to costs pursuant to the 2021 and 2022 acquisitions. For the three months ended March 31, 2022, this expense related primarily to transition and retention payments related to 2021 acquisitions.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended March 31, 2022, this expense related to retention awards from the acquisitions of Clickagy and Everstring, and professional fees related to integration projects. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended March 31,
($ in millions)	2023	2022
Cost of service	$—	$0.1
Sales and marketing	—	0.1
Research and development	—	0.3
General and administrative	—	0.1
Total integration costs and acquisition-related compensation	$—	$0.6
Adjusted EBITDA for the three months ended March 31, 2023 was $125.1 million, an increase of $26.0 million, or 26%, relative to the three months ended March 31, 2022. This increase was driven primarily from the growth in revenue and additional customers in 2023 and 2022.

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
We anticipate that we will continue to invest in costs of service and that costs of service as a percentage of revenue modestly decrease as we realize operating leverage in the business.
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
Income Tax Expense
ZoomInfo Technologies Inc. is treated as a U.S. corporation for U.S. federal, state, and local income tax purposes. Accordingly, a provision for income taxes will be recorded for the anticipated tax consequences of our reported results of operations for federal, state and local, and foreign income taxes. In addition to tax expenses, we also will make payments under the tax receivable agreements, which we expect to be significant.

Results of Operations
The following table presents our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
($ in millions)	2023	2022
Revenue	$300.7	$241.7

Cost of service:
Cost of service(1)	35.0	32.8
Amortization of acquired technology	10.5	11.2
Gross profit	255.2	197.7

Operating expenses:
Sales and marketing(1)	103.2	84.1
Research and development(1)	42.3	45.6
General and administrative(1)	37.7	27.8
Amortization of other acquired intangibles	5.6	5.3
Restructuring and transaction-related expenses	0.1	2.5
Total operating expenses	188.9	165.3
Income from operations	66.3	32.4

Interest expense, net	9.9	11.8
Loss on debt modification and extinguishment	2.2	—
Other (income) expense, net	(14.0)	1.4
Income before income taxes	68.2	19.2
Income tax expense	23.7	13.0
Net income	$44.5	$6.2
__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended March 31,
($ in millions)	2023	2022
Cost of service	$4.1	$4.6
Sales and marketing	19.5	16.1
Research and development	6.9	15.6
General and administrative	7.2	6.2
Total equity-based compensation expense	$37.7	$42.5
Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022
Revenue. Revenue was $300.7 million for the three months ended March 31, 2023, an increase of $59.0 million, or 24%, as compared to $241.7 million for the three months ended March 31, 2022. This increase was primarily due to the addition of new customers over the past 12 months and net expansion with existing customers. Revenue from acquired products in the first 12 months post-acquisition contributed $3.6 million for the three months ended March 31, 2023.

Cost of Service. Cost of service was $45.5 million for the three months ended March 31, 2023, an increase of $1.5 million, or 3%, as compared to $44.0 million for the three months ended March 31, 2022. The increase was primarily due to additional headcount, related salaries and benefit expenses, and additional cloud computing infrastructure to support new and growing customers.
Operating Expenses. Operating expenses were $188.9 million for the three months ended March 31, 2023, an increase of $23.6 million, or 14%, as compared to $165.3 million for the three months ended March 31, 2022. Excluding equity-based compensation expenses, operating expenses were $155.3 million for the three months ended March 31, 2023, an increase of $27.9 million, or 22%, as compared to $127.4 million for the three months ended March 31, 2022. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $15.7 million, or 23%, to $83.7 million for the three months ended March 31, 2023, due primarily to additional headcount and related salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding equity-based compensation) of $5.4 million, or 18%, to $35.4 million for the three months ended March 31, 2023, due primarily to additional headcount and related salaries and benefits expenses added to support continued innovation of our services and acquired products;
•an increase in general and administrative expense (excluding equity-based compensation) of $8.9 million, or 41%, to $30.5 million for the three months ended March 31, 2023, due primarily to increased accruals for bad debt and additional headcount and related salaries and benefits expenses to support the larger organization;
•an increase in amortization of acquired intangibles expense of $0.3 million, or 6%, to $5.6 million for the three months ended March 31, 2023, due to amortization expense related to intangible assets from 2022 acquisitions; and
•restructuring and transaction-related expense of $0.1 million for the three months ended March 31, 2023. This represented a decrease of $2.4 million, or 96%, as compared to expense of $2.5 million for the three months ended March 31, 2022, which were primarily comprised of costs incurred related to 2021 acquisitions.
Equity-based Compensation Expense. Equity-based compensation expense was $37.7 million for the three months ended March 31, 2023, a decrease of $4.8 million, or 11%, as compared to $42.5 million for the three months ended March 31, 2022, primarily due to slower headcount growth and higher forfeitures of unvested awards.
Other (income) expense, net. Other income was $14.0 million for the three months ended March 31, 2023, an increase of $15.4 million, as compared to other expense of $1.4 million for the three months ended March 31, 2022, primarily due to a TRA remeasurement gain recognized in 2023.
Interest Expense, Net. Interest expense, net was $9.9 million for the three months ended March 31, 2023, a decrease of $1.9 million, or 16%, as compared to $11.8 million for the three months ended March 31, 2022. The decrease was primarily due to increases in deposit rates that drove incremental interest income.
Income Tax Expense. Expense from income taxes for the three months ended March 31, 2023 was $23.7 million, representing an effective tax rate of 34.8%, as compared to expense from income taxes of $13.0 million for the three months ended March 31, 2022, representing an effective tax rate of 67.6%. The decrease in the effective tax rate was primarily due to a reduction in non-deductible equity-based compensation in 2023 compared to 2022. The current quarter's effective tax rate largely exceeds the U.S. federal statutory rate due to U.S. state taxes, foreign taxes, non-deductible equity compensation expense, offset by research and development credits.

Liquidity and Capital Resources
As of March 31, 2023, we had $474.0 million of cash and cash equivalents, $141.8 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2023, we had unearned revenue of $451.4 million, of which $449.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K.
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
($ in millions)	2023	2022
Net cash provided by (used in) operating activities	$108.6	$105.0
Net cash provided by (used in) investing activities	(19.6)	(8.6)
Net cash provided by (used in) financing activities	(29.3)	(10.3)
Net increase (decrease) in cash and cash equivalents and restricted cash	$59.7	$86.1
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $108.6 million for the three months ended March 31, 2023 as a result of net income of $44.5 million, adjusted by non-cash charges of $104.2 million and the change in our operating assets net of operating liabilities of $40.1 million. The non-cash charges are primarily comprised of equity-based compensation of $37.7 million, a decrease in deferred tax assets net of deferred tax liabilities of $27.9 million, depreciation and amortization of $20.9 million, amortization of deferred commission costs of $18.8 million, and provision for bad debt expense of $6.1 million, partially offset by tax receivable agreement remeasurement of $10.1 million. The change in operating assets net of operating liabilities was primarily the result of a decrease in accrued expenses and other liabilities of $34.0 million, an increase in deferred costs and other assets of $16.4 million, a decrease in accounts payable of $10.3 million. an increase in prepaid expenses and other current assets of $9.9 million, partially offset by an increase in unearned revenue of $31.5 million.

Net cash provided by operations was $105.0 million for the three months ended March 31, 2022 as a result of a net income of $6.2 million, adjusted by non-cash charges of $89.3 million and partially offset by the change in our operating assets net of operating liabilities of $9.5 million. The non-cash charges were primarily comprised of equity-based compensation of $42.5 million, depreciation and amortization of $20.0 million, amortization of deferred commission costs of $14.1 million, and a decrease in deferred tax assets net of deferred tax liabilities of $10.7 million. The change in operating assets net of operating liabilities was primarily the result of an increase in unearned revenue of $41.9 million, and a decrease in accounts receivable of $20.1 million, partially offset by a decrease in accrued expenses and other liabilities of $29.4 million, and an increase in deferred costs and other assets of $18.6 million.
We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the three months ended March 31, 2023, and 2022, we incurred the following cash expenditures:

	Three Months Ended March 31,
($ in millions)	2023	2022
Cash interest expense	$18.7	$19.5
Restructuring and transaction-related expenses paid in cash(a)	$0.2	$8.0
$18.7
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2023, these payments related primarily to legal costs paid related to 2021 and 2022 acquisitions and Waltham sublease costs. For the three months ended March 31, 2022, these payments related primarily to transaction bonuses paid related to 2021 acquisitions.

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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the three months ended March 31, 2023 was $19.6 million, consisting of purchases of short-term investments of $63.6 million, purchases of property and equipment and other assets of $6.4 million, partially offset by maturities of short-term investments of $50.4 million.
Cash used in investing activities for the three months ended March 31, 2022 was $8.6 million, consisting of purchases of short-term investments of $11.1 million, the purchase of a convertible note receivable of $10.0 million, and purchases of property and equipment and other assets of $6.6 million, partially offset by maturities of short-term investments of $17.0 million, and cash received from prior acquisition deposits of $2.1 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash Flows from (used in) Financing Activities
Cash used in financing activities for the three months ended March 31, 2023 was $29.3 million, primarily comprised of payments relating to the repurchase of common stock of $21.9 million, payments of taxes related to net share settlement of equity awards of $4.1 million, payments of debt issuance and modification costs of $2.0 million, and repayment of debt of $1.5 million, partially offset by proceeds from exercise of stock options of $0.2 million.

Cash used in financing activities for the three months ended March 31, 2022 was $10.3 million, primarily comprised of payments related to our tax receivable agreements of $5.0 million, payments of taxes related to net share settlement of equity awards of $3.8 million, payments of deferred consideration of $1.1 million. payments of issuance fees from prior transactions of $0.7 million, partially offset by proceeds from exercise of stock options of $0.3 million.
Refer to Note 8 - Financing Arrangements of our consolidated financial statements for additional information related to each of our borrowings.
Debt Obligations
As of March 31, 2023, the Company has a remaining balance of $598.5 million with respect to its first lien term loans. The Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount each quarter, with the remaining balance due at the contractual maturity date of February 28, 2030. As of March 31, 2023, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 1.75% for Base Rate loans or 2.75% for SOFR loans, plus a credit spread adjustment of 0.1%, depending on the Company’s leverage. The first lien revolving credit facility, which had no amount outstanding as of March 31, 2023, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.10% to 2.35% for SOFR loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 7.36% and 7.38% as of March 31, 2023 and December 31, 2022, respectively.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended March 31, 2023 was $491.4 million. Our total net leverage ratio to Adjusted EBITDA as of March 31, 2023 was 1.3x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,248.5
Less: Cash and cash equivalents, restricted cash, and short-term investments	625.6
Net Debt	$622.9
Trailing Twelve Months (TTM) Adjusted EBITDA	$491.4
Total net leverage ratio to Adjusted EBITDA	1.3x
Our consolidated first lien net leverage ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended March 31, 2023 was $535.4 million. Our consolidated first lien net leverage ratio as of March 31, 2023 was -0.0x.

($ in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$598.5
Less: Cash and cash equivalents, and short-term investments	615.8
Net Debt	$(17.3)
Trailing Twelve Months (TTM) Cash EBITDA	$535.4
Consolidated first lien net leverage ratio	-0.0x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended March 31, 2023 was $535.4 million. Our total net leverage ratio to Cash EBITDA as of March 31, 2023 was 1.2x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,248.5
Less: Cash and cash equivalents, restricted cash, and short-term investments	625.6
Net Debt	$622.9
Trailing Twelve Months (TTM) Cash EBITDA	$535.4
Total net leverage ratio to Cash EBITDA	1.2x

Trailing Twelve Months as of
(in millions)	March 31, 2023
Net income (loss)	$101.4
Add: Expense from income taxes	142.2
Add: Interest expense, net	45.7
Add: Loss on debt modification and extinguishment	2.2
Add: Depreciation	19.0
Add: Amortization of acquired technology	47.5
Add: Amortization of other acquired intangibles	22.2
EBITDA	$380.3
Add (less): Other expense (income), net(a)	(81.8)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	1.0
Add: Equity-based compensation expense	187.6
Add: Restructuring and transaction related expenses(c)	1.6
Add: Integration costs and acquisition-related expenses(d)	2.7
Adjusted EBITDA	$491.4
Add: Unearned revenue adjustment	37.4
Add (less): Cash rent adjustment	2.8
Add (less): Other lender adjustments	3.7
Cash EBITDA	$535.4
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended March 31, 2023, this expense related primarily to cost incurred pursuant to the 2021 and 2022 acquisitions.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the trailing twelve months ended March 31, 2023, this expense related primarily to transition and retention payments pursuant to the 2021 and 2022 acquisitions. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Trailing Twelve Months as of
(in millions)	March 31, 2023
Cost of service	$0.1
Sales and marketing	0.4
Research and development	2.0
General and administrative	0.2
Total integration costs and acquisition-related compensation	$2.7
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
Tax Receivable Agreements
We have entered into two tax receivable agreements. We entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These tax receivable agreements provide for the payment by members of the ZoomInfo Tax Group to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the tax receivable agreements.
The tax attributes and benefits covered by the Exchange Tax Receivable Agreements include (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of OpCo Units for shares of Common Stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement.
The tax attributes and benefits covered by the Reorganization Tax Receivable Agreement include certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits, including tax benefits attributable to payments under the Reorganization Tax Receivable Agreement.
In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase the ZoomInfo Tax Group’s depreciation and amortization deductions for tax purposes and, therefore, may reduce the amount of tax that the ZoomInfo Tax Group would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge.
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

For purposes of the tax receivable agreements, the realized cash tax benefits will be computed by comparing the actual income tax liability of the ZoomInfo Tax Group (calculated with certain assumptions) to the amount of such taxes that the ZoomInfo Tax Group would have been required to pay had the tax receivable agreements not been entered into and had there been no existing tax basis, no anticipated tax basis adjustments of the assets of the ZoomInfo Tax Group as a result of exchanges, and no utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis). The term of each tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless (i) ZoomInfo Tax Group exercises its right to terminate one or both tax receivable agreements for an amount based on the agreed payments remaining to be made under the agreement, (ii) ZoomInfo Tax Group breaches any of its material obligations under one or both tax receivable agreements in which case all obligations (including any additional interest due relating to any deferred payments) generally will be accelerated and due as if ZoomInfo Tax Group had exercised its right to terminate the tax receivable agreements, or (iii) there is a change of control of ZoomInfo Tax Group, in which case the Pre-IPO Owners may elect to receive an amount based on the agreed payments remaining to be made under the agreement determined as described above in clause (i). Estimating the amount of payments that may be made under the tax receivable agreements is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount of existing tax basis and the anticipated tax basis adjustments, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including our blended federal and state tax rate, the amount and timing of our income, and situations where no net benefit is received from the tax attributes.
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Common Stock and our expected utilization of certain tax attributes, the payments that ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. As of March 31, 2023, the Company had a liability of $2,968.6 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units. During the three months ended March 31, 2023, no payment was made pursuant to the Tax Receivable Agreements. During the three months ended March 31, 2022, we paid a total of $5.0 million, pursuant to the Tax Receivable Agreements. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. Refer to Note 15 - Tax Receivable Agreements to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information.
Share Repurchase Program
In March 2023, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, shares of Common Stock may be repurchased from time to time through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company at its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
Contractual Obligations and Commitments
As of March 31, 2023, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $340.6 million. Refer to Note 13 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Except as set forth above and in Note 11 - Commitments and Contingencies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in the contractual obligations and commitments disclosed in our 2022 Form 10-K.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2022 Form 10-K.
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
Inflation
We do not believe that inflation has had a material direct effect on our business, financial condition, or results of operations. Our business, financial condition, or results of operations may be impacted by macroeconomic conditions, including underlying factors such as inflation. See “Risk Factors - Geopolitical Risks” in Part I, Item 1A of our 2022 Form 10-K for further discussion of the possible impact of these issues on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our first lien term loan, which bears a variable interest rate based on SOFR. As of March 31, 2023, the total principal balance outstanding was $598.5 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 - Financing Arrangements of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of March 31, 2023, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our first lien term loan since loan inception. As of March 31, 2023, all cash flow hedging relationships are designated as accounting hedges.
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
Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and trade and other receivables. We hold cash with reputable financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with multiple high-quality financial institutions and periodically evaluating the credit quality of those institutions. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2023, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in our 2022 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of Common Stock purchased by the Company during the periods indicated:

($ in millions, except average price per share)
Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
January 1 through January 31, 2023	—	$—	—	$—
February 1 through February 28, 2023	9,133	$30.24	—	—
March 1 through March 31, 2023	1,067,234	$23.00	1,058,291	75.7
Total	1,076,367		1,058,291	$75.7
(1) Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB Phantom Units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2) In March 2023, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Common Stock (the “Share Repurchase Program”). The Share Repurchase Program was announced on March 14, 2023. The Share Repurchase Program has no time limits and could be suspended or discontinued completely at any time.
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo NewCo Inc.	8-K filed November 1, 2021	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
+10.1†	Form of Performance Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan
+10.2	Employment Agreement, dated as of April 21, 2023, between ZoomInfo Technologies LLC and Ali Dasdan
10.3	Amendment No. 5 to First Lien Credit Agreement, dated February 28, 2023, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed March 2, 2023	001-39310	10.1
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 1, 2023