Form 10-Q
period 2023-06-30
ZoomInfo Technologies Inc.
filed 2023-07-31
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of July 21, 2023, there were 401,469,491 shares of the registrant's common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

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
•“Common Stock Option” refers to an award granted under Section 7 of the Omnibus Plan.
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
•“Omnibus Plan” refers to the ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan.
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
•“Restricted Stock” refers to our common stock, subject to certain specified restrictions (which may include, without limitation, a requirement that the recipient remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the Omnibus Plan.

•“Restricted Stock Unit” or “RSU” refers to an unfunded and unsecured promise to deliver shares of our common stock, cash, other securities or other property, subject to certain restrictions (which may include, without limitation, a requirement that the recipient remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the Omnibus Plan.
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
•our platform integrates or otherwise works with third-party systems that we do not control;
•we may be unable to attract new customers, renew existing subscriptions, or expand existing subscriptions, which could harm our revenue growth and profitability;
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$509.7	$418.0
Short-term investments	150.6	127.7
Accounts receivable, net	207.2	222.9
Prepaid expenses and other current assets	68.8	57.8
Income tax receivable	8.4	5.6
Total current assets	944.7	832.0

Restricted cash, non-current	9.7	6.1
Property and equipment, net	56.9	52.1
Operating lease right-of-use assets, net	67.4	63.0
Intangible assets, net	364.5	395.6
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,937.7	3,977.9
Deferred costs and other assets, net of current portion	118.6	117.0
Total assets	$7,192.2	$7,136.4

Liabilities and Permanent Equity
Current liabilities:
Accounts payable	$22.9	$35.6
Accrued expenses and other current liabilities	85.4	104.1
Unearned revenue, current portion	438.1	416.8
Income taxes payable	3.3	5.9
Current portion of tax receivable agreements liability	44.4	—
Current portion of operating lease liabilities	7.8	10.3
Current portion of long-term debt	6.0	—
Total current liabilities	607.9	572.7

Unearned revenue, net of current portion	5.0	3.1
Tax receivable agreements liability, net of current portion	2,923.0	2,978.7
Operating lease liabilities, net of current portion	73.9	67.9
Long-term debt, net of current portion	1,228.0	1,235.7
Deferred tax liabilities	1.8	1.0
Other long-term liabilities	5.6	5.5
Total liabilities	4,845.2	4,864.6

Commitments and Contingencies (Note 11)

Permanent Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized, 401,302,563 and 404,083,262 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4.0	4.0
Preferred stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	2,047.2	2,052.1
Accumulated other comprehensive income (loss)	37.2	39.7
Retained Earnings	258.6	176.0
Total equity	2,347.0	2,271.8

Total liabilities and permanent equity	$7,192.2	$7,136.4
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$308.6	$267.1	$609.3	$508.8
Cost of service:
Cost of service(1)	33.7	34.7	68.7	67.5
Amortization of acquired technology	9.5	12.3	20.0	23.5
Gross profit	265.4	220.1	520.6	417.8
Operating expenses:
Sales and marketing(1)	102.6	95.2	205.8	179.3
Research and development(1)	52.0	49.5	94.3	95.1
General and administrative(1)	41.0	29.2	78.7	57.0
Amortization of other acquired intangibles	5.5	5.6	11.1	10.9
Restructuring and transaction-related expenses	4.7	1.1	4.8	3.6
Total operating expenses	205.8	180.6	394.7	345.9
Income from operations	59.6	39.5	125.9	71.9
Interest expense, net	12.0	11.7	21.9	23.5
Loss on debt modification and extinguishment	—	—	2.2	—
Other (income) expense, net	(7.1)	1.4	(21.1)	2.8
Income before income taxes	54.7	26.4	122.9	45.6
Income tax expense	16.6	10.5	40.3	23.5
Net income	$38.1	$15.9	$82.6	$22.1
Net income per share of common stock:
Basic	$0.09	$0.04	$0.21	$0.06
Diluted	$0.09	$0.04	$0.21	$0.05
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of service	$3.4	$5.0	$7.5	$9.6
Sales and marketing	17.6	20.4	37.1	36.5
Research and development	15.4	15.3	22.3	30.9
General and administrative	9.9	6.3	17.1	12.5
Total equity-based compensation expense	$46.3	$47.0	$84.0	$89.5
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$38.1	$15.9	$82.6	$22.1
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	11.6	6.3	8.2	27.7
Realized (gain) loss on settlement of cash flow hedges	(6.2)	(0.2)	(11.6)	1.4
Amortization of deferred losses related to the dedesignated Interest Rate Swap	—	0.1	0.1	0.1
Other comprehensive income (loss) before tax	5.4	6.2	(3.3)	29.2
Tax effect	(1.4)	(1.7)	0.8	(7.8)
Other comprehensive income (loss), net of tax	4.0	4.5	(2.5)	21.4
Comprehensive income	$42.1	$20.4	$80.1	$43.5
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance, December 31, 2022	404,083,262	$4.0	$2,052.1	$176.0	$39.7	$2,271.8
Issuance of common stock upon vesting of RSUs	648,570	—	—	—	—	—
Shares withheld related to net share settlement and other	(163,965)	—	(4.1)	—	—	(4.1)
Exercise of stock options	11,236	—	0.2	—	—	0.2
Forfeitures / cancellations	(6,733)	—	—	—	—	—
Repurchase of common stock	(1,058,291)	—	(24.3)	—	—	(24.3)
Net income	—	—	—	44.5	—	44.5
Other comprehensive income	—	—	—	—	(6.5)	(6.5)
Equity-based compensation	—	—	37.7	—	—	37.7
Balance at March 31, 2023	403,514,079	$4.0	$2,061.6	$220.5	$33.2	$2,319.3
Issuance of common stock upon vesting of RSUs	668,323	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	181,931	—	4.6	—	—	4.6
Shares withheld related to net share settlement and other	(216,700)	—	(5.4)	—	—	(5.4)
Exercise of stock options	6,086	—	0.2	—	—	0.2
Forfeitures / cancellations	(4,035)	—	—	—	—	—
Repurchase of common stock	(2,847,121)	—	(62.7)	—	—	(62.7)
Net income	—	—	—	38.1	—	38.1
Other comprehensive income	—	—	—	—	4.0	4.0
Equity-based compensation	—	—	48.9	—	—	48.9
Balance at June 30, 2023	401,302,563	$4.0	$2,047.2	$258.6	$37.2	$2,347.0

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance, December 31, 2021	403,315,989	$4.0	$1,871.6	$112.8	$9.5	$1,997.9
Issuance of Class A common stock upon vesting of RSUs	187,659	—	—	—	—	—
Shares withheld related to net share settlement and other	(80,067)	—	(4.4)	—	—	(4.4)
Exercise of stock options	14,790	—	0.3	—	—	0.3
Forfeitures / cancellations	(43,210)	—	—	—	—	—
Net income	—	—	—	6.2	—	6.2
Other comprehensive income	—	—	—	—	16.9	16.9
Equity-based compensation	—	—	42.5	—	—	42.5
Balance at March 31, 2022	403,395,161	$4.0	$1,910.0	$119.0	$26.4	$2,059.4
Issuance of Class A common stock upon vesting of RSUs	233,923	—	—	—	—	—
Shares withheld related to net share settlement and other	(75,351)	—	(3.2)	—	—	(3.2)
Exercise of stock options	13,714	—	0.3	—	—	0.3
Forfeitures / cancellations	(111,789)	—	—	—	—	—
Net income	—	—	—	15.9	—	15.9
Other comprehensive income	—	—	—	—	4.5	4.5
Equity-based compensation	—	—	47.0	—	—	47.0
Balance at June 30, 2022	403,455,658	$4.0	$1,954.1	$134.9	$30.9	$2,123.9

See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$82.6	$22.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.7	42.5
Amortization of debt discounts and issuance costs	1.2	1.5
Amortization of deferred commissions costs	38.3	30.0
Asset impairments	0.6	—
Loss on debt modification and extinguishment	2.2	—
Equity-based compensation expense	84.0	89.5
Deferred income taxes	42.0	18.5
Tax receivable agreement remeasurement	(11.2)	0.9
Provision for bad debt expense	11.3	0.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4.4	26.8
Prepaid expenses and other current assets	(11.0)	(3.6)
Deferred costs and other assets, net of current portion	(39.2)	(38.5)
Income tax receivable	(2.7)	(1.2)
Accounts payable	(12.7)	4.0
Accrued expenses and other liabilities	(28.5)	(22.7)
Unearned revenue	23.2	40.8
Net cash provided by operating activities	225.2	211.2

Cash flows from investing activities:
Purchases of short-term investments	(114.7)	(15.2)
Maturities of short-term investments	94.3	20.6
Purchases of property and equipment and other assets	(12.6)	(14.8)
Cash paid for acquisitions, net of cash acquired	—	(143.6)
Net cash used in investing activities	(33.0)	(153.0)

Cash flows from financing activities:
Payments of deferred consideration	(0.4)	(1.1)
Repayment of debt	(3.0)	—
Payments of debt issuance and modification costs	(2.7)	(0.4)
Proceeds from exercise of stock options	0.4	0.6
Taxes paid related to net share settlement of equity awards	(8.6)	(7.6)
Proceeds from issuance of common stock under the employee stock purchase plan	4.4	—
Payments of equity issuance costs	—	(0.3)
Tax receivable agreement payments	—	(5.0)
Repurchase of common stock	(87.0)	—
Net cash used in financing activities	(96.9)	(13.8)

Net increase (decrease) in cash, cash equivalents, and restricted cash	95.3	44.4
Cash, cash equivalents, and restricted cash at beginning of period	424.1	314.1
Cash, cash equivalents, and restricted cash at end of period	$519.4	$358.5

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$509.7	$352.7
Restricted cash, current	—	—
Restricted cash, non-current	9.7	5.8
Total cash, cash equivalents, and restricted cash	$519.4	$358.5

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Six Months Ended June 30,
	2023	2022

Supplemental disclosures of cash flow information
Interest paid in cash	$24.6	$25.6
Cash paid for taxes	$4.7	$6.8

Supplemental disclosures of non-cash investing and financing activities:
Deferred variable consideration from acquisition of a business	$—	$1.1
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$0.2	$1.3
Equity-based compensation included in capitalized software	$2.6	$—
See accompanying Notes to Consolidated Financial Statements.

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
In September 2021, the Board of Directors (the “Board”) unanimously approved streamlining the Company’s corporate structure and governance by eliminating the Company’s umbrella partnership-C-corporation (“UP-C”) and multi-class voting structure. In October 2021, the Company implemented this reorganization, pursuant to which (i) a subsidiary of ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) (“New ZoomInfo”) merged with and into ZoomInfo Intermediate Inc. (“Old ZoomInfo”), formerly known as ZoomInfo Technologies Inc., which resulted in New ZoomInfo becoming the direct parent company of Old ZoomInfo, and (ii) immediately thereafter, another subsidiary of New ZoomInfo merged with and into ZoomInfo Holdings LLC (“ZoomInfo OpCo”), which resulted in ZoomInfo OpCo becoming a subsidiary of New ZoomInfo (the combined transaction described in (i) and (ii), the “Holding Company Reorganization”). As a result of the Holding Company Reorganization, New ZoomInfo became the successor issuer and reporting company to Old ZoomInfo pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and replaced the Predecessor Registrant as the public company trading on the Nasdaq Global Select Market (the “Nasdaq”) under the ticker symbol “ZI”.
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
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2023 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of June 30, 2023, and results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2023 and 2022, or accounted for more than 10% of accounts receivable as of June 30, 2023 and December 31, 2022. Long-lived assets located outside of the United States were immaterial as of June 30, 2023 and December 31, 2022.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for credit losses, and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have significant bad debt experience with customers, and therefore, the allowance for credit losses is immaterial as of June 30, 2023 and December 31, 2022.
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
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization costs are expensed on a straight-line basis over the lesser of the estimated useful life of the asset or the remainder of the lease term for leasehold improvements. Qualifying internal use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services, personnel costs (including equity-based compensation), and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset. Estimated useful lives range from three years to ten years.
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
Commissions payable at June 30, 2023 were $34.0 million, of which the current portion of $30.2 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $3.8 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2022 were $36.2 million, of which the current portion of $32.1 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $4.1 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $7.4 million and $15.9 million were recorded for the three and six months ended June 30, 2023. Advertising expenses of $7.5 million and $15.1 million were recorded for the three and six months ended June 30, 2022. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three and six month periods ended June 30, 2023 and 2022.
Impairment of Long-lived Assets
Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated future cash flows of the asset. Impairment charges were immaterial for the three and six month period ended June 30, 2023. No impairment charges were recorded for the three and six month period ended June 30, 2022.
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
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase up to $100.0 million of the Company’s Common Stock (the “Share Repurchase Program”). Under the Share Repurchase Program, shares of Common Stock may be repurchased from time to time through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company, in its discretion, and depend on a variety of factors, including legal requirements, price and economic and market conditions.
During the three months ended June 30, 2023, the Company repurchased and subsequently retired 2,847,121 shares of Common Stock at an average price of $21.99, for an aggregate $62.6 million. During the six months ended June 30, 2023, the Company repurchased and subsequently retired 3,905,412 shares of Common Stock at an average price of $22.26, for an aggregate $87.0 million. As of June 30, 2023, $13.0 million remained available and authorized for repurchases under the Share Repurchase Program.
Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Subscription	$305.5	$264.7	$603.0	$504.4
Usage-based	2.4	2.1	4.7	4.1
Other	0.7	0.3	1.6	0.3
Total revenue	$308.6	$267.1	$609.3	$508.8
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

Note 3 - Revenue from Contracts with Customers (continued)
Of the total revenue recognized in the three and six months ended June 30, 2023, $103.4 million and $316.7 million were included in the unearned revenue balance as of December 31, 2022. Of the total revenue recognized in the three and six months ended June 30, 2022, $93.9 million and $267.6 million were included in the unearned revenue balance as of December 31, 2021. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 13% and 12% of our total revenues for the three months ended June 30, 2023 and 2022, respectively. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 13% and 12% of our total revenues for the six months ended June 30, 2023 and 2022, respectively. Contracts denominated in currencies other than U.S. Dollar were not material for the three and six months ended June 30, 2023 and 2022.
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
As of June 30, 2023 and December 31, 2022, the Company had contract assets of $4.2 million and $5.7 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the Company had unearned revenue of $443.1 million and $419.9 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of June 30, 2023	$848.7	$262.2	$1,110.9

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
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results.

Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of June 30, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$105.0	$—	$—	$105.0
Cash equivalents
Corporate debt securities	231.2	—	—	231.2
Money market mutual funds	173.5	—	—	173.5
Total cash equivalents	404.7	—	—	404.7
Total cash and cash equivalents	509.7	—	—	509.7
Short-term investments:
Corporate debt securities	100.0	—	(0.1)	99.9
Securities guaranteed by U.S. government	28.6	—	(0.1)	28.5
Other governmental securities	22.2	—	—	22.2
Total short-term investments	150.8	—	(0.2)	150.6
Total cash, cash equivalents, and short-term investments	$660.5	$—	$(0.2)	$660.3
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$235.6	$—	$—	$235.6
Cash equivalents
Corporate debt securities	159.9	—	(0.1)	159.8
Money market mutual funds	18.6	—	—	18.6
Securities guaranteed by U.S. government	4.0	—	—	4.0
Total cash equivalents	182.5	—	(0.1)	182.4
Total cash and cash equivalents	418.1	—	(0.1)	418.0
Short-term investments:
Corporate debt securities	91.8	—	(0.1)	91.7
Securities guaranteed by U.S. government	25.0	—	—	25.0
Other government securities	11.0	—	—	11.0
Total short-term investments	127.8	—	(0.1)	127.7
Total cash, cash equivalents, and short-term investments	$545.9	$—	$(0.2)	$545.7
Refer to Note 10 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at June 30, 2023 and December 31, 2022.

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$150.8	$150.6	$127.8	$127.7
Total	$150.8	$150.6	$127.8	$127.7
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following (in millions):

	June 30,	December 31,
	2023	2022
Computer equipment	$13.6	$13.3
Furniture and fixtures	3.7	3.8
Leasehold improvements	10.6	9.9
Internal use developed software	72.1	63.1
Construction in progress	7.7	4.0
Property and equipment, gross	107.7	94.1
Less: accumulated depreciation	(50.8)	(42.0)
Property and equipment, net	$56.9	$52.1
Depreciation expense was $4.7 million and $4.6 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $9.6 million and $8.1 million for the six months ended June 30, 2023 and 2022, respectively.
Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of June 30, 2023:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(102.3)	$185.3	14.5
Acquired technology	330.8	(189.3)	141.5	6.4
Brand portfolio	11.5	(6.8)	4.7	7.9
Net intangible assets subject to amortization	$629.9	$(298.4)	$331.5

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,692.7	$—	$1,692.7
Amortization expense was $15.0 million and $17.9 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $31.1 million and $34.4 million for the six months ended June 30, 2023 and 2022, respectively.

Note 7 - Goodwill and Acquired Intangible Assets (continued)
Goodwill was $1,692.7 million as of June 30, 2023. There have been no changes to goodwill amounts since December 31, 2022.
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the six months ended June 30, 2023 or June 30, 2022.
Note 8 - Financing Arrangements
As of June 30, 2023 and December 31, 2022, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	June 30, 2023	December 31, 2022
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 2.85%	$593.1	$595.5
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	640.9	640.2
Total Carrying Value of Debt				$1,234.0	$1,235.7
Less current portion				(6.0)	—
Total Long Term Debt				$1,228.0	$1,235.7
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
First Lien Term Loan
In February 2023, we entered into an amendment to our existing First Lien Credit Agreement (the “Fifth Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which provided for an extension of the maturity date to February 28, 2030. The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. Pursuant to the Fifth Amendment, the applicable rate decreased for Base Rate loans from 2.00% to 1.75% and from 3.10% to 2.85% for SOFR based loans. The Company recognized an immaterial loss in connection with the repricing in the six months ended June 30, 2023 within Loss on debt modification and extinguishment on the Consolidated Statements of Operations. Under the terms of the Fifth Amendment, the Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount each quarter.
The effective interest rate on the first lien debt was 7.36% and 7.38% as of June 30, 2023 and December 31, 2022, respectively.
First Lien Revolving Credit Facility
Pursuant to the Fifth Amendment, the Company also extended the maturity date of $213.0 million of our $250.0 million existing commitments of the first lien revolving credit facility to February 28, 2028. With respect to the $37.0 million commitments which were not extended, the maturity date is November 2, 2025. Debt issuance costs were incurred in connection with the repricing of the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets were immaterial as of June 30, 2023 and December 31, 2022.
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
As of June 30, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	$500.0	0.370%	January 30, 2026

Note 9 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of June 30, 2023 and December 31, 2022 (in millions):

	Fair Value of Derivative Instruments
Instrument	June 30, 2023	December 31, 2022
	Derivative Assets	Derivative Assets
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$1.4	$1.2
Interest rate cap contract(2)	—	0.3
Interest rate swap contracts(1)	23.7	21.5
Interest rate swap contracts(2)	26.0	30.3
Total designated derivative fair value	$51.1	$53.3
________________
(1) Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2) Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.
The change in fair value of any derivative instruments was recorded, net of income tax, in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets to the extent the agreements were designated as effective hedges. In the period that the hedged item affects earnings, such as when interest payments are made on the Company’s variable-rate debt, we reclassify the related gain or loss on the interest rate swap cash flow hedges and any receipts on the cap to Interest expense, net and as operating cash flows on our Consolidated Statements of Cash Flows in the period settled in cash. Income tax effects from changes in fair value of derivative instruments are recorded on our Consolidated Statements of Operations when the derivative instruments are settled. Over the next 12 months, we expect to reclassify approximately $24.9 million into interest income from AOCI.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.
Note 10 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by U.S. government, and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes as of June 30, 2023 was $596.3 million and $552.5 million, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.

Note 10 - Fair Value (continued)
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
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at June 30, 2023	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$231.2	$—
Money market mutual funds	$173.5	$—	$—
Short-term investments:
Corporate debt securities	$—	$99.9	$—
Securities guaranteed by U.S. government	$—	$28.5	$—
Other governmental securities	$—	$22.2	$—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$1.4	$—
Interest rate swap contracts	$—	$23.7	$—
Deferred costs and other assets, net of current portion
Interest rate swap contracts	$—	$26.0	$—

Note 10 - Fair Value (continued)

Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$159.8	$—
Money market mutual funds	$18.6	$—	$—
Securities guaranteed by U.S. government	$—	$4.0	$—
Short-term investments:
Corporate debt securities	$—	$91.7	$—
Securities guaranteed by U.S. government	$—	$25.0	$—
Other governmental securities	$—	$11.0	$—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$1.2	$—
Interest rate swap contracts	$—	$21.5	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$0.3	$—
Interest rate swap contracts	$—	$30.3	$—
There have been no transfers between fair value measurements levels during the six months ended June 30, 2023.
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
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $4.8 million and $4.9 million at June 30, 2023 and December 31, 2022, respectively. This liability is included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.

Note 11 - Commitments and Contingencies (continued)
Contingent earnout payments
In connection with the acquisition of Dogpatch, the Company could be required to issue equity awards up to $2.6 million. Refer to Note 4 - Business Combinations for additional information.
Deferred acquisition-related payments
In connection with the acquisition of Insent, the Company expects to pay an additional $2.0 million of which $0.8 million represents deferred consideration. Refer to Note 4 - Business Combinations in our 2022 Form 10-K for additional information.
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
The following tables set forth the computation of basic and diluted net income per share of Class A common stock or Common Stock, as applicable, (in millions, except share and per share amounts):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	Common Stock	Common Stock

Basic net income per share attributable to common stockholders
Numerator:
Net income	$38.1	$82.6
Denominator:
Weighted average number of shares of Common Stock outstanding	401,194,485	402,301,486
Basic net income per share attributable to common stockholders	$0.09	$0.21

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$38.1	$82.6
Denominator:
Number of shares used in basic computation	401,194,485	402,301,486
Add: weighted-average effect of dilutive securities exchangeable for Common Stock:
Restricted Stock Awards	338,840	392,842
Exercise of Common Stock Options	35,833	51,260
Employee Stock Purchase Plan	155,845	175,728
Weighted average shares of Common Stock outstanding used to calculate diluted net income per share	401,725,003	402,921,316
Diluted net income per share attributable to common stockholders	$0.09	$0.21

Note 12 - Earnings Per Share (continued)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	Common Stock	Common Stock

Basic net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to ZoomInfo Technologies Inc.	$15.9	$22.1
Denominator:
Weighted average number of shares of Common Stock outstanding	401,099,187	400,658,558
Basic net income per share attributable to common stockholders	$0.04	$0.06

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$15.9	$22.1
Denominator:
Number of shares used in basic computation	401,099,187	400,658,558
Add: weighted-average effect of dilutive securities exchangeable for Common Stock:
Restricted Stock Awards	1,910,328	2,293,963
Exercise of Common Stock Options	202,456	222,710
Employee Stock Purchase Plan	9,772	4,886
Weighted average shares of Common Stock outstanding used to calculate diluted net income per share	403,221,743	403,180,117
Diluted net income per share attributable to common stockholders	$0.04	$0.05
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net income per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted Stock Units	14,049,822	7,027,221	13,658,628	6,499,575
Total anti-dilutive securities	14,049,822	7,027,221	13,658,628	6,499,575
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

Note 13 - Leases (continued)
The Company subleases two offices. The subleases have remaining lease terms of less than eight years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income from operations on our Consolidated Statements of Operations, was immaterial for the three and six months ended June 30, 2023 and 2022.
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
(in millions)
Assets
Operating lease right-of-use assets, net	$67.4	$63.0

Liabilities
Current portion of operating lease liabilities	$7.8	$10.3
Operating lease liabilities, net of current portion	$73.9	$67.9
Rent expense was $3.6 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively. Rent expense was $7.6 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively.
Other information related to leases was as follows:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Supplemental Cash Flow Information	2023	2022	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$4.8	$3.1	$7.1	$6.3

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$9.8	$3.4	$9.8	$3.7

	As of
	June 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	12.2	11.7
Weighted average discount rate	5.8%	5.4%

Note 13 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of June 30, 2023 (in millions):

Year Ending December 31,	Operating Leases
2023 (excluding six months ended June 30, 2023)	$5.7
2024	11.5
2025	11.9
2026	11.0
2027	9.3
Thereafter	66.9
Total future minimum lease payments	116.3
Less effects of discounting	34.6
Total lease liabilities	$81.7

Reported as of June 30, 2023
Current portion of operating lease liabilities	$7.8
Operating lease liabilities, net of current portion	73.9
Total lease liabilities	$81.7
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
Expense associated with short term leases and variable lease costs were immaterial for the three and six months ended June 30, 2023 and 2022. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $315.2 million, which are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
Note 14 - Equity-based Compensation
2020 Omnibus Incentive Plan - On May 26, 2020, the Board adopted the Omnibus Plan. The Omnibus Plan provides for potential grants of the following awards with respect to shares of the Common Stock and OpCo Units: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options; (iii) stock appreciation rights; (iv) Restricted Stock; (v) Restricted Stock Units; (vi) OpCo Units, and (vii) other equity-based and cash-based incentive awards as determined by the compensation committee of the Board or any properly delegated subcommittee.
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

Note 14 - Equity-based Compensation (continued)
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
For performance-based Restricted Stock Units (“PRSUs”) issued in the third quarter of 2022, the service vesting condition is one year and specified company performance targets. During the six months ended June 30, 2023, the Company issued PRSUs, which were recommended by the Compensation Committee of the Board and approved by the full Board. The service vesting condition for one of the issued awards is one year. Each of the remaining PRSU awards will vest in annual tranches over a three-year service period. Total PRSUs earned for grants made in 2023 may vary between 0% and 200% of the PRSUs granted based on the attainment of company-specific performance targets during the related performance period and continued service. All of the PRSUs earned will be settled through the issuance of an equivalent number of shares of the Company’s common stock based on the payout level achieved. Certain additional grants have other vesting periods approved by the Compensation Committee of the Board.
Restricted Stock Units
Restricted Stock Unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	10,377,568	$45.81	4,853,795
Granted	6,134,671	$23.73	3,364,624
Granted - performance-based	509,824	$24.71	—
Vested	(1,301,660)	$49.07	(421,582)
Forfeited	(1,670,581)	$45.10	(769,616)
Unvested at end of period	14,049,822	$35.19	7,027,221
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

Note 14 - Equity-based Compensation (continued)
Restricted Stock activity was as follows during the periods indicated:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock
Unvested at beginning of period	858,560	$22.30	3,525,373
Vested	(397,124)	$14.63	(1,561,966)
Forfeited	(10,768)	$8.70	(154,999)
Unvested at end of period	450,668	$29.39	1,808,408
Common Stock Options
Options activity was as follows during the period indicated:

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	323,002	$21.00	417,085
Exercised	(17,322)	$21.00	(28,504)
Expired	(13,556)	$21.00	(3,400)
Forfeited	(4,190)	$21.00	(18,258)
Outstanding at end of period	287,934	$21.00	366,923
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of June 30, 2023:

June 30, 2023
Aggregate intrinsic value (in millions)
Unit Options outstanding	$1.3
Unit Options exercisable	$1.2
Weighted average remaining contractual term (in years)
Unit Options outstanding	6.8 years
Unit Options exercisable	6.8 years
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

Note 14 - Equity-based Compensation (continued)
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

	Three and Six Months Ended June 30,
	2023	2022
Volatility	50.4%	71.9%
Expected term	0.5	0.5
Risk-free rate	5.4%	2.2%
Expected dividends	—%	—%
Weighted-average fair value per unit	$6.72	$9.56
The Company withheld $1.4 million and $4.4 million worth of ESPP contributions for the three and six months ended June 30, 2023 on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. The Company withheld $0.6 million and $0.6 million worth of ESPP contributions for the three and six months ended June 30, 2022 on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. The Company purchased 181,931 shares of Common Stock under the ESPP for the three and six months ended June 30, 2023. No shares of Common Stock were purchased under the ESPP for the three and six months ended June 30, 2022. The Company recognized $0.8 million and $2.0 million of equity-based compensation expense related to the ESPP for the three and six months ended June 30, 2023. The Company recognized $0.1 million and $0.1 million of equity-based compensation expense related to the ESPP for the three and six months ended June 30, 2022.

Note 14 - Equity-based Compensation (continued)
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
HSKB has also allocated $31.3 million to be paid in cash over three years from 2019 to 2021 if the holder of an HSKB Grant remains employed by the Company as of the payment date. This pool was further expanded in March 31, 2020, when HSKB allocated an additional $5.3 million to be paid out over three years, starting with March 31, 2020, to holders of HSKB Grants who received grants after the March 2018 Carlyle Investment, subject to the holder’s continued employment by the Company. During the six months ended June 30, 2023, HSKB paid $0.9 million from allocated funds.
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
Unamortized Equity-based Compensation
As of June 30, 2023, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, period in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$370.5	2.6
Common Stock Options	0.1	0.2
Restricted Stock	4.4	0.8
HSKB Phantom Units	10.8	2.3
Employee Stock Purchase Plan	1.1	0.5
Total unamortized equity-based compensation cost	$386.9	2.6

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
As of June 30, 2023 and December 31, 2022, the Company had a liability of $2,967.4 million and $2,978.7 million respectively, related to its projected obligations under the Tax Receivable Agreements. This liability, or a portion thereof, becomes payable once the tax attributes under the Tax Receivable Agreements reduce the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the six months ended June 30, 2023, no payment was made pursuant to the Tax Receivable Agreement. During the six months ended June 30, 2022, we paid a total of $5.0 million, pursuant to the Tax Receivable Agreements. During the six months ended June 30, 2023, we recognized a TRA measurement gain of $11.2 million, principally due to updates to tax attributes as well as movements in our blended state tax rate resulting from legislation enacted in the first two quarters of 2023 and changes in the apportionment of payroll, property and sales in the states in which we operate, within Other (income) expense, net on our Consolidated Statements of Operations. During the six months ended June 30, 2022, we recognized a TRA measurement loss of $0.9 million due to legislation passed in the first quarter of 2022 that impact our blended state tax rate within Other (income) expense, net on our Consolidated Statements of Operations.

Note 16 - Income Taxes
The Company’s provision for income taxes for the three and six months ended June 30, 2023 and June 30, 2022 was based on our projected annual effective tax rate for fiscal year 2023 and 2022, adjusted for specific items that are required to be recognized in the period in which they occur.
The effective tax rate, inclusive of items specific to the period, for the six months ended June 30, 2023 and 2022 was 32.8% and 51.6% respectively. The Company recorded income tax expense of $16.6 million and $10.5 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded income tax expense of $40.3 million and $23.5 million for the six months ended June 30, 2023 and 2022, respectively.
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
As of June 30, 2023, unrecognized tax benefits were $4.8 million, of which $3.8 million was a reduction of deferred tax assets and $1.0 million was included in Other long-term liabilities within our Consolidated Balance Sheets. If recognized, the resulting tax benefit would affect income tax expense by $4.8 million. It is not anticipated any of the unrecognized tax benefit will be recognized within the next twelve months.
Note 17 - Subsequent Events
On July 28, 2023, the Board of Directors of ZoomInfo unanimously approved a new share repurchase program authorizing the Company to repurchase, from time to time, up to an additional $500 million.

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
During the three months ended June 30, 2023, the Company repurchased and subsequently retired 2,847,121 shares of Common Stock at an average price of $21.99, for an aggregate $62.6 million. During the six months ended June 30, 2023, the Company repurchased and subsequently retired 3,905,412 shares of Common Stock at an average price of $22.26, for an aggregate $87.0 million. As of June 30, 2023, $13.0 million remained available and authorized for repurchases under the Share Repurchase Program.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform in the United States and around the world. The majority of revenue growth when comparing the three months ended June 30, 2023 to the three months ended June 30, 2022 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory networks. We plan to continue to invest in our efficient go-to-market effort to acquire new customers.
Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business, and we believe there is a significant opportunity to add additional users, data integration, and additional functionality within our existing customers. We monitor net revenue retention to measure the expanding value that we provide to our customers and the corresponding revenue growth. Net revenue retention is an annual metric that we calculate based on customers of ZoomInfo at the beginning of the year, and is calculated as: (a) the total ACV for those customers at the end of the year, divided by (b) the total ACV for those customers at the beginning of the year. Our net annual retention rate was 104% for the year ended December 31, 2022. In the near term, we expect our net retention rate to be adversely impacted by macroeconomic conditions. See section “Recent Developments - Impact of Macroeconomic Conditions”. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of June 30, 2023, we had 1,893 customers with over $100,000 in ACV.

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

The following table presents a reconciliation of Net income to Adjusted Net Income and Income from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net income	$38.1	$15.9	$82.6	$22.1
Add: Expense from income taxes	16.6	10.5	40.3	23.5
Add: Interest expense, net	12.0	11.7	21.9	23.5
Add: Loss on debt modification and extinguishment	—	—	2.2	—
Add (less): Other expense (income), net(a)	(7.1)	1.4	(21.1)	2.8
Income from operations	$59.6	$39.5	$125.9	$71.9
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.1	0.6	0.1	1.7
Add: Amortization of acquired technology	9.5	12.3	20.0	23.5
Add: Amortization of other acquired intangibles	5.5	5.6	11.1	10.9
Add: Equity-based compensation	46.3	47.0	84.0	89.5
Add: Restructuring and transaction-related expenses(c)	4.7	1.1	4.8	3.6
Add: Integration costs and acquisition-related expenses(d)	—	0.8	—	1.4
Adjusted Operating Income	$125.6	$106.9	$245.9	$202.5
Less: Interest expense, net	(12.0)	(11.7)	(21.9)	(23.5)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	6.1	(1.4)	9.9	(1.9)
Less: Expense from income taxes	(16.6)	(10.5)	(40.3)	(23.5)
Add: Tax impacts of adjustments to net income	3.2	0.8	12.4	4.3
Adjusted Net Income	$106.4	$84.1	$206.0	$157.9

Shares for Adjusted Net Income Per Share(e)	416	410	415	409
Adjusted Net Income Per Share	$0.26	$0.21	$0.50	$0.39
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force. For the three and six months ended June 30, 2022, this expense related primarily to transition and retention payments related to 2021 and 2022 acquisitions.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three and six months ended June 30, 2022, this expense related to retention awards from the acquisitions of Clickagy and Everstring, and Insent, and professional fees related to integration projects. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Cost of service	$—	$0.1	$—	$0.2
Sales and marketing	—	0.4	—	0.5
Research and development	—	0.2	—	0.5
General and administrative	—	0.2	—	0.2
Total integration costs and acquisition-related compensation	$—	$0.8	$—	$1.4
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Income from operations	$59.6	$39.5	$125.9	$71.9
Adjusted Operating Income	$125.6	$106.9	$245.9	$202.5

Revenue	$308.6	$267.1	$609.3	$508.8
Impact of fair value adjustments to acquired unearned revenue	0.1	0.6	0.1	1.7
Revenue for adjusted operating margin calculation	$308.7	$267.7	$609.4	$510.5
Operating Income Margin	19%	15%	21%	14%
Adjusted Operating Income Margin	41%	40%	40%	40%
Adjusted Operating Income for the three months ended June 30, 2023 was $125.6 million and represented an Adjusted Operating Income Margin of 41%. Adjusted Operating Income for the three months ended June 30, 2022 was $106.9 million and represented an Adjusted Operating Income Margin of 40%. The increase of $18.7 million, or 17%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin increased to 41% in the three months ended June 30, 2023 from 40% in the three months ended June 30, 2022 due to limited headcount growth and more efficient cloud infrastructure in cost of service.
Adjusted Operating Income for the six months ended June 30, 2023 was $245.9 million and represented an Adjusted Operating Income Margin of 40%. Adjusted Operating Income for the six months ended June 30, 2022 was $202.5 million and represented an Adjusted Operating Income Margin of 40%. The increase of $43.4 million, or 21%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin stayed consistent at 40% in the six months ended June 30, 2023 as increased general and administrative expenses due to higher bad debt accruals were offset by efficiencies within cost of service.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net income	$38.1	$15.9	$82.6	$22.1
Add: Expense from income taxes	16.6	10.5	40.3	23.5
Add: Interest expense, net	12.0	11.7	21.9	23.5
Add: Loss on debt modification and extinguishment	—	—	2.2	—
Add: Depreciation	4.7	4.6	9.6	8.1
Add: Amortization of acquired technology	9.5	12.3	20.0	23.5
Add: Amortization of other acquired intangibles	5.5	5.6	11.1	10.9
EBITDA	$86.4	$60.6	$187.7	$111.6
Add (less): Other expense (income), net(a)	(7.1)	1.4	(21.1)	2.8
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.1	0.6	0.1	1.7
Add: Equity-based compensation expense	46.3	47.0	84.0	89.5
Add: Restructuring and transaction related expenses(c)	4.7	1.1	4.8	3.6
Add: Integration costs and acquisition-related expenses(d)	—	0.8	—	1.4
Adjusted EBITDA	$130.4	$111.5	$255.5	$210.6
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three and six months ended June 30, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force. For the three and six months ended June 30, 2022, this expense related primarily to transition and retention payments related to 2021 and 2022 acquisitions.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three and six months ended June 30, 2022, this expense related to retention awards from the acquisitions of Clickagy and Everstring, and Insent, and professional fees related to integration projects. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Cost of service	$—	$0.1	$—	$0.2
Sales and marketing	—	0.4	—	0.5
Research and development	—	0.2	—	0.5
General and administrative	—	0.2	—	0.2
Total integration costs and acquisition-related compensation	$—	$0.8	$—	$1.4
Adjusted EBITDA for the three months ended June 30, 2023 was $130.4 million, an increase of $18.9 million, or 17%, relative to the three months ended June 30, 2022. This increase was driven primarily from the growth in revenue and additional customers in 2023 and 2022.
Adjusted EBITDA for the six months ended June 30, 2023 was $255.5 million, an increase of $44.9 million, or 21%, relative to the six months ended June 30, 2022. This increase was driven primarily from the growth in revenue and additional customers in 2023 and 2022.
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

General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, equity-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses related to bad debt and collections, as well as for professional fees including legal services, accounting, banking, and other consulting services, including those associated with operating as a public company.
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
Other (Income) Expense, Net
Other (income) expense, net consists primarily of the revaluation of tax receivable agreement liabilities, investment income, and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.
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
Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Revenue	$308.6	$267.1	$609.3	$508.8

Cost of service:
Cost of service(1)	33.7	34.7	68.7	67.5
Amortization of acquired technology	9.5	12.3	20.0	23.5
Gross profit	265.4	220.1	520.6	417.8

Operating expenses:
Sales and marketing(1)	102.6	95.2	205.8	179.3
Research and development(1)	52.0	49.5	94.3	95.1
General and administrative(1)	41.0	29.2	78.7	57.0
Amortization of other acquired intangibles	5.5	5.6	11.1	10.9
Restructuring and transaction-related expenses	4.7	1.1	4.8	3.6
Total operating expenses	205.8	180.6	394.7	345.9
Income from operations	59.6	39.5	125.9	71.9

Interest expense, net	12.0	11.7	21.9	23.5
Loss on debt modification and extinguishment	—	—	2.2	—
Other (income) expense, net	(7.1)	1.4	(21.1)	2.8
Income before income taxes	54.7	26.4	122.9	45.6
Income tax expense	16.6	10.5	40.3	23.5
Net income	$38.1	$15.9	$82.6	$22.1
__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Cost of service	$3.4	$5.0	$7.5	$9.6
Sales and marketing	17.6	20.4	37.1	36.5
Research and development	15.4	15.3	22.3	30.9
General and administrative	9.9	6.3	17.1	12.5
Total equity-based compensation expense	$46.3	$47.0	$84.0	$89.5

Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022
Revenue. Revenue was $308.6 million for the three months ended June 30, 2023, an increase of $41.5 million, or 16%, as compared to $267.1 million for the three months ended June 30, 2022. This increase was primarily due to the addition of new customers over the past 12 months partially offset by cancellations among existing customers.
Cost of Service. Cost of service was $43.2 million for the three months ended June 30, 2023, a decrease of $3.8 million, or 8%, as compared to $47.0 million for the three months ended June 30, 2022. The decrease was primarily due to completion of amortization expense related to intangible assets from 2019 acquisition, offset by additional depreciation from internal use developed software.
Operating Expenses. Operating expenses were $205.8 million for the three months ended June 30, 2023, an increase of $25.2 million, or 14%, as compared to $180.6 million for the three months ended June 30, 2022. Excluding equity-based compensation expenses, operating expenses were $162.9 million for the three months ended June 30, 2023, an increase of $24.3 million, or 18%, as compared to $138.6 million for the three months ended June 30, 2022. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $10.2 million, or 14%, to $85.0 million for the three months ended June 30, 2023, due primarily to additional salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding equity-based compensation) of $2.4 million, or 7%, to $36.6 million for the three months ended June 30, 2023, due primarily to additional salaries and benefits expenses added to support continued innovation of our services and acquired products;
•an increase in general and administrative expense (excluding equity-based compensation) of $8.2 million, or 36%, to $31.1 million for the three months ended June 30, 2023, due primarily to increased accruals for bad debt and additional salaries and benefits expenses to support the larger organization;
•a decrease in amortization of acquired intangibles expense of $0.1 million, or 2%, to $5.5 million for the three months ended June 30, 2023; and
•restructuring and transaction-related expense of $4.7 million for the three months ended June 30, 2023. This represented an increase of $3.6 million, or 327%, as compared to expense of $1.1 million for the three months ended June 30, 2022, which were primarily comprised of costs incurred related to a June 2023 reduction in force.
Equity-based Compensation Expense. Equity-based compensation expense was $46.3 million for the three months ended June 30, 2023, a decrease of $0.7 million, or 1%, as compared to $47.0 million for the three months ended June 30, 2022, primarily due to slower headcount growth and higher forfeitures of unvested awards.
Other (income) expense, net. Other income was $7.1 million for the three months ended June 30, 2023, which primarily consists of $6.5 million of investment income and $1.1 million of TRA remeasurement gain, offset by $0.5 million of loss on foreign currency transactions, as compared to other expense of $1.4 million for the three months ended June 30, 2022, which primarily consists of $1.6 million of loss on foreign currency transactions, offset by $0.3 million of investment income.
Interest Expense, Net. Interest expense, net was $12.0 million for the three months ended June 30, 2023, an increase of $0.3 million, or 3%, as compared to $11.7 million for the three months ended June 30, 2022. The increase was primarily due to fluctuations in derivative instruments, partially offset by increases in deposit rates that drove incremental interest income.

Income Tax Expense. Expense from income taxes for the three months ended June 30, 2023 was $16.6 million, representing an effective tax rate of 30.3%, as compared to expense from income taxes of $10.5 million for the three months ended June 30, 2022, representing an effective tax rate of 39.8%. The decrease in the effective tax rate was primarily due to a reduction in non-deductible equity-based compensation in 2023 compared to 2022. The current quarter's effective tax rate differed from the U.S. federal statutory rate due to U.S. state taxes, foreign taxes, non-deductible equity compensation expense, offset by research and development credits.
Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022
Revenue. Revenue was $609.3 million for the six months ended June 30, 2023, an increase of $100.5 million, or 20%, as compared to $508.8 million for the six months ended June 30, 2022. This increase was primarily due to the addition of new customers over the past 12 months partially offset by cancellations among existing customers.
Cost of Service. Cost of service was $88.7 million for the six months ended June 30, 2023, a decrease of $2.3 million, or 3%, as compared to $91.0 million for the six months ended June 30, 2022. The decrease was primarily due to completion of amortization expense related to intangible assets from 2019 acquisition, offset by additional depreciation from internal use developed software.
Operating Expenses. Operating expenses were $394.7 million for the six months ended June 30, 2023, an increase of $48.8 million, or 14%, as compared to $345.9 million for the six months ended June 30, 2022. Excluding equity-based compensation expenses, operating expenses were $318.2 million for the six months ended June 30, 2023, an increase of $52.2 million, or 20%, as compared to $266.0 million for the six months ended June 30, 2022. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $25.9 million, or 18%, to $168.7 million for the six months ended June 30, 2023, due primarily to additional salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding equity-based compensation) of $7.8 million, or 12%, to $72.0 million for the six months ended June 30, 2023, due primarily to additional salaries and benefits expenses added to support continued innovation of our services and acquired products;
•an increase in general and administrative expense (excluding equity-based compensation) of $17.1 million, or 38%, to $61.6 million for the six months ended June 30, 2023, due primarily to increased accruals for bad debt and additional salaries and benefits expenses to support the larger organization;
•an increase in amortization of acquired intangibles expense of $0.2 million, or 2%, to $11.1 million for the six months ended June 30, 2023, due to amortization expense related to intangible assets from 2022 acquisitions; and
•restructuring and transaction-related expense of $4.8 million for the six months ended June 30, 2023. This represented an increase of $1.2 million, or 33%, as compared to expense of $3.6 million for the six months ended June 30, 2022, which were primarily comprised of costs incurred related to a June 2023 reduction in force, offset by the reduction of costs related to acquisitions.
Equity-based Compensation Expense. Equity-based compensation expense was $84.0 million for the six months ended June 30, 2023, a decrease of $5.5 million, or 6%, as compared to $89.5 million for the six months ended June 30, 2022, primarily due to slower headcount growth and higher forfeitures of unvested awards.
Other (income) expense, net. Other income was $21.1 million for the six months ended June 30, 2023, which primarily consists of $11.2 million of TRA remeasurement gain and $10.5 million of investment income, offset by $0.6 million of loss on foreign currency transactions, as compared to other expense of $2.8 million for the six months ended June 30, 2022, which primarily consists of $2.2 million on loss on foreign currency transactions and $0.9 million of TRA remeasurement loss, offset by $0.3 million of investment income.

Interest Expense, Net. Interest expense, net was $21.9 million for the six months ended June 30, 2023, a decrease of $1.6 million, or 7%, as compared to $23.5 million for the six months ended June 30, 2022. The decrease was primarily due to increases in deposit rates that drove incremental interest income.
Income Tax Expense. Expense from income taxes for the six months ended June 30, 2023 was $40.3 million, representing an effective tax rate of 32.8%, as compared to expense from income taxes of $23.5 million for the six months ended June 30, 2022, representing an effective tax rate of 51.6%. The decrease in the effective tax rate was primarily due to a reduction in non-deductible equity-based compensation in 2023 compared to 2022. The current quarter's effective tax rate differed from the U.S. federal statutory rate due to U.S. state taxes, foreign taxes, non-deductible equity compensation expense, offset by research and development credits.
Liquidity and Capital Resources
As of June 30, 2023, we had $509.7 million of cash and cash equivalents, $150.6 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2023, we had unearned revenue of $443.1 million, of which $438.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
($ in millions)	2023	2022
Net cash provided by operating activities	$225.2	$211.2
Net cash used in investing activities	(33.0)	(153.0)
Net cash used in financing activities	(96.9)	(13.8)
Net increase in cash and cash equivalents and restricted cash	$95.3	$44.4

Cash Flows from (used in) Operating Activities
Net cash provided by operations was $225.2 million for the six months ended June 30, 2023 as a result of net income of $82.6 million, adjusted by non-cash charges of $209.1 million and the change in our operating assets net of operating liabilities of $66.5 million. The non-cash charges are primarily comprised of equity-based compensation of $84.0 million, a decrease in deferred tax assets net of deferred tax liabilities of $42.0 million, depreciation and amortization of $40.7 million, amortization of deferred commission costs of $38.3 million, and provision for bad debt expense of $11.3 million, partially offset by tax receivable agreement remeasurement of $11.2 million. The change in operating assets net of operating liabilities was primarily the result of an increase in deferred costs and other assets of $39.2 million, a decrease in accrued expenses and other liabilities of $28.5 million, a decrease in accounts payable of $12.7 million. an increase in prepaid expenses and other current assets of $11.0 million, partially offset by an increase in unearned revenue of $23.2 million.
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
We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the six months ended June 30, 2023, and 2022, we incurred the following cash expenditures:

	Six Months Ended June 30,
($ in millions)	2023	2022
Cash interest expense	$24.6	$25.6
Restructuring and transaction-related expenses paid in cash(a)	$4.9	$9.4
Integration costs and acquisition-related compensation paid in cash(b)	$0.5	$2.8
$24.6
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the six months ended June 30, 2023, these payments related primarily to a June 2023 reduction in force, legal costs paid related to 2021 and 2022 acquisitions, and Waltham sublease costs. For the six months ended June 30, 2022, these payments related primarily to transition bonuses paid related to 2021 and 2022 acquisitions.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the six months ended June 30, 2023, these payments related to retention compensation from the Insent acquisition. For the six months ended June 30, 2022, these payments related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects.

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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the six months ended June 30, 2023 was $33.0 million, consisting of purchases of short-term investments of $114.7 million, purchases of property and equipment and other assets of $12.6 million, partially offset by maturities of short-term investments of $94.3 million.

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
Cash Flows from (used in) Financing Activities
Cash used in financing activities for the six months ended June 30, 2023 was $96.9 million, primarily comprised of payments relating to the repurchase of common stock of $87.0 million, payments of taxes related to net share settlement of equity awards of $8.6 million, repayment of debt of $3.0 million, payments of debt issuance and modification costs of $2.7 million, and payments of deferred consideration of $0.4 million, partially offset by proceeds from issuance of common stock under the employee stock purchase plan of $4.4 million, and proceeds from exercise of stock options of $0.4 million.
Cash used in financing activities for the six months ended June 30, 2022 was $13.8 million, primarily comprised of payments of taxes related to net share settlement of equity awards of $7.6 million, payments related to our tax receivable agreements of $5.0 million, payments of deferred consideration of $1.1 million. payments of issuance fees from prior transactions of $0.7 million, partially offset by proceeds from exercise of stock options of $0.6 million.
Refer to Note 8 - Financing Arrangements of our consolidated financial statements for additional information related to each of our borrowings.
Debt Obligations
As of June 30, 2023, the Company has a remaining balance of $597.0 million with respect to its first lien term loans. The Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount each quarter, with the remaining balance due at the contractual maturity date of February 28, 2030. As of June 30, 2023, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 1.75% for Base Rate loans or 2.75% for SOFR loans, plus a credit spread adjustment of 0.1%, depending on the Company’s leverage. The first lien revolving credit facility, which had no amount outstanding as of June 30, 2023, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.10% to 2.35% for SOFR loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 7.36% and 7.38% as of June 30, 2023 and December 31, 2022, respectively.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended June 30, 2023 was $510.3 million. Our total net leverage ratio to Adjusted EBITDA as of June 30, 2023 was 1.1x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,247.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	670.0
Net Debt	$577.0
Trailing Twelve Months (TTM) Adjusted EBITDA	$510.3
Total net leverage ratio to Adjusted EBITDA	1.1x
Our consolidated first lien net leverage ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended June 30, 2023 was $547.0 million. Our consolidated first lien net leverage ratio as of June 30, 2023 was -(0.1)x.

($ in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$597.0
Less: Cash and cash equivalents, and short-term investments	660.3
Net Debt	$(63.3)
Trailing Twelve Months (TTM) Cash EBITDA	$547.0
Consolidated first lien net leverage ratio	(0.1)x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended June 30, 2023 was $547.0 million. Our total net leverage ratio to Cash EBITDA as of June 30, 2023 was 1.1x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,247.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	670.0
Net Debt	$577.0
Trailing Twelve Months (TTM) Cash EBITDA	$547.0
Total net leverage ratio to Cash EBITDA	1.1x

Trailing Twelve Months as of
(in millions)	June 30, 2023
Net income	$123.7
Add: Expense from income taxes	148.2
Add: Interest expense, net	45.9
Add: Loss on debt modification and extinguishment	2.2
Add: Depreciation	19.1
Add: Amortization of acquired technology	44.7
Add: Amortization of other acquired intangibles	22.2
EBITDA	$406.1
Add (less): Other expense (income), net(a)	(90.3)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.5
Add: Equity-based compensation expense	186.9
Add: Restructuring and transaction related expenses(c)	5.2
Add: Integration costs and acquisition-related expenses(d)	1.9
Adjusted EBITDA	$510.3
Add: Unearned revenue adjustment	30.8
Add (less): Cash rent adjustment	2.7
Add (less): Other lender adjustments	3.1
Cash EBITDA	$547.0
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended June 30, 2023, this expense related primarily to cost associated with a June 2023 reduction in force, and the 2021 and 2022 acquisitions.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the trailing twelve months ended June 30, 2023, this expense related primarily to transition and retention payments pursuant to the 2021 and 2022 acquisitions. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Trailing Twelve Months as of
(in millions)	June 30, 2023
Cost of service	$—
Sales and marketing	—
Research and development	1.8
General and administrative	0.1
Total integration costs and acquisition-related compensation	$1.9
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

We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Common Stock and our expected utilization of certain tax attributes, the payments that ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. As of June 30, 2023, the Company had a liability of $2,967.4 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units. During the six months ended June 30, 2023, no payment was made pursuant to the Tax Receivable Agreements. During the six months ended June 30, 2022, we paid a total of $5.0 million, pursuant to the Tax Receivable Agreements. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units.
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
Contractual Obligations and Commitments
As of June 30, 2023, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $315.2 million. Refer to Note 13 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our first lien term loan, which bears a variable interest rate based on SOFR. As of June 30, 2023, the total principal balance outstanding was $597.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 - Financing Arrangements of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of June 30, 2023, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our first lien term loan since loan inception. As of June 30, 2023, all cash flow hedging relationships are designated as accounting hedges.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2023, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of Common Stock purchased by the Company during the periods indicated:

($ in millions, except average price per share)
Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
April 1 through April 30, 2023	1,447,121	$22.56	1,447,121	$43.0
May 1 through May 31, 2023	1,404,890	$21.41	1,400,000	$13.0
June 1 through June 30, 2023	6,166	$24.73	—	$13.0
Total	2,858,177		2,847,121
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Ali Dasdan, Chief Technology Officer of the Company, adopted a Rule 10b5-1 trading arrangement on June 15, 2023. The duration of the trading arrangement begins on September 14, 2023, and ends on June 15, 2024. The Rule 10b5-1 trading arrangement provides for the sale of a portion of the net shares acquired by Mr. Dasdan (net of shares withheld to cover the recipient’s tax liability in connection with vesting) resulting from the vesting of 475,797 restricted stock units granted on April 3, 2023, which vests as follows: (i) 16.5% on September 1, 2023, and (ii) the remainder in equal quarterly installments during the 30 months following September 1, 2023. The volume of sales will be determined, in part, based on pricing triggers outlined in the trading arrangement, with a maximum potential sale under the plan of up to 75% of the vested shares from such award during the term of the plan. Mr. Dasdan’s trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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
Date: July 31, 2023