Form 10-Q
period 2023-09-30
ZoomInfo Technologies Inc.
filed 2023-10-30
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

As of October 20, 2023, there were 389,782,390 shares of the registrant's common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

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
•global economic uncertainty, catastrophic events, including global pandemics such as the COVID-19 pandemic, continued hostilities between Russia and Ukraine, and Hamas’ attack against Israel, have and may disrupt our business and adversely impact our business and future results of operations and financial condition;
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$442.6	$418.0
Short-term investments	125.3	127.7
Accounts receivable, net	218.6	222.9
Prepaid expenses and other current assets	60.6	57.8
Income tax receivable	8.0	5.6
Total current assets	855.1	832.0

Restricted cash, non-current	9.9	6.1
Property and equipment, net	58.4	52.1
Operating lease right-of-use assets, net	79.2	63.0
Intangible assets, net	349.5	395.6
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,912.1	3,977.9
Deferred costs and other assets, net of current portion	114.0	117.0
Total assets	$7,070.9	$7,136.4

Liabilities and Permanent Equity
Current liabilities:
Accounts payable	$20.3	$35.6
Accrued expenses and other current liabilities	91.4	104.1
Unearned revenue, current portion	399.2	416.8
Income taxes payable	3.7	5.9
Current portion of tax receivable agreements liability	43.5	—
Current portion of operating lease liabilities	9.0	10.3
Current portion of long-term debt	6.0	—
Total current liabilities	573.1	572.7

Unearned revenue, net of current portion	3.9	3.1
Tax receivable agreements liability, net of current portion	2,921.4	2,978.7
Operating lease liabilities, net of current portion	88.3	67.9
Long-term debt, net of current portion	1,227.0	1,235.7
Deferred tax liabilities	2.1	1.0
Other long-term liabilities	4.7	5.5
Total liabilities	4,820.5	4,864.6

Commitments and Contingencies (Note 11)

Permanent Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized, 393,306,475 and 404,083,262 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3.9	4.0
Preferred stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	1,922.2	2,052.1
Accumulated other comprehensive income (loss)	35.5	39.7
Retained Earnings	288.8	176.0
Total equity	2,250.4	2,271.8

Total liabilities and permanent equity	$7,070.9	$7,136.4
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue	$313.8	$287.6	$923.1	$796.4
Cost of service:
Cost of service(1)	35.3	35.9	104.0	103.4
Amortization of acquired technology	9.5	12.3	29.5	35.8
Gross profit	269.0	239.4	789.6	657.2
Operating expenses:
Sales and marketing(1)	102.3	96.4	308.1	275.7
Research and development(1)	47.3	54.2	141.6	149.3
General and administrative(1)	45.8	31.2	124.5	88.2
Amortization of other acquired intangibles	5.4	5.6	16.5	16.5
Restructuring and transaction-related expenses	5.1	0.2	9.9	3.8
Total operating expenses	205.9	187.6	600.6	533.5
Income from operations	63.1	51.8	189.0	123.7
Interest expense, net	11.9	11.6	33.8	35.1
Loss on debt modification and extinguishment	—	—	2.2	—
Other income	(8.0)	(9.8)	(29.1)	(7.0)
Income before income taxes	59.2	50.0	182.1	95.6
Income tax expense	29.0	32.1	69.3	55.6
Net income	$30.2	$17.9	$112.8	$40.0
Net income per share of common stock:
Basic	$0.08	$0.04	$0.28	$0.10
Diluted	$0.08	$0.04	$0.28	$0.10
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of service	$4.3	$5.1	$11.8	$14.7
Sales and marketing	17.5	19.2	54.6	55.7
Research and development	11.7	17.0	34.0	47.9
General and administrative	9.4	6.8	26.5	19.3
Total equity-based compensation expense	$42.9	$48.1	$126.9	$137.6
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$30.2	$17.9	$112.8	$40.0
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on cash flow hedges	3.9	17.0	12.1	44.7
Realized (gain) loss on settlement of cash flow hedges	(6.3)	(2.3)	(17.9)	(0.9)
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.1	0.1	0.2	0.2
Other comprehensive income (loss) before tax	(2.3)	14.8	(5.6)	44.0
Tax effect	0.6	(3.9)	1.4	(11.7)
Other comprehensive income (loss), net of tax	(1.7)	10.9	(4.2)	32.3
Comprehensive income	$28.5	$28.8	$108.6	$72.3
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance, December 31, 2022	404,083,262	$4.0	$2,052.1	$176.0	$39.7	$2,271.8
Issuance of common stock upon vesting of RSUs	648,570	—	—	—	—	—
Shares withheld related to net share settlement and other	(163,965)	—	(4.1)	—	—	(4.1)
Exercise of stock options	11,236	—	0.2	—	—	0.2
Forfeitures / cancellations	(6,733)	—	—	—	—	—
Repurchase of common stock	(1,058,291)	—	(24.3)	—	—	(24.3)
Net income	—	—	—	44.5	—	44.5
Other comprehensive income	—	—	—	—	(6.5)	(6.5)
Equity-based compensation	—	—	37.7	—	—	37.7
Balance at March 31, 2023	403,514,079	$4.0	$2,061.6	$220.5	$33.2	$2,319.3
Issuance of common stock upon vesting of RSUs	668,323	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	181,931	—	4.6	—	—	4.6
Shares withheld related to net share settlement and other	(216,700)	—	(5.4)	—	—	(5.4)
Exercise of stock options	6,086	—	0.2	—	—	0.2
Forfeitures / cancellations	(4,035)	—	—	—	—	—
Repurchase of common stock	(2,847,121)	—	(62.7)	—	—	(62.7)
Net income	—	—	—	38.1	—	38.1
Other comprehensive income	—	—	—	—	4.0	4.0
Equity-based compensation	—	—	48.9	—	—	48.9
Balance at June 30, 2023	401,302,563	$4.0	$2,047.2	$258.6	$37.2	$2,347.0

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited)
	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance at June 30, 2023	401,302,563	4.0	2,047.2	258.6	37.2	2,347.0
Issuance of common stock upon vesting of RSUs	1,183,324	—	—	—	—	—
Shares withheld related to net share settlement and other	(380,329)	—	(7.5)	—	—	(7.5)
Exercise of stock options	1,126	—	—	—	—	—
Forfeitures / cancellations	(209)	—	—	—	—	—
Repurchase of common stock	(8,800,000)	(0.1)	(161.8)	—	—	(161.9)
Net income	—	—	—	30.2	—	30.2
Other comprehensive income	—	—	—	—	(1.7)	(1.7)
Equity-based compensation	—	—	44.3	—	—	44.3
Balance at September 30, 2023	393,306,475	$3.9	$1,922.2	$288.8	$35.5	$2,250.4

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance, December 31, 2021	403,315,989	$4.0	$1,871.6	$112.8	$9.5	$1,997.9
Issuance of Class A common stock upon vesting of RSUs	187,659	—	—	—	—	—
Shares withheld related to net share settlement and other	(80,067)	—	(4.4)	—	—	(4.4)
Exercise of stock options	14,790	—	0.3	—	—	0.3
Forfeitures / cancellations	(43,210)	—	—	—	—	—
Net income	—	—	—	6.2	—	6.2
Other comprehensive income	—	—	—	—	16.9	16.9
Equity-based compensation	—	—	42.5	—	—	42.5
Balance at March 31, 2022	403,395,161	$4.0	$1,910.0	$119.0	$26.4	$2,059.4
Issuance of Class A common stock upon vesting of RSUs	233,923	—	—	—	—	—
Shares withheld related to net share settlement and other	(75,351)	—	(3.2)	—	—	(3.2)
Exercise of stock options	13,714	—	0.3	—	—	0.3
Forfeitures / cancellations	(111,789)	—	—	—	—	—
Net income	—	—	—	15.9	—	15.9
Other comprehensive income	—	—	—	—	4.5	4.5
Equity-based compensation	—	—	47.0	—	—	47.0
Balance at June 30, 2022	403,455,658	$4.0	$1,954.1	$134.9	$30.9	$2,123.9

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (Deficit) (in millions, except share data; unaudited) (continued)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	Retained Earnings	AOCI	Total Equity
Balance at June 30, 2022	403,455,658	$4.0	$1,954.1	$134.9	$30.9	$2,123.9
Issuance of Class A common stock upon vesting of RSUs	399,979	—	—	—	—	—
Shares withheld related to net share settlement and other	(114,629)	—	(5.1)	—	—	(5.1)
Exercise of stock options	27,715	—	0.6	—	—	0.6
Forfeitures / cancellations	(111,395)	—	—	—	—	—
Registered offering costs	—	—	—	—	—	—
Net income	—	—	—	17.9	—	17.9
Other comprehensive income	—	—	—	—	10.9	10.9
Paid and accrued tax distributions	—	—	—	—	—	—
Equity-based compensation	—	—	48.1	—	—	48.1
Balance at September 30, 2022	403,657,328	$4.0	$1,997.7	$152.8	$41.8	$2,196.3
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$112.8	$40.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.5	65.2
Amortization of debt discounts and issuance costs	1.8	2.2
Amortization of deferred commissions costs	57.2	47.4
Asset impairments	5.2	—
Loss on debt modification and extinguishment	2.2	—
Equity-based compensation expense	126.9	137.6
Deferred income taxes	68.5	47.5
Tax receivable agreement remeasurement	(13.8)	(9.5)
Provision for bad debt expense	22.0	1.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(17.7)	22.6
Prepaid expenses and other current assets	(4.5)	(6.3)
Deferred costs and other assets, net of current portion	(53.0)	(55.5)
Income tax receivable	(2.4)	(1.2)
Accounts payable	(15.2)	6.1
Accrued expenses and other liabilities	(27.6)	(11.2)
Unearned revenue	(16.8)	10.2
Net cash provided by operating activities	306.1	296.9

Cash flows from investing activities:
Purchases of short-term investments	(145.0)	(40.7)
Maturities of short-term investments	151.5	26.6
Proceeds from sales of short-term investments	—	—
Purchases of property and equipment and other assets	(17.6)	(22.5)
Software development expenditures	—	—
Purchase of convertible note receivable	—	—
Cash paid for acquisitions, net of cash acquired	—	(143.7)
Net cash used in investing activities	(11.1)	(180.3)

Cash flows from financing activities:
Payments of deferred consideration	(0.4)	(1.1)
Proceeds from debt	—	—
Repayment of debt	(4.5)	—
Payments of debt issuance and modification costs	(2.7)	(0.4)
Proceeds from exercise of stock options	0.4	1.2
Taxes paid related to net share settlement of equity awards	(17.0)	(12.7)
Proceeds from issuance of common stock under the employee stock purchase plan	4.6	—
Repurchase outstanding equity / member units	—	—
Proceeds from equity offering, net of underwriting discounts	—	—
Payments of equity issuance costs	—	(0.3)
Tax receivable agreement payments	—	(5.0)
Repurchase of common stock	(247.0)	—
Tax distributions	—	—
Net cash used in financing activities	(266.6)	(18.3)

Net increase (decrease) in cash, cash equivalents, and restricted cash	28.4	98.3
Cash, cash equivalents, and restricted cash at beginning of period	424.1	314.1
Cash, cash equivalents, and restricted cash at end of period	$452.5	$412.4

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Nine Months Ended September 30,
	2023	2022
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$442.6	$406.3
Restricted cash, current	—	—
Restricted cash, non-current	9.9	6.1
Total cash, cash equivalents, and restricted cash	$452.5	$412.4

Supplemental disclosures of cash flow information
Interest paid in cash	$43.0	$44.0
Cash paid for taxes	$7.5	$8.7

Supplemental disclosures of non-cash investing and financing activities:
Deferred variable consideration from acquisition of a business	$—	$1.1
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$0.2	$0.8
Equity-based compensation included in capitalized software	$4.0	$—
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
The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2023 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of September 30, 2023, and results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2023 and 2022, or accounted for more than 10% of accounts receivable as of September 30, 2023 and December 31, 2022. Long-lived assets located outside of the United States were immaterial as of September 30, 2023 and December 31, 2022.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for expected credit losses, and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2023 and December 31, 2022, the allowance for expected credit losses was not significant to the accompanying consolidated financial statements.
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
Commissions payable at September 30, 2023 were $31.4 million, of which the current portion of $28.1 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $3.3 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2022 were $36.2 million, of which the current portion of $32.1 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $4.1 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $8.8 million and $24.7 million were recorded for the three and nine months ended September 30, 2023. Advertising expenses of $6.6 million and $21.7 million were recorded for the three and nine months ended September 30, 2022. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Indefinite-lived intangible assets consist primarily of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Brand portfolios are not amortized, rather potential impairment is considered on an annual basis in the fourth quarter, or more frequently upon the occurrence of a triggering event, when circumstances indicate that the book value of trademarks are greater than their fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three and nine month periods ended September 30, 2023 and 2022.
Impairment of Long-lived Assets
Long-lived assets, such as property and equipment and acquired intangible assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated future cash flows of the asset. During the three and nine month periods ended September 30, 2023, we recorded impairment charges of $4.6 million and $5.2 million, respectively, to reduce the carrying value of the right-of-use assets associated with certain of our office spaces. The estimated future cash flows associated with the right-of-use assets under ASC 842 were developed by incorporating current market data and forecasts provided by reputable external real estate brokers and data sources. These projections consider prevailing rental rates, anticipated lease renewals, expected vacancy periods, and other relevant market factors that contribute to the estimation of recoverable cash flows for the impaired office spaces we do not intend to occupy. No impairment charges were recorded for the three and nine month periods ended September 30, 2022.
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
Derivative Instruments and Hedging Activities
FASB Accounting Standards Codification (“ASC”) 815—Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, the Company records all derivatives as either assets or liabilities on our Consolidated Balance Sheets and measure them at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.
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
Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized on our Consolidated Statements of Operations as a component of Other income. Refer to Note 15 - Tax Receivable Agreements for further details on the TRA liability.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase up to $100.0 million of the Company’s Common Stock, and in July 2023, the Board approved an additional $500.0 million of share repurchase authorization (collectively, the “Share Repurchase Program”). Under the Share Repurchase Program, shares of Common Stock may be repurchased from time to time through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company, in its discretion, and depend on a variety of factors, including legal requirements, price and economic and market conditions.
During the three months ended September 30, 2023, the Company repurchased and subsequently retired 8,800,000 shares of Common Stock at an average price of $18.19, for an aggregate $160.1 million. During the nine months ended September 30, 2023, the Company repurchased and subsequently retired 12,705,412 shares of Common Stock at an average price of $19.44, for an aggregate $247.0 million. As of September 30, 2023, $353.0 million remained available and authorized for repurchases under the Share Repurchase Program.
Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Subscription	$309.8	$284.4	$912.8	$788.8
Usage-based	2.6	2.4	7.3	6.5
Other	1.4	0.8	3.0	1.1
Total revenue	$313.8	$287.6	$923.1	$796.4
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
Of the total revenue recognized in the three and nine months ended September 30, 2023, $59.1 million and $375.8 million were included in the unearned revenue balance as of December 31, 2022. Of the total revenue recognized in the three and nine months ended September 30, 2022, $60.9 million and $325.9 million were included in the unearned revenue balance as of December 31, 2021. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.

Note 3 - Revenue from Contracts with Customers (continued)
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 13% and 13% of our total revenues for the three months ended September 30, 2023 and 2022, respectively. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 13% and 12% of our total revenues for the nine months ended September 30, 2023 and 2022, respectively. Contracts denominated in currencies other than U.S. Dollar were not material for the three and nine months ended September 30, 2023 and 2022.
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
As of September 30, 2023 and December 31, 2022, the Company had contract assets of $5.2 million and $5.7 million, respectively, which are recorded as current assets within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the Company had unearned revenue of $403.1 million and $419.9 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of September 30, 2023	$795.2	$261.5	$1,056.7

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
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results.

Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of September 30, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$76.9	$—	$—	$76.9
Cash equivalents
Corporate debt securities	10.0	—	—	10.0
Money market mutual funds	355.7	—	—	355.7
Total cash equivalents	365.7	—	—	365.7
Total cash and cash equivalents	442.6	—	—	442.6
Short-term investments:
Corporate debt securities	74.9	—	—	74.9
Securities guaranteed by U.S. government	26.4	—	(0.1)	26.3
Other governmental securities	24.1	—	—	24.1
Total short-term investments	125.4	—	(0.1)	125.3
Total cash, cash equivalents, and short-term investments	$568.0	$—	$(0.1)	$567.9
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$235.6	$—	$—	$235.6
Cash equivalents
Corporate debt securities	159.9	—	(0.1)	159.8
Money market mutual funds	18.6	—	—	18.6
Securities guaranteed by U.S. government	4.0	—	—	4.0
Total cash equivalents	182.5	—	(0.1)	182.4
Total cash and cash equivalents	418.1	—	(0.1)	418.0
Short-term investments:
Corporate debt securities	91.8	—	(0.1)	91.7
Securities guaranteed by U.S. government	25.0	—	—	25.0
Other government securities	11.0	—	—	11.0
Total short-term investments	127.8	—	(0.1)	127.7
Total cash, cash equivalents, and short-term investments	$545.9	$—	$(0.2)	$545.7
Refer to Note 10 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at September 30, 2023 and December 31, 2022.

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$125.4	$125.3	$127.8	$127.7
Total	$125.4	$125.3	$127.8	$127.7
Note 6 - Property and Equipment
The Company’s fixed assets consist of the following (in millions):

	September 30,	December 31,
	2023	2022
Computer equipment	$14.0	$13.3
Furniture and fixtures	3.7	3.8
Leasehold improvements	10.7	9.9
Internal use developed software	77.4	63.1
Construction in progress	8.3	4.0
Property and equipment, gross	114.1	94.1
Less: accumulated depreciation	(55.7)	(42.0)
Property and equipment, net	$58.4	$52.1
Depreciation expense was $4.9 million and $4.8 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $14.5 million and $12.9 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets consisted of the following as of September 30, 2023:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(107.4)	$180.2	14.5
Acquired technology	330.8	(198.9)	131.9	6.3
Brand portfolio	11.5	(7.1)	4.4	7.9
Net intangible assets subject to amortization	$629.9	$(313.4)	$316.5

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Goodwill	$1,692.7	$—	$1,692.7
Amortization expense was $14.9 million and $17.9 million for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $46.0 million and $52.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 7 - Goodwill and Acquired Intangible Assets (continued)
Goodwill was $1,692.7 million as of September 30, 2023. There have been no changes to goodwill amounts since December 31, 2022.
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the nine months ended September 30, 2023 or September 30, 2022.
Note 8 - Financing Arrangements
As of September 30, 2023 and December 31, 2022, the carrying values of the Company’s borrowings were as follows (in millions):

				Carrying Value as of
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	September 30, 2023	December 31, 2022
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 2.85%	$591.7	$595.5
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	641.3	640.2
Total Carrying Value of Debt				$1,233.0	$1,235.7
Less current portion				(6.0)	—
Total Long Term Debt				$1,227.0	$1,235.7
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
First Lien Term Loan
In February 2023, we entered into an amendment to our existing First Lien Credit Agreement (the “Fifth Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which provided for an extension of the maturity date to February 28, 2030. The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. Pursuant to the Fifth Amendment, the applicable rate decreased for Base Rate loans from 2.00% to 1.75% and from 3.10% to 2.85% for SOFR based loans. The Company recognized an immaterial loss in connection with the repricing in the nine months ended September 30, 2023 within Loss on debt modification and extinguishment on the Consolidated Statements of Operations. Under the terms of the Fifth Amendment, the Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount each quarter.
The effective interest rate on the first lien debt was 8.30% and 7.38% as of September 30, 2023 and December 31, 2022, respectively.
First Lien Revolving Credit Facility
Pursuant to the Fifth Amendment, the Company also extended the maturity date of $213.0 million of our $250.0 million existing commitments of the first lien revolving credit facility to February 28, 2028. With respect to the $37.0 million commitments which were not extended, the maturity date is November 2, 2025. Debt issuance costs were incurred in connection with the repricing of the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets were immaterial as of September 30, 2023 and December 31, 2022.
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

Note 9 - Derivatives and Hedging Activities
Interest Rate Hedges
We are exposed to risks from changes in interest rates related to the first lien term loan (See Note 8 - Financing Arrangements). The Company uses derivative financial instruments, specifically, interest rate swap contracts, in order to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. The Company does not enter into derivative transactions for speculative or trading purposes.
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
As of September 30, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	$500.0	0.370%	January 30, 2026
The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets and reclassified to Interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $24.8 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swap.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.
Foreign Currency Hedges
We are exposed to changes in currency exchange rates, primarily relating to changes in the Israeli shekel. Consequently, from time to time, we may use foreign exchange forward contracts or other financial instruments to manage our exposure to foreign exchange rate movements. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in foreign exchange rates. We do not enter into derivative transactions for speculative or trading purposes.

Note 9 - Derivatives and Hedging Activities (continued)
In the third quarter of 2023, the Company engaged in foreign currency forward contract activities, settling a portion of our contracts with a cumulative notional amount of $12.4 million within the three months ended September 30, 2023. These transactions resulted in an immaterial loss. At September 30, 2023, our derivative financial instruments consisted of foreign currency forward contracts with a total notional value of $13.3 million with maturities extending to December 2023.
The derivative foreign currency forward contracts are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets and reclassified to revenue or operating expenses depending on the nature of the underlying transaction, when the underlying transaction has an impact on earnings. Impacts on Cash and cash equivalents are presented as operating cash flows on our Consolidated Statements of Cash Flows in the period contracts are settled. The Company does not expect to recognize a material gain or loss from our existing foreign currency forward contracts in the next 12 months.
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of September 30, 2023 and December 31, 2022 (in millions):

	Fair Value of Derivative Instruments
Instrument	September 30, 2023		December 31, 2022
	(Unaudited)
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest rate cap contract(1)	$1.1	$—	$1.2	$—
Interest rate cap contract(2)	—	—	0.3	—
Interest rate swap contracts(1)	24.0	—	21.5	—
Interest rate swap contracts(2)	24.0	—	30.3	—
Foreign currency forward contracts(3)	—	0.5	—
Total designated derivative fair value	$49.1	$0.5	$53.3	$—
________________
(1) Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2) Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.
(3) Included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from AOCI into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.
Note 10 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by U.S. government, and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes as of September 30, 2023 was $594.8 million and $537.9 million, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.

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

Note 10 - Fair Value (continued)
The fair value (in millions) of our financial assets and (liabilities) was determined using the following inputs:

Fair Value at September 30, 2023	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$10.0	$—
Money market mutual funds	$355.7	$—	$—
Short-term investments:
Corporate debt securities	$—	$74.9	$—
Securities guaranteed by U.S. government	$—	$26.3	$—
Other governmental securities	$—	$24.1	$—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$1.1	$—
Interest rate swap contracts	$—	$24.0	$—
Deferred costs and other assets, net of current portion:
Interest rate swap contracts	$—	$24.0	$—
Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$(0.5)	$—

Measured on a non-recurring basis:
Assets:
Impaired lease-related assets	$—	$—	$13.9

Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Corporate debt securities	$—	$159.8	$—
Money market mutual funds	$18.6	$—	$—
Securities guaranteed by U.S. government	$—	$4.0	$—
Short-term investments:
Corporate debt securities	$—	$91.7	$—
Securities guaranteed by U.S. government	$—	$25.0	$—
Other governmental securities	$—	$11.0	$—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$1.2	$—
Interest rate swap contracts	$—	$21.5	$—
Deferred costs and other assets, net of current portion
Interest rate cap contract	$—	$0.3	$—
Interest rate swap contracts	$—	$30.3	$—
There have been no transfers between fair value measurements levels during the nine months ended September 30, 2023.

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
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $5.3 million and $4.9 million at September 30, 2023 and December 31, 2022, respectively. This liability is included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
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
The following tables set forth the computation of basic and diluted net income per share of Class A common stock or Common Stock, as applicable, (in millions, except share and per share amounts):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Common Stock	Common Stock
Basic net income per share attributable to common stockholders
Numerator:
Net income	$30.2	$112.8
Denominator:
Weighted average number of shares of Common Stock outstanding	396,852,350	400,485,107
Basic net income per share attributable to common stockholders	$0.08	$0.28

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$30.2	$112.8
Denominator:
Number of shares used in basic computation	396,852,350	400,485,107
Add: weighted-average effect of dilutive securities exchangeable for Common Stock:
Restricted Stock Awards	251,397	345,694
Exercise of Common Stock Options	—	31,992
Employee Stock Purchase Plan	124,423	158,627
Weighted average shares of Common Stock outstanding used to calculate diluted net income per share	397,228,170	401,021,420
Diluted net income per share attributable to common stockholders	$0.08	$0.28

Note 12 - Earnings Per Share (continued)

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	Common Stock	Common Stock
Basic net income per share attributable to common stockholders
Numerator:
Allocation of net income attributable to ZoomInfo Technologies Inc.	$17.9	$40.0
Denominator:
Weighted average number of shares of Common Stock outstanding	401,961,947	401,093,021
Basic net income per share attributable to common stockholders	$0.04	$0.10

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$17.9	$40.0
Denominator:
Number of shares used in basic computation	401,961,947	401,093,021
Add: weighted-average effect of dilutive securities exchangeable for Common Stock:
Restricted Stock Awards	1,208,236	1,932,054
Exercise of Common Stock Options	178,332	207,917
Employee Stock Purchase Plan	122,794	44,189
Weighted average shares of Common Stock outstanding used to calculate diluted net income per share	403,471,309	403,277,181
Diluted net income per share attributable to common stockholders	$0.04	$0.10
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net income per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted Stock Units	12,762,335	9,415,559	13,359,864	7,471,569
Exercise of Common Stock Options	6,544	—	—	—
Total anti-dilutive securities	12,768,879	9,415,559	13,359,864	7,471,569
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

Note 13 - Leases (continued)
The Company subleases two offices. The subleases have remaining lease terms of less than eight years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income from operations on our Consolidated Statements of Operations, was immaterial for the three and nine months ended September 30, 2023 and 2022.
During the nine months ended September 30, 2023, previously executed leases for office space located in Ra’anana, Israel commenced. We recognized an impairment charge of $4.6 million to reduce the carrying value of the associated right-of-use assets. Other impairments recognized during the year were immaterial and relate to subleased and abandoned locations. These charges were recognized within Restructuring and transaction-related expenses on our Consolidated Statements of Operations.
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(in millions)	2023	2022
Assets
Operating lease right-of-use assets, net	$79.2	$63.0

Liabilities
Current portion of operating lease liabilities	$9.0	$10.3
Operating lease liabilities, net of current portion	$88.3	$67.9
Rent expense was $4.5 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively. Rent expense was $12.1 million and $9.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$2.4	$3.3	$9.5	$9.6
Cash received for tenant incentive reimbursement	$—	$5.0	$—	$5.0

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$16.0	$7.6	$25.8	$11.3

	As of
	September 30, 2023	December 31, 2022
Weighted average remaining lease term (in years)	10.9	11.7
Weighted average discount rate	6.2%	5.4%

Note 13 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of September 30, 2023 (in millions):

Year Ending December 31,	Operating Leases
2023 (excluding nine months ended September 30, 2023)	$3.0
2024	16.9
2025	17.9
2026	17.0
2027	15.3
Thereafter	81.1
Total future minimum lease payments	151.2
Less effects of discounting	53.9
Total lease liabilities	$97.3

Reported as of September 30, 2023
Current portion of operating lease liabilities	$9.0
Operating lease liabilities, net of current portion	88.3
Total lease liabilities	$97.3
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced.
Expense associated with short term leases and variable lease costs were immaterial for the three and nine months ended September 30, 2023 and 2022. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $293.6 million, which are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
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
Restricted Stock Units
Restricted Stock Unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	10,377,568	$45.81	4,853,795
Granted	6,502,057	$23.79	6,516,786
Granted - performance-based	509,824	$24.71	147,445
Vested	(2,484,984)	$44.67	(821,561)
Forfeited	(2,142,130)	$43.55	(1,280,906)
Unvested at end of period	12,762,335	$34.35	9,415,559
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

Note 14 - Equity-based Compensation (continued)
Restricted Stock activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock
Unvested at beginning of period	858,560	$22.30	3,525,373
Vested	(439,168)	$14.05	(2,005,106)
Forfeited	(10,977)	$8.71	(266,394)
Unvested at end of period	408,415	$31.54	1,253,873
Common Stock Options
Options activity was as follows during the period indicated:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	323,002	$21.00	417,085
Exercised	(18,448)	$21.00	(56,219)
Expired	(16,722)	$21.00	(7,935)
Forfeited	(4,286)	$21.00	(20,485)
Outstanding at end of period	283,546	$21.00	332,446
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of September 30, 2023:

September 30, 2023
Aggregate intrinsic value (in millions)(1)
Unit Options outstanding	$—
Unit Options exercisable	$—
Weighted average remaining contractual term (in years)
Unit Options outstanding	6.6 years
Unit Options exercisable	6.6 years
________________
(1)The aggregate intrinsic value of options outstanding and exercisable is $0, as all options are out of the money.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Volatility	—%	—%	50.4%	71.9%
Expected term (years)	0	0	0.5	0.5
Risk-free rate	—%	—%	5.4%	2.2%
Expected dividends	—%	—%	—%	—%
Weighted-average fair value per unit	$—	$—	$6.72	$9.56
The Company withheld $1.5 million and $5.9 million worth of ESPP contributions for the three and nine months ended September 30, 2023, respectively, on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. The Company withheld $2.3 million and $2.9 million worth of ESPP contributions for the three and nine months ended September 30, 2022, respectively, on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. The Company purchased 0 and 181,931 shares of Common Stock under the ESPP for the three and nine months ended September 30, 2023, respectively. No shares of Common Stock were purchased under the ESPP for the three and nine months ended September 30, 2022. The Company recognized $0.7 million and $2.7 million of equity-based compensation expense related to the ESPP for the three and nine months ended September 30, 2023, respectively. The Company recognized $0.8 million and $0.9 million of equity-based compensation expense related to the ESPP for the three and nine months ended September 30, 2022, respectively.

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
HSKB has also allocated $31.3 million to be paid in cash over three years from 2019 to 2021 if the holder of an HSKB Grant remains employed by the Company as of the payment date. This pool was further expanded in March 31, 2020, when HSKB allocated an additional $5.3 million to be paid out over three years, starting with March 31, 2020, to holders of HSKB Grants who received grants after the March 2018 Carlyle Investment, subject to the holder’s continued employment by the Company. During the nine months ended September 30, 2023, HSKB paid $0.9 million from allocated funds.
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
Unamortized Equity-based Compensation
As of September 30, 2023, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, period in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$315.6	2.4
Restricted Stock	2.8	0.7
HSKB Phantom Units	10.7	2.4
Employee Stock Purchase Plan	0.4	0.2
Total unamortized equity-based compensation cost	$329.5	2.4

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
As of September 30, 2023 and December 31, 2022, the Company had a liability of $2,964.9 million and $2,978.7 million respectively, related to its projected obligations under the Tax Receivable Agreements. This liability, or a portion thereof, becomes payable once the tax attributes under the Tax Receivable Agreements reduce the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the nine months ended September 30, 2023, no payment was made pursuant to the Tax Receivable Agreement. During the nine months ended September 30, 2022, we paid a total of $5.0 million, pursuant to the Tax Receivable Agreements. During the nine months ended September 30, 2023, we recognized a TRA measurement gain of $13.8 million, principally due to updates to tax attributes as well as movements in our blended state tax rate resulting from legislation enacted in the first three quarters of 2023 and changes in the apportionment of payroll, property and sales in the states in which we operate, within Other income on our Consolidated Statements of Operations. During the nine months ended September 30, 2022, we recognized a TRA measurement gain of $9.5 million due to legislation passed in 2022 that impacted our blended state tax rate, as well as updates to tax attributes, within Other income on our Consolidated Statements of Operations.

Note 16 - Income Taxes
The Company’s provision for income taxes for the three and nine months ended September 30, 2023 and September 30, 2022 was based on our projected annual effective tax rate for fiscal year 2023 and 2022, adjusted for specific items that are required to be recognized in the period in which they occur.
The effective tax rate, inclusive of items specific to the period, for the nine months ended September 30, 2023 and 2022 was 38.1% and 58.1% respectively. The Company recorded income tax expense of $29.0 million and $32.1 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded income tax expense of $69.3 million and $55.6 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company’s projected 2023 annual effective tax rate differed from the U.S federal statutory rate of 21.0% due to U.S. state taxes, foreign taxes, accrued costs of repatriating foreign earnings and non-deductible equity compensation expense, offset by research and development credits. Further, the Company’s annual effective tax rate included period specific costs associated with global intangible low-taxed income implications of a favorable tax ruling issued by the Israeli tax authorities, prior year research and development credits, shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial accounts, and the impact of various state law changes.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”) of 2022, which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases, and several tax incentives to promote clean energy. We evaluated the provisions of the IRA and do not expect any material impact to our 2023 income tax provision.
The gross liabilities for unrecognized tax benefits, which is reflected as a reduction of deferred tax assets, were $12.3 million and $0 million as of September 30, 2023 and September 30, 2022, respectively. No interest or penalties are accrued with respect to the unrecognized tax benefits. If the unrecognized tax benefits as of September 30, 2023 were recognized, the entire balance would impact the effective tax rate. It is not anticipated any of the unrecognized tax benefit will be recognized within the next twelve months.
Note 17 - Subsequent Events
Share Repurchase Program
Subsequent to September 30, 2023 and up through October, 27, 2023, the Company repurchased and subsequently retired approximately 5.6 million shares of the Company’s Common Stock in the open market at a cost of approximately $93.3 million, for an average price of $16.67 per share, under the Share Repurchase Program described further in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements.

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

Share Repurchase Program
In March 2023, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Common Stock, and in July 2023, the Board approved an additional $500.0 million of share repurchase authorization (collectively, the “Share Repurchase Program”). Under the Share Repurchase Program, shares of Common Stock may be repurchased from time to time through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company at its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
During the three months ended September 30, 2023, the Company repurchased and subsequently retired 8,800,000 shares of Common Stock at an average price of $18.19, for an aggregate $160.1 million. During the nine months ended September 30, 2023, the Company repurchased and subsequently retired 12,705,412 shares of Common Stock at an average price of $19.44, for an aggregate $247.0 million. As of September 30, 2023, $353.0 million remained available and authorized for repurchases under the Share Repurchase Program.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform in the United States and around the world. The majority of revenue growth when comparing the three months ended September 30, 2023 to the three months ended September 30, 2022 was the result of new customers added over the last 12 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory networks. We plan to continue to invest in our efficient go-to-market effort to acquire new customers.
Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business, and we believe there is a significant opportunity to add additional users, data integration, and additional functionality within our existing customers. We monitor net revenue retention to measure the expanding value that we provide to our customers and the corresponding revenue growth. Net revenue retention is an annual metric that we calculate based on customers of ZoomInfo at the beginning of the year, and is calculated as: (a) the total ACV for those customers at the end of the year, divided by (b) the total ACV for those customers at the beginning of the year. Our net annual retention rate was 104% for the year ended December 31, 2022. In the near term, we expect our net retention rate to be adversely impacted by macroeconomic conditions. See section “Recent Developments - Impact of Macroeconomic Conditions”. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of September 30, 2023, we had 1,869 customers with over $100,000 in ACV.

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

The following table presents a reconciliation of Net income to Adjusted Net Income and Income from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net income	$30.2	$17.9	$112.8	$40.0
Add: Expense from income taxes	29.0	32.1	69.3	55.6
Add: Interest expense, net	11.9	11.6	33.8	35.1
Add: Loss on debt modification and extinguishment	—	—	2.2	—
Add (less): Other expense (income), net(a)	(8.0)	(9.8)	(29.1)	(7.0)
Income from operations	63.1	51.8	189.0	123.7
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.1	0.2	0.2	2.0
Add: Amortization of acquired technology	9.5	12.3	29.5	35.8
Add: Amortization of other acquired intangibles	5.4	5.6	16.5	16.5
Add: Equity-based compensation	42.9	48.1	126.9	137.6
Add: Restructuring and transaction-related expenses(c)	5.1	0.2	9.9	3.8
Add: Integration costs and acquisition-related expenses(d)	—	0.1	—	1.6
Adjusted Operating Income	126.2	118.4	372.1	320.9
Less: Interest expense, net	(11.9)	(11.6)	(33.8)	(35.1)
Less (add): Other expense (income), net, excluding TRA liability remeasurement (benefit) expense	5.4	(0.6)	15.2	(2.4)
Less: Expense from income taxes	(29.0)	(32.1)	(69.3)	(55.6)
Add: Tax impacts of adjustments to net income	14.4	22.7	26.8	27.0
Adjusted Net Income	$105.0	$96.8	$311.0	$254.7

Shares for Adjusted Net Income Per Share(e)	411	411	414	410
Adjusted Net Income Per Share	$0.26	$0.24	$0.75	$0.62
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. For the three and nine months ended September 30, 2022, this expense related primarily to transition and retention payments related to 2021 and 2022 acquisitions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Cost of service	$—	$—	$—	$0.2
Sales and marketing	—	—	—	0.5
Research and development	—	0.1	—	0.5
General and administrative	—	—	—	0.3
Total integration costs and acquisition-related compensation	$—	$0.1	$—	$1.6
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Income from operations	$63.1	$51.8	$189.0	$123.7
Adjusted Operating Income	$126.2	$118.4	$372.1	$320.9

Revenue	$313.8	$287.6	$923.1	$796.4
Impact of fair value adjustments to acquired unearned revenue	0.1	0.2	0.2	2.0
Revenue for adjusted operating margin calculation	$313.9	$287.8	$923.4	$798.4
Operating Income Margin	20%	18%	20%	16%
Adjusted Operating Income Margin	40%	41%	40%	40%
Adjusted Operating Income for the three months ended September 30, 2023 was $126.2 million and represented an Adjusted Operating Income Margin of 40%. Adjusted Operating Income for the three months ended September 30, 2022 was $118.4 million and represented an Adjusted Operating Income Margin of 41%. The increase of $7.8 million, or 7%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin decreased to 40% in the three months ended September 30, 2023 from 41% in the three months ended September 30, 2022 due to increased general and administrative expenses due to higher bad debt accruals.
Adjusted Operating Income for the nine months ended September 30, 2023 was $372.1 million and represented an Adjusted Operating Income Margin of 40%. Adjusted Operating Income for the nine months ended September 30, 2022 was $320.9 million and represented an Adjusted Operating Income Margin of 40%. The increase of $51.2 million, or 16%, was driven primarily from the growth in revenue driven by additional customers and increasing revenue from existing customers. Adjusted Operating Income Margin stayed consistent at 40% in the nine months ended September 30, 2023 as increased general and administrative expenses due to higher bad debt accruals were offset by efficiencies within cost of service and research and development.

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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Net income	$30.2	$17.9	$112.8	$40.0
Add: Expense from income taxes	29.0	32.1	69.3	55.6
Add: Interest expense, net	11.9	11.6	33.8	35.1
Add: Loss on debt modification and extinguishment	—	—	2.2	—
Add: Depreciation	4.9	4.8	14.5	12.9
Add: Amortization of acquired technology	9.5	12.3	29.5	35.8
Add: Amortization of other acquired intangibles	5.4	5.6	16.5	16.5
EBITDA	$90.9	$84.3	$278.6	$195.9
Add (less): Other expense (income), net(a)	(8.0)	(9.8)	(29.1)	(7.0)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.1	0.2	0.2	2.0
Add: Equity-based compensation expense	42.9	48.1	126.9	137.6
Add: Restructuring and transaction related expenses(c)	5.1	0.2	9.9	3.8
Add: Integration costs and acquisition-related expenses(d)	—	0.1	—	1.6
Adjusted EBITDA	$131.1	$123.2	$386.6	$333.7
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three and nine months ended September 30, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. For the three and nine months ended September 30, 2022, this expense related primarily to transition and retention payments related to 2021 and 2022 acquisitions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Cost of service	$—	$—	$—	$0.2
Sales and marketing	—	—	—	0.5
Research and development	—	0.1	—	0.5
General and administrative	—	—	—	0.3
Total integration costs and acquisition-related compensation	$—	$0.1	$—	$1.6
Adjusted EBITDA for the three months ended September 30, 2023 was $131.1 million, an increase of $7.9 million, or 6%, relative to the three months ended September 30, 2022. This increase was driven primarily from the growth in revenue and additional customers in 2023 and 2022.
Adjusted EBITDA for the nine months ended September 30, 2023 was $386.6 million, an increase of $52.9 million, or 16%, relative to the nine months ended September 30, 2022. This increase was driven primarily from the growth in revenue and additional customers in 2023 and 2022.
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
We anticipate that restructuring and transaction expenses, including potential impairments, will be influenced by future acquisition activity, strategic restructuring activities, and the commencement of new leases. Specifically, as new leases commence, we may face increased impairment expenses for spaces that we do not intend to occupy and/or that we plan to sublease, which could cause these costs to vary, potentially significantly, from our historic levels.
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
Other (Income) Expense, Net
Other income consists primarily of the revaluation of tax receivable agreement liabilities, investment income, and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.
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
Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Revenue	$313.8	$287.6	$923.1	$796.4

Cost of service:
Cost of service(1)	35.3	35.9	104.0	103.4
Amortization of acquired technology	9.5	12.3	29.5	35.8
Gross profit	269.0	239.4	789.6	657.2

Operating expenses:
Sales and marketing(1)	102.3	96.4	308.1	275.7
Research and development(1)	47.3	54.2	141.6	149.3
General and administrative(1)	45.8	31.2	124.5	88.2
Amortization of other acquired intangibles	5.4	5.6	16.5	16.5
Restructuring and transaction-related expenses	5.1	0.2	9.9	3.8
Total operating expenses	205.9	187.6	600.6	533.5
Income from operations	63.1	51.8	189.0	123.7

Interest expense, net	11.9	11.6	33.8	35.1
Loss on debt modification and extinguishment	—	—	2.2	—
Other income	(8.0)	(9.8)	(29.1)	(7.0)
Income before income taxes	59.2	50.0	182.1	95.6
Income tax expense	29.0	32.1	69.3	55.6
Net income	$30.2	$17.9	$112.8	$40.0
__________________
(1)Includes equity-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2023	2022	2023	2022
Cost of service	$4.3	$5.1	$11.8	$14.7
Sales and marketing	17.5	19.2	54.6	55.7
Research and development	11.7	17.0	34.0	47.9
General and administrative	9.4	6.8	26.5	19.3
Total equity-based compensation expense	$42.9	$48.1	$126.9	$137.6

Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022
Revenue. Revenue was $313.8 million for the three months ended September 30, 2023, an increase of $26.2 million, or 9%, as compared to $287.6 million for the three months ended September 30, 2022. This increase was primarily due to the addition of new customers over the past 12 months partially offset by cancellations among existing customers.
Cost of Service. Cost of service was $44.8 million for the three months ended September 30, 2023, a decrease of $3.4 million, or 7%, as compared to $48.2 million for the three months ended September 30, 2022. The decrease was primarily due to completion of amortization expense related to intangible assets from 2019 acquisition, and reduced equity-based compensation.
Operating Expenses. Operating expenses were $205.9 million for the three months ended September 30, 2023, an increase of $18.3 million, or 10%, as compared to $187.6 million for the three months ended September 30, 2022. Excluding equity-based compensation expenses, operating expenses were $167.3 million for the three months ended September 30, 2023, an increase of $22.7 million, or 16%, as compared to $144.6 million for the three months ended September 30, 2022. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $7.6 million, or 10%, to $84.8 million for the three months ended September 30, 2023, due primarily to additional salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•a decrease in research and development expense (excluding equity-based compensation) of $1.6 million, or 4%, to $35.6 million for the three months ended September 30, 2023, due primarily to a reduction in salaries and benefits expenses;
•an increase in general and administrative expense (excluding equity-based compensation) of $12.0 million, or 49%, to $36.4 million for the three months ended September 30, 2023, due primarily to increased accruals for bad debt;
•a decrease in amortization of acquired intangibles expense of $0.2 million, or 4%, to $5.4 million for the three months ended September 30, 2023; and
•restructuring and transaction-related expense of $5.1 million for the three months ended September 30, 2023. This represented an increase of $4.9 million, or 2450%, as compared to expense of $0.2 million for the three months ended September 30, 2022, which were primarily comprised of costs incurred related to the Ra’anana lease impairment.
Equity-based Compensation Expense. Equity-based compensation expense was $42.9 million for the three months ended September 30, 2023, a decrease of $5.2 million, or 11%, as compared to $48.1 million for the three months ended September 30, 2022, primarily due to slower headcount growth and higher forfeitures of unvested awards.
Other (income) expense, net. Other income was $8.0 million for the three months ended September 30, 2023, which primarily consists of $6.7 million of investment income and $2.6 million of TRA remeasurement gain, offset by $1.3 million of loss on foreign currency transactions, as compared to other expense of $9.8 million for the three months ended September 30, 2022, which primarily consists of $10.3 million of TRA remeasurement gain and $0.7 million of investment income, offset by $1.2 million of loss on foreign currency transactions.
Interest Expense, Net. Interest expense, net was $11.9 million for the three months ended September 30, 2023, an increase of $0.3 million, or 3%, as compared to $11.6 million for the three months ended September 30, 2022. The increase was primarily due to fluctuations in derivative instruments, partially offset by increases in deposit rates that drove incremental interest income.

Income Tax Expense. Expense from income taxes for the three months ended September 30, 2023 was $29.0 million, representing an effective tax rate of 49.0%, as compared to expense from income taxes of $32.1 million for the three months ended September 30, 2022, representing an effective tax rate of 64.2%. The decrease in the effective tax rate was primarily due to a reduction in non-deductible equity-based compensation in 2023 compared to 2022. The current quarter's effective tax rate differed from the U.S. federal statutory rate due to U.S. state taxes, foreign taxes, accrued costs of repatriating foreign earnings and non-deductible equity compensation expense, offset by research and development credits.
Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022
Revenue. Revenue was $923.1 million for the nine months ended September 30, 2023, an increase of $126.7 million, or 16%, as compared to $796.4 million for the nine months ended September 30, 2022. This increase was primarily due to the addition of new customers over the past 12 months partially offset by cancellations among existing customers.
Cost of Service. Cost of service was $133.5 million for the nine months ended September 30, 2023, a decrease of $5.7 million, or 4%, as compared to $139.2 million for the nine months ended September 30, 2022. The decrease was primarily due to completion of amortization expense related to intangible assets from 2019 acquisition and reduced equity-based compensation, offset by additional depreciation from internal use developed software.
Operating Expenses. Operating expenses were $600.6 million for the nine months ended September 30, 2023, an increase of $67.1 million, or 13%, as compared to $533.5 million for the nine months ended September 30, 2022. Excluding equity-based compensation expenses, operating expenses were $485.5 million for the nine months ended September 30, 2023, an increase of $74.9 million, or 18%, as compared to $410.6 million for the nine months ended September 30, 2022. The increase excluding equity-based compensation was primarily due to:
•an increase in sales and marketing expense (excluding equity-based compensation) of $33.5 million, or 15%, to $253.5 million for the nine months ended September 30, 2023, due primarily to additional salaries and benefits expenses added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers;
•an increase in research and development expense (excluding equity-based compensation) of $6.2 million, or 6%, to $107.6 million for the nine months ended September 30, 2023, due primarily to additional salaries and benefits expenses added to support continued innovation of our services and acquired products;
•an increase in general and administrative expense (excluding equity-based compensation) of $29.1 million, or 42%, to $98.0 million for the nine months ended September 30, 2023, due primarily to increased accruals for bad debt;
•restructuring and transaction-related expense of $9.9 million for the nine months ended September 30, 2023. This represented an increase of $6.1 million, or 161%, as compared to expense of $3.8 million for the nine months ended September 30, 2022, which were primarily comprised of costs incurred related to a June 2023 reduction in force and the Ra’anana and other lease impairments, offset by the reduction of costs related to acquisitions.
Equity-based Compensation Expense. Equity-based compensation expense was $126.9 million for the nine months ended September 30, 2023, a decrease of $10.7 million, or 8%, as compared to $137.6 million for the nine months ended September 30, 2022, primarily due to slower headcount growth and higher forfeitures of unvested awards.
Other (income) expense, net. Other income was $29.1 million for the nine months ended September 30, 2023, which primarily consists of $13.8 million of TRA remeasurement gain and $17.2 million of investment income, offset by $1.9 million of loss on foreign currency transactions, as compared to other expense of $7.0 million for the nine months ended September 30, 2022, which primarily consists of $9.5 million of TRA remeasurement gain and $1.0 million of investment income, offset by $3.5 million on loss on foreign currency transactions.

Interest Expense, Net. Interest expense, net was $33.8 million for the nine months ended September 30, 2023, a decrease of $1.3 million, or 4%, as compared to $35.1 million for the nine months ended September 30, 2022. The decrease was primarily due to increases in deposit rates that drove incremental interest income.
Income Tax Expense. Expense from income taxes for the nine months ended September 30, 2023 was $69.3 million, representing an effective tax rate of 38.1%, as compared to expense from income taxes of $55.6 million for the nine months ended September 30, 2022, representing an effective tax rate of 58.1%. The decrease in the effective tax rate was primarily due to a reduction in non-deductible equity-based compensation in 2023 compared to 2022. The current quarter's effective tax rate differed from the U.S. federal statutory rate due to U.S. state taxes, foreign taxes, accrued costs of repatriating foreign earnings and non-deductible equity compensation expense, offset by research and development credits. On October 4, 2023, Massachusetts enacted legislation requiring corporations to apportion net income to the state by use of the sales factor only for its income tax liability. This may have a significant impact to the Company’s deferred tax assets, tax rate, and tax receivable agreement liability; however, our tax provision and tax receivable agreement liability exclude this development and are presented based solely on laws enacted as of September 30, 2023. Further, the value of the Company’s deferred tax assets and its tax receivable agreement liability, which considers a projected state tax profile, may be materially impacted as the Company periodically re-forecasts its distribution of payroll, property and sales, and consider new information which could affect the method of apportioning income.
Liquidity and Capital Resources
As of September 30, 2023, we had $442.6 million of cash and cash equivalents, $125.3 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2023, we had unearned revenue of $403.1 million, of which $399.2 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
($ in millions)	2023	2022
Net cash provided by operating activities	$306.1	$296.9
Net cash used in investing activities	(11.1)	(180.3)
Net cash used in financing activities	(266.6)	(18.3)
Net increase in cash and cash equivalents and restricted cash	$28.4	$98.3
Cash Flows from (used in) Operating Activities
Net cash provided by operations was $306.1 million for the nine months ended September 30, 2023 as a result of net income of $112.8 million, adjusted by non-cash charges of $330.5 million and the change in our operating assets net of operating liabilities of $137.2 million. The non-cash charges are primarily comprised of equity-based compensation of $126.9 million, a decrease in deferred tax assets net of deferred tax liabilities of $68.5 million, depreciation and amortization of $60.5 million, amortization of deferred commission costs of $57.2 million, and provision for bad debt expense of $22.0 million, partially offset by tax receivable agreement remeasurement of $13.8 million. The change in operating assets net of operating liabilities was primarily the result of an increase in deferred costs and other assets of $53.0 million, a decrease in accrued expenses and other liabilities of $27.6 million, a decrease in accounts receivable of $17.7 million, a decrease in unearned revenue of $16.8 million, and a decrease in accounts payable of $15.2 million.
Net cash provided by operations was $296.9 million for the nine months ended September 30, 2022 as a result of net income of $40.0 million, adjusted by non-cash charges of $292.2 million and the change in our operating assets net of operating liabilities of $35.3 million. The non-cash charges are primarily comprised of equity-based compensation of $137.6 million, depreciation and amortization of $65.2 million, amortization of deferred commission costs of $47.4 million, and a decrease in deferred tax assets net of deferred tax liabilities of $47.5 million. The change in operating assets net of operating liabilities was primarily the result of an increase in deferred costs and other assets of $55.5 million, and a decrease in accrued expenses and other liabilities of $11.2 million, partially offset by a decrease in accounts receivable of $22.6 million and an increase in unearned revenue of $10.2 million.

We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the nine months ended September 30, 2023, and 2022, we incurred the following cash expenditures:

	Nine Months Ended September 30,
($ in millions)	2023	2022
Cash interest expense	$43.0	$44.0
Restructuring and transaction-related expenses paid in cash(a)	$5.5	$12.6
Integration costs and acquisition-related compensation paid in cash(b)	$0.5	$3.0
$43.0
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the nine months ended September 30, 2023, these payments related primarily to a June 2023 reduction in force, legal costs paid related to 2021 and 2022 acquisitions, and Waltham sublease costs. For the nine months ended September 30, 2022, these payments related primarily to transaction costs related to 2021 acquisitions and tax payments related to entity conversions.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the nine months ended September 30, 2023, these payments related to retention compensation from the Insent acquisition. For the nine months ended September 30, 2022, these payments related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects.

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
Cash Flows from (used in) Investing Activities
Cash used in investing activities for the nine months ended September 30, 2023 was $11.1 million, consisting of purchases of short-term investments of $145.0 million, purchases of property and equipment and other assets of $17.6 million, partially offset by maturities of short-term investments of $151.5 million.
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
Cash Flows from (used in) Financing Activities
Cash used in financing activities for the nine months ended September 30, 2023 was $266.6 million, primarily comprised of payments relating to the repurchase of common stock of $247.0 million, payments of taxes related to net share settlement of equity awards of $17.0 million, repayment of debt of $4.5 million, payments of debt issuance and modification costs of $2.7 million, and payments of deferred consideration of $0.4 million, partially offset by proceeds from issuance of common stock under the employee stock purchase plan of $4.6 million, and proceeds from exercise of stock options of $0.4 million.

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
Debt Obligations
As of September 30, 2023, the Company has a remaining balance of $595.5 million with respect to its first lien term loans. The Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount each quarter, with the remaining balance due at the contractual maturity date of February 28, 2030. As of September 30, 2023, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 1.75% for Base Rate loans or 2.75% for SOFR loans, plus a credit spread adjustment of 0.1%, depending on the Company’s leverage. The first lien revolving credit facility, which had no amount outstanding as of September 30, 2023, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans or 2.10% to 2.35% for SOFR loans, depending on the Company’s leverage. The effective interest rate on the first lien debt was 8.30% and 7.38% as of September 30, 2023 and December 31, 2022, respectively.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended September 30, 2023 was $518.2 million. Our total net leverage ratio to Adjusted EBITDA as of September 30, 2023 was 1.3x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,245.5
Less: Cash and cash equivalents, restricted cash, and short-term investments	577.8
Net Debt	$667.7
Trailing Twelve Months (TTM) Adjusted EBITDA	$518.2
Total net leverage ratio to Adjusted EBITDA	1.3x

Our consolidated first lien net leverage ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended September 30, 2023 was $542.0 million. Our consolidated first lien net leverage ratio as of September 30, 2023 was 0.1x.

($ in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$595.5
Less: Cash and cash equivalents, and short-term investments	567.9
Net Debt	$27.6
Trailing Twelve Months (TTM) Cash EBITDA	$542.0
Consolidated first lien net leverage ratio	0.1x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended September 30, 2023 was $542.0 million. Our total net leverage ratio to Cash EBITDA as of September 30, 2023 was 1.2x.

($ in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,245.5
Less: Cash and cash equivalents, restricted cash, and short-term investments	577.8
Net Debt	$667.7
Trailing Twelve Months (TTM) Cash EBITDA	$542.0
Total net leverage ratio to Cash EBITDA	1.2x

Trailing Twelve Months as of
(in millions)	September 30, 2023
Net income	$136.0
Add: Expense from income taxes	145.2
Add: Interest expense, net	46.2
Add: Loss on debt modification and extinguishment	2.2
Add: Depreciation	19.2
Add: Amortization of acquired technology	41.9
Add: Amortization of other acquired intangibles	22.1
EBITDA	$412.8
Add (less): Other expense (income), net(a)	(88.5)
Add: Impact of fair value adjustments to acquired unearned revenue(b)	0.3
Add: Equity-based compensation expense	181.6
Add: Restructuring and transaction related expenses(c)	10.2
Add: Integration costs and acquisition-related expenses(d)	1.8
Adjusted EBITDA	$518.2
Add: Unearned revenue adjustment	21.5
Add (less): Cash rent adjustment	(0.4)
Add (less): Other lender adjustments	2.7
Cash EBITDA	$542.0
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended September 30, 2023, this expense related primarily to cost associated with a June 2023 reduction in force, impairment charges related to the Ra’anana office and other offices, and the 2021 and 2022 acquisitions.
(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the trailing twelve months ended September 30, 2023, this expense related primarily to transition and retention payments pursuant to the 2021 and 2022 acquisitions. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

Trailing Twelve Months as of
(in millions)	September 30, 2023
Cost of service	$—
Sales and marketing	—
Research and development	1.8
General and administrative	—
Total integration costs and acquisition-related compensation	$1.8

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
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Common Stock and our expected utilization of certain tax attributes, the payments that ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. As of September 30, 2023, the Company had a liability of $2,964.9 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units. During the nine months ended September 30, 2023, no payment was made pursuant to the Tax Receivable Agreements. During the nine months ended September 30, 2022, we paid a total of $5.0 million, pursuant to the Tax Receivable Agreements. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units.
Share Repurchase Program
In March 2023, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Common Stock, and in July 2023, the Board approved an additional $500.0 million of share repurchase authorization (collectively, the “Share Repurchase Program”). Under the Share Repurchase Program, shares of Common Stock may be repurchased from time to time through open market transactions in compliance with applicable securities laws. The timing, manner, price and amount of any repurchases, as well as the capital resources to fund the repurchases, are determined by the Company at its discretion and depend on a variety of factors, including legal requirements, price and economic and market conditions.
Contractual Obligations and Commitments
As of September 30, 2023, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $293.6 million. Refer to Note 13 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our first lien term loan, which bears a variable interest rate based on SOFR. As of September 30, 2023, the total principal balance outstanding was $595.5 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 - Financing Arrangements of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of September 30, 2023, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our first lien term loan since loan inception. As of September 30, 2023, all cash flow hedging relationships are designated as accounting hedges.
Foreign Currency Exchange Rate Risk
To date, our sales contracts have primarily been denominated in U.S. dollars. We have foreign entities established in Israel, Canada, United Kingdom, India, and Australia. The functional currency of these foreign subsidiaries is the U.S. dollar. A stronger U.S. dollar could make our solution more expensive outside the United States and therefore reduce demand, while a weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of currency fluctuations.
To manage the foreign currency exchange rate risk and to reduce the volatility associated with the fluctuation of foreign currencies, we initiated an foreign currency hedging program this quarter. This program aims to mitigate potential adverse effects on our financial results from significant currency movements. As of September 30, 2023, our derivative financial instruments consisted of foreign currency forward contracts relating to our exposure to the Israeli shekel with a total notional value of $13.3 million with maturities extending to December 2023.
Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to non-operating income (loss). Although the impact of currency fluctuations on our financial results has been immaterial in the past and we believe that for the reasons cited above, currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations or our hedging activities will not be material in the future.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
We transitioned to a new accounting and financial reporting system, which replaced our existing accounting and financial reporting system. The go-live for this new system occurred the third quarter of 2023. Management evaluated the process changes as a result of the system implementation, and where needed, modified the design of and the testing for operating effectiveness of internal control over financial reporting. The modification to the design of and testing for operating effectiveness was specific to the new accounting and financial reporting system’s functionalities and features. We did not identify any previously unidentified risks or design gaps as a result of the system implementation. Testing for effectiveness of internal control over financial reporting is ongoing and will be completed by the fiscal year ended December 31, 2023, at which time, management will conclude on the operating effectiveness of the internal control over financial reporting under the new accounting and financial reporting system.
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of Common Stock purchased by the Company during the periods indicated:

($ in millions, except average price per share)
Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
July 1 through July 31, 2023	—	$—	—	$513.0
August 1 through August 31, 2023	8,408,022	$18.18	8,400,000	$360.4
September 1 through September 30, 2023	407,152	$18.42	400,000	$353.0
Total	8,815,174		8,800,000
(1) Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB Phantom Units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2) In March 2023, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Common Stock, and in July 2023, the Board approved an additional $500.0 million of share repurchase authorization (collectively, the “Share Repurchase Program”). The Share Repurchase Program was announced on March 14, 202 and July 31, 2023. The Share Repurchase Program has no time limits and could be suspended or discontinued completely at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On July 5, 2023, Henry Schuck, Chief Executive Officer of the Company and a member of the board of directors, and a trust controlled by Mr. Schuck, terminated a Rule 10b5-1 trading plan, which plan was previously adopted on February 24, 2023 and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 6,000,000 shares of Common Stock held by Mr. Schuck and up to 250,000 shares of Common Stock held by the trust between May 11, 2023 and November 11, 2023. Prior to its termination, Mr. Schuck and the trust sold 2,000,000 shares and 83,334 shares, respectively, under the plan.
On September 12, 2023, Chris Hays, then President and Chief Operating Officer of the Company, adopted a Rule 10b5-1 trading arrangement. The duration of the trading arrangement begins on December 12, 2023, and ends on June 1, 2024. The volume of sales will be determined, in part, based on pricing triggers outlined in the trading arrangement, with a maximum potential sale under the plan of 150,000 shares of Common Stock. Mr. Hays' trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.
Amended and Restated Bylaws
On October 25, 2023, in connection with the recent SEC rules regarding universal proxy cards, certain recent changes to the Delaware General Company Law (the “DGCL”), and a periodic review of the Company’s bylaws, the Board adopted and approved amended and restated bylaws (the “Amended and Restated Bylaws”), effective immediately. Among other things, the amendments effected by the Amended and Restated Bylaws:
•Enhance procedural mechanics and disclosure requirements in connection with shareholder nominations of directors made in connection with annual and special meetings of shareholders by, including, without limitation:
◦Adding a requirement that any shareholder submitting a nomination notice make a representation as to whether such shareholder intends to engage in solicitations in accordance with Rule 14a-19 under the Exchange Act;
◦Providing that the number of nominees proposed by shareholders submitting a nomination notice may not exceed the number of directors to be elected at the relevant meeting of shareholders; and
◦Requiring additional disclosures from nominating shareholders or proposing persons, proposed nominees and, if the nominating or proposing shareholder is not a natural person, the natural person(s) associated with such shareholder responsible for the decision to propose the business or nomination.
•Modify the provisions relating to availability of lists of shareholders entitled to vote at shareholder meetings, in each case, to reflect recent amendments to the DGCL; and
•Make various other updates, including technical, ministerial and conforming changes related to recent amendments in the DGCL.
The foregoing summary of the amendments effected by the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which are filed as Exhibit 3.2 hereto and are incorporated herein by reference.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
+3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: October 30, 2023