Form 10-K
period 2023-12-31
ZoomInfo Technologies Inc.
filed 2024-02-15
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $8.7 billion.
As of January 31, 2024, there were 379,702,492 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of ZoomInfo Technologies Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this report.

i

GLOSSARY
As used in this Annual Report on Form 10-K (this “Form 10-K”), the terms identified below have the meanings specified unless otherwise noted or the context indicates otherwise. References in this Form 10-K to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-K to “ZoomInfo”, the “Company”, “we”, “us”, and “our” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, (2) after the consummation of the Reorganization Transactions, to ZoomInfo Technologies Inc., and (3) after the consummation of the Holding Company Reorganization, to ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) and its consolidated subsidiaries unless the context indicates otherwise.
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
•“ESPP” refers to the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan.
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
•“SaaS” refers to the Software as a Service.
•“Securities Act” refers to the Securities Act of 1933, as amended.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. In some cases, you can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “may”, “might”, “objective”, “outlook”, “plan”, “potential”, “predict”, “projection”, “seek”, “should”, “target”, “trend”, “will”, “would” or the negative version of these words or other comparable words.
We have based our forward-looking statements on beliefs and assumptions based on information available to us at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may, and often do, vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements.
A summary of some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Annual Report on Form 10-K, is provided below under “Risk Factor Summary.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. You should not place undue reliance on our forward-looking statements.
Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.
Risk Factor Summary
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from forward-looking statements included in this Annual Report on Form 10-K. The following is only a summary of the principal risks that may have a material adverse effect on our business, financial condition, results of operations and cash flows and should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A in this Form 10-K.

Risks Related to Our Business and Industry
•Our current and potential customers may reduce spending on sales, marketing, recruiting and other technology and information as a result of weaker economic conditions, which could harm our revenue, results of operations, and cash flows;
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
•Larger, well-funded companies with significant resources may shift their existing business models to become more competitive with us;
•We experience competition from other companies and technologies that allow companies to gather and aggregate sales, marketing, recruiting, and other data, and competing products and services could provide greater appeal to customers;
•The markets in which we compete are rapidly evolving, which make it difficult to forecast demand for our services;
•Our platform integrates or otherwise works with third-party systems that we do not control;
•Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements;
•We depend on our executive officers and other key employees, and the loss of or inability to attract, integrate and retain these and other highly skilled employees could harm our business;
•If we fail to maintain, upgrade, or implement adequate operational and financial resources, including our IT systems, we may be unable to execute our business plan; and
•We may be unable to successfully integrate acquired businesses, services, databases, and technologies into our operations, which could have an adverse effect on our business.

Risks Related to Privacy, Technology, and Security
•Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services;
•We may be subject to litigation for any of a variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition;
•New or changing laws and regulations may diminish the demand for our platform, restrict access to our platform, constrain the range of services we can provide, or require us to disclose or provide access to information in our possession, which could harm our business, results of operations, and financial condition;
•We may not be able to adequately protect or enforce our proprietary and intellectual property rights in our data or technology;
•Investing in our artificial intelligence (“AI”) capability introduces risks, which, if realized, could adversely impact our business;
•Third-parties could use our products and services in a manner that is unlawful or contrary to our values or applicable law;
•Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition; and
•Technical problems or disruptions that affect either our customers’ ability to access our services could damage our reputation and brands and lead to reduced demand for our products and services, lower revenues, and increased costs.

v

Risks Related to Credit and Financial Factors
•We generate revenue from sales of subscriptions to our platform and data, and any decline in demand for the types of products and services we offer would negatively impact our business;
•Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations;
•Downturns or upturns in new sales and renewals are not immediately reflected in full within our results of operations;
•We anticipate increasing operating expenses in the future, and we may not be able to maintain profitability;
•Our indebtedness could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations;
•We may not be able to generate sufficient cash to service all of our indebtedness;
•Interest rate fluctuations may affect our results of operations and financial condition;
•Changes in our credit and other ratings could adversely impact our operations and lower our profitability;
•Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial results; and
•Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our paying customers could increase the costs of our products and services and harm our business.

Risks Related to Geopolitical Factors
•Operations and sales outside the United States expose us to risks inherent in international operations; and
•Global economic uncertainty and catastrophic events, including global pandemics such as the COVID-19 pandemic, continued hostilities such as those between Russia and Ukraine, and Israel and Hamas, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.

Risks Related to Our Organizational Structure and Ownership of Our Common Stock
•Our corporate structure and our tax receivable agreements may restrict our ability to make certain payments, increase the costs to consummate certain transactions, and limit our ability to realize the value the certain tax attributes; and
•The parties to our stockholders agreement have special rights and interests that may conflict with ours or yours in the future.
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

PART I
ITEM 1. BUSINESS
ZoomInfo, formerly known as DiscoverOrg, was co-founded in 2007 by our chief executive officer (“CEO”), Henry Schuck. DiscoverOrg achieved significant organic growth since its founding and acquired Zoom Information, Inc. (“Pre-Acquisition ZI”) in February 2019 to further expand the breadth of our go-to-market intelligence, industry coverage, and addressable market opportunity. The combined business was incorporated as the former ZoomInfo Technologies Inc. (now ZoomInfo Intermediate Inc.) on November 14, 2019 for the purposes of facilitating an IPO. On June 8, 2020, ZoomInfo completed the IPO.
On October 29, 2021, ZoomInfo implemented a holding company reorganization in which ZoomInfo NewCo Inc., which subsequently was renamed “ZoomInfo Technologies Inc.,” became the successor registrant to its subsidiary, ZoomInfo Technologies Inc., which subsequently changed its name to “ZoomInfo Intermediate Inc.”.
Our corporate headquarters are located in Vancouver, Washington. The Company has additional offices in Waltham, Massachusetts; Bethesda, Maryland; Conshohocken, Pennsylvania; Grand Rapids, Michigan; San Francisco, California; Ra’anana, Israel; Toronto, Canada; Chennai, India; and London, England. Our primary website address is https://www.zoominfo.com. The information on our website is not incorporated herein or otherwise a part of this Annual Report on Form 10-K.
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
ZoomInfo defines the modern go-to-market technology stack across three distinct layers that build upon each other:
•Our Intelligence Layer is the foundation of our data-driven strategy. Our best-in-class data, curated through first- and third-party sources, includes billions of data points about companies and contacts, such as intent, hierarchy, location, technographic, and financial information.
•Our Orchestration Layer integrates and enriches our data sources. At this stage, our products assign and route data, leads, and insights to the appropriate people. This creates a dataset that is continuously updated and can be used to power automated business workflows. Our services connect with major customer relationship management (“CRM”) system providers.
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

We are able to deliver high-quality intelligence at scale by leveraging an artificial intelligence (“AI”) and machine learning (“ML”) powered engine that gathers data from millions of sources and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people at scale. This data engine along with our team of research analysts and data scientists enrich our platform by providing deep insights, such as personnel moves, pain points, or planned investments, technologies used by companies, intent signals, decision-maker contact information, advanced attributes (such as time series growth, granular department and location information, and employee trends), organizational charts, news and events, hierarchy information, locations, and funding details. Our customers access insights directly in our platform and can also integrate our data and insights directly into their CRM system or sales and marketing automation systems, to improve their existing go-to-market processes.
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
Our Data Engine
We deliver high-quality intelligence at scale by leveraging an AI and ML-powered engine that gathers data from millions of sources and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people at scale. We aggregate and extract distinct types of data, such as revenue, locations, technologies, keywords, contact information, including email addresses, titles, and phone numbers, and many others, from millions of public and proprietary sources. Our evidence-based ML algorithm scores, ranks, and makes determinations about these billions of data points each week. To help train our AI and ML technologies and augment our contributory network, we have a team of research analysts and data scientists with deep expertise in cleaning business-to-business data. This human-in-the-loop team plays a strategic role, focusing on quality assurance and addressing data and intelligence gaps that technology alone cannot solve. We have processes in place to use our research team to tag anomalies in data, review data pieces that require another manual verification, identify patterns to transform this understanding into algorithms, and identify methods to automate data gathering. We are able to provide a contractual guarantee of at least 95% accuracy with respect to certain data points as a result of our focus on quality.
Our Competition
We believe there are currently no competitors who offer a sales, marketing, operations, and recruiting intelligence platform as comprehensive as ours. We are able to provide revenue improvement; accuracy, depth and coverage of data; unique data points to leverage insights; and a platform that can be integrated and automated with a variety of CRM, marketing, operations, or recruiting platforms. In limited circumstances, we will see other vendors that focus on specific use-cases, niche end-markets, or leveraging legacy and/or inaccurate data sets try to compete in potential deals. These potential competitors include LinkedIn Sales Navigator, D&B Hoovers, and TechTarget.

We believe the principal factors that drive competition between vendors in the market include:
•comprehensive platform offering;
•quality and accuracy of data;
•breadth and depth of data;
•ease of use and deployment;
•tangible benefits relative to pricing and ROI for customers;
•data privacy and security;
•ability to integrate with customers’ CRM and sales and marketing automation systems; and
•sophistication of solutions used to manage, maintain, and combine intelligence.
We believe we compete favorably across these factors. We have achieved a median sales cycle of less than 30 days from opportunity creation to close. For additional information regarding the competitive business conditions we face, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
Our Customers
Our large and diversified customer base spans a wide variety of industry verticals, including software, business services, manufacturing, telecommunications, financial services, media and internet, transportation, education, hospitality, and real estate. Our customers range from the largest global enterprises, to mid-market companies, down to small businesses. No single customer contributed more than 1% of revenue for the year ended December 31, 2023.
We sell access to our platform to both new and existing customers. We price our subscriptions based on the functionality, users, and records under management that are included in of our contracts. Our paid products are SalesOS, MarketingOS, OperationsOS, and TalentOS (with add-on options for some products), and we have a free community edition, ZoomInfo Lite.
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

Data Privacy and Protection
The business contact information and other data we collect and process are an integral part of our products and services. Our respect for laws and regulations regarding the collection and processing of personal data underlies our commitment to top-notch compliance as well as our strategy to improve our customer experience and build trust. Our privacy team is devoted to processing and fulfilling any requests regarding access to and deletion of their contact information in our platform. In particular, we have developed a “Privacy Center” on our website as a one-stop-shop for any person to submit access requests, request opt-out, or delete their information from our database. We have implemented a program for providing direct notifications to individuals. In addition, we endeavor to honor opt-out requests across our entire database.
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
Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the Federal Trade Commission’s (“FTC”) increasingly active approach to enforcing data privacy in the United States, as well as the enactment of European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s transposition of GDPR into its domestic laws in the United Kingdom’s exit from the European Union (“Brexit”) in January 2021, California’s Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act of 2020 (“CPRA”), and similar comprehensive privacy laws adopted in other states, including Colorado, Connecticut, Virginia, and Utah. Additionally, new state privacy laws are expected to become effective in 2024, including privacy laws in Oregon, Texas, and Montana, and additional states are expected to follow in future years. At the federal level, efforts have been made to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills and laws, such as consent requirements for entities providing services to the public that collect, store, process, use, or otherwise control sensitive personal information, and it is possible such a federal law could be enacted in the future. Meanwhile, around the world data privacy and protection laws continue to evolve, including new laws, such as India’s Digital Personal Data Protection Act passed in August 2023 and the Saudi Arabia Personal Data Protection Law, which became effective in September 2023. There are also ongoing discussions about how best to revise and modernize existing laws in jurisdictions such as Canada and Australia. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our customers. These laws are not always uniform in the way they define and treat certain data types, including business-to-business data, biometric data or so called “sensitive” data and we must often update our consumer notices and adapt our compliance programs to account for the differences between applicable laws. These laws impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with additional rights around their personal data, and place downstream obligations on our customers relating to their use of the information we provide.
The FTC has also undertaken proposed rulemaking regarding commercial surveillance and data security, which is intended to address harms to consumers arising from lax data security or commercial surveillance practices. In addition, the Consumer Financial Protection Bureau (“CFPB”) has announced plans to propose a rule in 2024 to regulate data brokers under its authority. This development follows a request for information about business models that collect and sell consumer data, including data brokers and aggregators.

These complex laws may be implemented, interpreted, or enforced in a non-uniform or inconsistent way across jurisdictions and we may not be aware of every development that impacts our business. These laws may also require us to make additional changes to our services in order for us or our customers to comply with such legal requirements. It may also increase our potential liability as a result of higher potential penalties for noncompliance. These and other legal requirements could reduce our ability to gather personal data used in our products and services. They could reduce demand for our services, require us to take on more onerous obligations in our contracts, add new provisions in data processing agreements (“DPA”) related to the processing of personal information, and restrict our ability to store, transfer and process personal data. In some cases, it may impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. One area of particular risk remains data transfers between the United States and the European Union. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-US Data Privacy Framework (“DPF”), 18 months after its predecessor, the EU-US Privacy Shield, was invalidated. While this does, for the time, assert that entities operating in the United States who have certified to the DPF ensure an adequate level of protection for transferring personal data from the European Union to the United States, future challenges seem imminent. The privacy advocacy organization NOYB, which previously challenged and facilitated the demise of both the Safe Harbor (Schrems I) and Privacy Shield (Schrems II) has already criticized the DPF for not doing enough to provide non-US citizens with reasonable privacy protections afforded to US citizens under the Fourth Amendment of the U.S. Constitution. ZoomInfo is certified under the DPF, but still utilizes Standard Contractual Clauses as its cross-border transfer mechanism due to the uncertain future of the DPF. In the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.
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
Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products or services. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. Our actual or alleged failure to comply with applicable privacy or data protection laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.
For more information, please read “Risk Factors – Privacy, Technology, and Security - Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services” in Part I, Item 1A of this Annual Report on Form 10-K.

Human Capital
As of December 31, 2023, we had 3,516 employees, consisting of 666 in cost of service, 1,596 in sales and marketing, 837 in research and development, and 417 in general and administrative. Of these, 74% of our employees were located in North America, while 12%, 12%, 2%, and less than 1% were located in the Middle East, Asia, Europe, and Australia, respectively.
The Compensation Committee of our Board of Directors reviews and oversees our incentive compensation plans, while the Nominating and Corporate Governance Committee of our Board of Directors oversees and approves the management continuity planning process.
Diversity and Inclusion
We place a high value on diversity and inclusion and are committed to ensuring that our organization creates a sense of belonging for all employees. Understanding that representation matters, as part of our ZoomInclusion Employee Resource Groups, we take an active role in focusing on the equity, advancement, and empowerment of individuals from diverse backgrounds. These groups have dedicated funding to host events, bring in speakers, and develop programs to help create a sense of belonging for all ZoomInfo employees. As ZoomInfo continues to grow, we want to empower all employees to excel in their professional objectives and feel proud to work for a company that celebrates their individuality while recognizing their differences.
We believe in the power of the team. Winning teams look for the best talent, regardless of background. We know that employees are our greatest asset, and we are proud of the diversity that we foster in our workplaces.
As of December 31, 2023, our U.S. workforce was approximately 27% ethnically diverse. Ethnically diverse is defined as individuals who self-identify in one or more of the following groups: Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander or Two or More Races or Ethnicities. In addition, 33% of the Company’s U.S. workforce identified as female and less than 1% identified as not specified.
We are a signatory to the United Nations Global Compact, a global sustainability initiative that calls on companies to align their business practices with ten principles related to human rights, labor, environment, and anti-corruption.
In 2023, we publicly committed to the California Equal Pay Pledge, ensuring that fair and equitable pay, regardless of race or gender is a normal business imperative. We also signed the Anti-Defamation League's Pledge to Fight Antisemitism in further expansion of our diversity and inclusion work.
Benefits, Safety, and Wellness
We aim to offer fair compensation and benefits that encourage employee well-being, as well as attract and retain top talent. Our compensation packages provide a competitive salary and bonus, medical, dental, vision, retirement benefits, and generous paid time off.
We believe that in-person connections are fundamental to cross-functional partnerships, driving innovation, facilitating professional growth, and establishing critical relationships. The COVID-19 pandemic has brought about unexpected changes to the global workforce, and we have adopted a hybrid model. This model allows employees who are assigned to an office to split their time between working at the office and at home.

Training and Development
Ensuring our employees have access to development opportunities and understand how to grow their career at ZoomInfo is a key tenet of our talent and engagement practices. As part of our efforts, we invest in robust learning offerings for all employees, consisting of both online courses and live training on a variety of topics (with targeted learning programs for individual contributors and leaders). To enable continuous development, growth, and recognition, we also run a comprehensive annual performance and talent review process, which enables professional development of our employees to drive their professional development in a way that also aligns with our company objectives and values.
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
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales, marketing, and recruiting, which depends in part on the amount of spending allocated by our customers or potential customers on sales, marketing, and recruiting technology and information. This spending depends on macroeconomic and geopolitical conditions. Accordingly, the effect of significant macroeconomic and geopolitical downturns, including falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, higher interest rates, poor liquidity, volatility in credit, equity, and foreign exchange markets, bankruptcies, global pandemics, and wars. Market volatility, decreased consumer confidence, and diminished growth expectations in both the U.S. and global economy as a result of the foregoing events may affect the rate of information technology (“IT”) spending and adversely affect our current and potential customers’ ability or willingness to renew or expand subscriptions or purchase our services, delay prospective customers’ purchasing decisions and thereby elongate our sales cycles, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. Weaker economic conditions can result in customers seeking to utilize free or lower-cost information or services that are available from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, elongated sales cycles resulting in delays and increased sales costs, or non-renewal at the end of a contract term.

If we are unable to attract new customers, renew existing subscriptions, expand subscriptions of current customers, and collect revenue from our customers, our revenue growth, cash flows, and profitability will be harmed.
To increase our revenue and cash flows, and to achieve and maintain profitability, we must attract new customers, renew existing subscriptions, grow the subscriptions of existing customers, and collect revenue from our customers. Our go-to-market efforts are intended to identify and attract prospective customers and convert them into paying customers. In addition, we seek to renew existing subscriptions and expand existing customer subscriptions by adding new users, additional data entitlements, or additional products or services, including through expanding the adoption of our platform into other departments within customers. We cannot predict with any certainty whether we will continue to achieve similar client acquisition and customer subscription renewal and growth rates in the future as we have in the past.
Numerous factors may impede our ability to add new customers, renew and grow existing customer subscriptions, and collect revenue from our customers, including our ability to continually enhance and improve our platform and the features, integrations, and capabilities we offer, and to introduce compelling new features, integrations, and capabilities to our products and services; our customers’ creditworthiness and our ability to timely manage the collection of accounts receivable; our failure to attract and effectively train new sales and marketing personnel despite increasing our sales efforts; our failure to retain and motivate our current sales and marketing personnel; our ability to develop or expand relationships with partners; our failure to provide quality customer experience; customer consolidation or decreases in the number of users at the organization; our pricing or pricing structure; the pricing or capabilities of the products and services offered by our competitors; failure to diversify our customer base across industries and among enterprise, mid-market, and small business customers; failure to expand our sales and operations outside the United States, or if we experience challenges expanding or operating internationally; or our ability to ensure the effectiveness of our go-to-market programs. Additionally, increasing our sales to large organizations (both existing and prospective customers) across various industries requires increasingly sophisticated and costly sales and account management efforts targeted at senior management and other personnel. If our efforts to sell to organizations are not successful or do not generate additional revenue, our business will suffer. If customers do not renew their subscriptions or renew on less favorable terms or fail to add more users, if we fail to expand subscriptions of existing customers, or if we fail to collect on our accounts receivable, our revenue and cash flows may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.
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

We also have a number of sources contributing to the depth, breadth, and accuracy of the data on our platform including our contributory network. We provide a “freemium” product, ZoomInfo Lite, which provides users with a set amount of monthly credits to use to access our contact data and, if the user elects, they may also participate in our contributory network in order to receive additional monthly credits. Similarly, many of our paying customers participate in our contributory network to improve the quality of the data within their CRM and similar systems. ZoomInfo Lite users may cease to participate in our contributory network. Our paying customers, including those who have migrated from ZoomInfo Lite, may elect not to participate for various reasons, including their sensitivity to sharing information within our contributory network or their determination that the benefits from sharing do not outweigh the potential harm from sharing. If we are not able to attract new participants or maintain existing participants in our contributory network, our ability to effectively gather new data and update and maintain the accuracy of our database could be adversely affected. Additionally, the CPRA, other state laws coming into effect in 2024, and other legal and regulatory changes are making, or will make, it easier for individuals to opt-out of having their personal data collected. Although we already honor opt-out requests globally, such legal and regulatory changes could increase public awareness of this option, resulting in higher rates of opting out. Third-party intermediaries have emerged, and may continue to emerge, that offer services involving opting individuals out of their personal data being collected at scale (i.e., from all platforms, including ours). Consequently, our ability to grow our business may be harmed and our results of operations and financial condition could suffer.
Other companies, including larger and better funded companies with access to significant resources, large amounts of data or data collection methods, and sophisticated technologies may shift their business model to become competitive with us.
Companies in related industries, such as CRM, business software, or advertising, including Salesforce, Oracle, Google, or Microsoft/LinkedIn, may choose to compete with us in the B2B sales and marketing intelligence space and would immediately have access to greater resources and brand recognition. We cannot anticipate how rapidly such a potential competitor could create products or services that would take significant market share from us or even surpass our products or services in quality. If a large, well-funded competitor entered our space, it could reduce the demand for our products and services and reduce the amount we could demand for subscription renewals or upgrades from existing customers, and the amount we could demand from new subscribers to our products and services, reducing our revenue and profitability.
In addition, many of our potential competitors, particularly those with greater financial and operating resources, including larger sales and marketing budgets and resources, may have the ability to respond more quickly and effectively than we can to new or changing opportunities, technologies, such as AI and ML, standards or customer requirements. Many of our potential competitors may have established relationships with independent software vendors, partners, and customers, greater customer experience resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical, and other resources. New competitors, mergers and acquisitions in the technology industry, or alliances among competitors may emerge and rapidly acquire significant market share due to these or other factors. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively. As a result, even if our products and services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of our services.

We experience competition from other companies and technologies that allow companies to gather and aggregate sales, marketing, recruiting, and other data, and competing products and services could provide greater appeal to our customers.
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
•other vendors of sales automation, conversation or other artificial intelligence, and chat software;
•other providers of third-party company attributes, technology attributes, and business contact information;
•other providers of online content consumption data for predictive sales and marketing analytics; and
•user-based networks of companies and/or business professionals.
These risks could be exacerbated by weak macroeconomic and geopolitical conditions (including due to global pandemics, such as the COVID-19 pandemic, or such as those related to the Russia-Ukraine war, and the Israel-Hamas war) and lower customer spending on sales and marketing. Weakened macroeconomic and geopolitical conditions could also disproportionately increase the likelihood that any given current or prospective customer would choose a lower-price alternative even if our products or services are superior. Some current and potential customers, particularly large organizations, have elected in the past, and may elect in the future, to rely on internal and homegrown databases, develop, or acquire their own software, programs, tools, and internal data quality teams that would reduce or eliminate the demand for our products and services. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition could be adversely affected.
If we fail to respond to changes in data technology competitors may be able to develop products and services that will take market share from us, and the demand for our products and services, the delivery of our products and services, or our market reputation could be adversely affected.

The markets in which we compete are rapidly evolving, which make it difficult to forecast demand for our services.
The markets in which we compete are rapidly evolving, accordingly our future financial performance will depend in large part on the allocation of spending in traditional software as a service (“SaaS”) products and our ability to adapt to new market demands. In recent years, an increasing number of customers have been allocating their spending toward AI, ML, and generative AI capabilities. The SaaS market for artificial intelligence, machine learning, and generative AI workloads is expected to be an intensely competitive and rapidly evolving market, and our future financial performance may depend on our ability to adapt to, and capture new spending, in this market. If the markets in which we compete experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions or other solutions that do not interoperate with our solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all.
Our platform integrates or otherwise works with third-party systems that we do not control.
Our technologies that allow our platform to interoperate with various third-party applications (which we call “integrations”) are critically important to our business. Many of our customers use our integrations to access our data from within, or send data to, CRM, marketing automation, applicant tracking, sales enablement, and other systems, including Salesforce, Marketo, HubSpot, Microsoft Dynamics, Oracle Sales Cloud, and a variety of other commonly used tools. The functionality of these integrations depends upon access to these systems, which is not within our control. Some of our competitors own, develop, operate, or distribute CRM and similar systems or have material business relationships with companies that own, develop, operate, or distribute CRM and similar systems that our platform integrates into. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their CRM and similar systems or those of their business partners.
Third-party systems are constantly evolving, and it is difficult to predict with certainty the challenges that we may encounter in developing our platform for use in conjunction with such third-party systems. We may not be able to modify our integrations to assure compatibility with the systems of other third parties following any of their changes to their systems. Some operators of CRM and similar systems may cease to permit our access or the integration of our platform to their systems. If Salesforce were to refuse to permit our integration to access its APIs, for example, this integration would not function, and our customers’ experience would be hampered. Accordingly, this could leave our customers without a convenient way to integrate our products and services with the CRM.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for highly skilled personnel in our industry can be intense. Competitors for technical and sales talent increasingly seek to hire our employees, and the availability of flexible, hybrid, or work-from-home arrangements has both intensified and expanded competition.
Also, as we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base, and maintaining our company culture around the world. If we fail to hire and retain highly skilled employees or fail to manage organizational change in a manner that preserves the key aspects of our corporate culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.
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

We also depend on IT systems to operate our business, and issues with maintaining, upgrading or implementing these systems could have a material adverse effect on our business. Our business has grown and continues to grow in size and complexity, which places significant demands on our IT systems. To effectively manage this growth, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems to keep pace with changing technology and our business needs.
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

Any of these risks could harm our business. In addition, to facilitate these acquisitions or investments we may seek additional equity or debt financing, which may not be available on terms favorable to us or at all, which may affect our ability to complete subsequent acquisitions or investments and may affect the risks of owning our common stock. For example, if we finance acquisitions by issuing equity or convertible debt securities or loans, our existing stockholders may be diluted, or we could face constraints related to the terms of, and repayment obligation related to, the incurrence of indebtedness that could affect the market price of our common stock.
ESG matters and related reporting obligations, expose us to risks that could adversely affect our reputation and performance.
U.S. and international regulators, investors and other stakeholders are increasingly focused on ESG matters. We have established and publicly announced certain ESG goals. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of those risks include our ability to accurately track Scope 1, 2 and 3 greenhouse gas emissions, the evolving regulatory requirements affecting ESG standards or disclosures and our ability to recruit, develop and retain diverse talent in our workforce. These statements reflect current plans and aspirations and are not guarantees that the Company will be able to achieve them. The failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose the company to increased scrutiny from the investment community and enforcement authorities.
Privacy, Technology, and Security Risk Factors
Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services.
The business contact information and other data we collect and process are an integral part of our products and services. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data. Our products and services rely heavily on the collection and use of information to provide effective insights to our customers and users. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the FTC’s increasingly active approach to enforcing data privacy in the United States, as well as the enactment of GDPR, the United Kingdom’s transposition of GDPR into its domestic laws following Brexit in January 2021, CCPA, as amended by the CPRA, and similar comprehensive privacy laws adopted in other states, including Colorado, Connecticut, Virginia, and Utah. Additionally, new state privacy laws are expected to become effective in 2024, including privacy laws in Oregon, Texas, and Montana, and additional states are expected to follow in future years. At the federal level, efforts have been made to establish a comprehensive privacy regime including many of the concepts found in other state and federal privacy bills and laws, such as consent requirements for entities providing services to the public that collect, store, process, use, or otherwise control sensitive personal information, and it is possible such a federal law could be enacted in the future. Meanwhile, around the world data privacy and protection laws continue to evolve, including new laws, such as India’s Digital Personal Data Protection Act passed in August 2023 and the Saudi Arabia Personal Data Protection Law, which became effective in September 2023. There are also ongoing discussions about how best to revise and modernize existing laws in jurisdictions such as Canada and Australia. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our customers. These laws are not always uniform in the way they define and treat certain data types, including business-to-business data, biometric data or so called “sensitive” data and we must often update our consumer notices and adapt our compliance programs to account for the differences between applicable laws. These laws impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with additional rights around their personal data, and place downstream obligations on our customers relating to their use of the information we provide.

The FTC has also undertaken proposed rulemaking regarding commercial surveillance and data security, which is intended to address harms to consumers arising from lax data security or commercial surveillance practices. In addition, the CFPB has announced plans to propose a rule in 2024 to regulate data brokers under its authority. This development follows a request for information about business models that collect and sell consumer data, including data brokers and aggregators.
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
These and other legal requirements could reduce our ability to gather personal data used in our products and services. They could reduce demand for our services, require us to take on more onerous obligations in our contracts, add new provisions in DPA related to the processing of personal information, and restrict our ability to store, transfer and process personal data. In some cases, it may impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. One area of particular risk remains data transfers between the United States and the European Union. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-US DPF, 18 months after its predecessor, the EU-US Privacy Shield, was invalidated. While this does, for the time, assert that entities operating in the United States who have certified to the DPF ensure an adequate level of protection for transferring personal data from the European Union to the United States, future challenges seem imminent. The privacy advocacy organization NOYB, which previously challenged and facilitated the demise of both the Safe Harbor (Schrems I) and Privacy Shield (Schrems II) has already criticized the DPF for not doing enough to provide non-US citizens with reasonable privacy protections afforded to US citizens under the Fourth Amendment of the U.S. Constitution. ZoomInfo is certified under the DPF, but still utilizes Standard Contractual Clauses as its cross-border transfer mechanism due to the uncertain future of the DPF. In the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.
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
Compliance with any of the foregoing laws and regulations can be costly and can delay or impede the development of new products or services. We may incur substantial fines if we violate any laws or regulations relating to the collection or use of personal data. Our actual or alleged failure to comply with applicable privacy or data protection laws, regulations, and policies, or to protect personal data, could result in enforcement actions and significant penalties against us, which could result in negative publicity or costs, subject us to claims or other remedies, and have a material adverse effect on our business, financial condition, and results of operations.

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
In addition, we may be sued by third parties for breach of contract, defamation, negligence, unfair competition, data breaches, privacy compliance, or copyright or trademark infringement or claims based on other theories. We could also be subject to claims that the collection or provision of certain information, including personal information by us or by third-parties with whom we interact breached laws or regulations relating to privacy or data protection. As a result of claims against us regarding suspected infringement, our technologies may be subject to injunction, we may be required to pay damages, or we may have to seek a license to continue certain practices (which may not be available on reasonable terms, if at all), all of which may significantly increase our operating expenses or may require us to restrict our business activities and limit our ability to deliver our products and services and/or certain features, integrations, and capabilities of our platform. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense and/or cause us to alter our products or services, which could negatively affect our business. In addition, many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, so any alleged infringement by us resulting in claims against such customers would increase our liability.
Our exposure to risks associated with various claims may be greater if we acquire other companies or technologies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make claims after we have acquired a company or technology that had not been asserted prior to our acquisition.
In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits, and proceedings could include labor and employment, wage and hour, commercial, data protection and privacy, intellectual property, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to compete effectively or to obtain adequate insurance in the future.
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
New laws and regulations in the area of artificial intelligence (“AI”) may also impact our business. For example, the European Union’s Artificial Intelligence Act (“AI Act”), which achieved a consensus between the European Parliament and Council on December 9, 2023, introduces a regulatory landscape that businesses will need to navigate with caution. The AI Act's stringent measures against certain AI applications may impact businesses in our sector. Such measures include prohibitions on AI technologies that utilize sensitive personal attributes for biometric categorization, restrictions on indiscriminate collection of facial images for recognition databases, and limitations on emotion recognition systems that could be employed in consumer analysis or employee monitoring. Businesses must also be aware of the comprehensive transparency requirements mandated for general-purpose AI systems. This entails maintaining detailed technical documentation and ensuring compliance with EU copyright laws, with even more rigorous standards for high-impact general AI models. These models require exhaustive evaluations, risk assessments related to systemic impacts, adversarial testing, and reporting on aspects like energy efficiency, indicating a significant compliance burden for businesses. The scale of penalties for non-compliance range up to €35 million or 7% of global turnover, underscoring the importance of adherence to the new regulations where applicable. The AI Act demands a proactive approach to regulatory compliance, risk management, and an investment in infrastructure to align with the EU’s vision of a safe and ethical AI environment.
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
Investing in our AI capability introduces risks, which, if realized, could adversely impact our business.
The introduction of AI technologies into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, privacy, confidentiality or security risks, ethical concerns, legal liability, or other complications that could adversely affect our business, reputation, or financial results. The intellectual property ownership and license rights, including copyright, surrounding AI technologies has not been fully addressed by laws or regulations, and the use or adoption of third-party AI technologies into our business operations, products and services may result in exposure to claims of copyright infringement or other intellectual property misappropriation, as well as potential liability to customers.
AI technologies may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult to detect during testing. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate, flawed or biased. Use of such content may be to the detriment of the user, or it may lead to discriminatory or other adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI technologies presents emerging ethical and social issues that may result in brand or reputational harm, competitive harm, and/or legal liability.

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
Threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated and have increased in scope and frequency. Our products and services, as well as our servers and computer systems and those of third parties that we rely on in our operations could be vulnerable to cybersecurity risks and threats or other events that could disrupt our IT systems and/or subject us to liability such as manmade or natural disasters (including those as a result of climate change) or software vulnerabilities. In addition, many of our employees work remotely, which increases our cyber security risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions.
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
In addition, problems faced or caused by our IT service providers, including content distribution service providers, private network providers, internet providers, third-party web-hosting providers, third-party data center hosting facilities, and cloud computing platform providers. or with the systems by which they allocate capacity among their customers (as applicable), could adversely affect the experience of our users.

Credit and Financial Risks
We generate revenue from sales of subscriptions to our platform and data, and any decline in demand for the types of products and services we offer would negatively impact our business.
For the year ended December 31, 2023 we derived substantially all of our revenue from subscription services and expect to continue to generate revenue from the sale of subscriptions to our platform and data. As a result, the continued use of telephones and email as a primary means of B2B sales, marketing, and recruiting, and the continued use of internet cloud-based platforms to access telephone, email, and related information for such purposes, is critical to our future growth and success. If the sales and marketing information market fails to grow, or grows more slowly than we currently anticipate, or if there is a decrease in the use of telephones and email as primary means of B2B communication, demand for our platform and data would be negatively affected.
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
We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our existing secured credit facilities restrict our ability to or the terms on which we may incur additional indebtedness. See “We have a substantial amount of debt, which could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations” below. The terms of any additional debt financing may be similar or more restrictive.

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
Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales and renewals are not immediately reflected in full within our results of operations.
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
We anticipate increasing operating expenses in the future, and we may not be able to maintain profitability.
We may not continue to achieve or maintain profitability in the future. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to increase over the next several years as we continue to hire additional personnel, particularly in sales and marketing and research and development, expand our partnerships, operations and infrastructure, both domestically and internationally, continue to enhance our platform and develop and expand its features, integrations, and capabilities, and expand and improve our platform. We also intend to continue to build and enhance our platform through both internal research and development and selectively pursuing acquisitions that can contribute to the capabilities of our platform. In addition, as we grow, we will incur additional significant legal, accounting, and other expenses. If our revenue does not increase to offset the expected increases in our operating expenses, we may not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on our platform, any failure to increase our number of paying customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our platform, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to sustain profitability on a consistent basis could cause the value of our common stock to decline.

We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
Our Consolidated Balance Sheets reflect significant amounts of goodwill and intangible assets. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets, including operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value in relation to estimates of future undiscounted cash flows. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:
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
As of December 31, 2023, we had total outstanding indebtedness of $1,244.0 million consisting of outstanding borrowings under our first lien credit facilities and senior notes. Additionally, we had $250.0 million of availability under our first lien revolving credit facility as of December 31, 2023. Our substantial indebtedness may:
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
Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. During 2022 and 2023, the United States Federal Reserve raised interest rates significantly in an attempt to combat historically high inflation. As a result, we may incur higher interest costs if interest rates continue to increase. We currently utilize, and may in the future utilize, derivative financial instruments such as interest rate swaps to hedge some of our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinue utilizing them at any time. Further, there can be no assurance that the United States Federal Reserve will not raise rates in the future, and any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

Changes in our credit and other ratings could adversely impact our operations and lower our profitability.
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
As our business continues to grow and if we become more profitable, we anticipate that our income tax obligations could significantly increase. If our existing tax credits and net operating loss carry-forwards become fully utilized, we may be unable to offset or otherwise mitigate our tax obligations to the same extent as in prior years. This could have a material impact on our future cash flows or operating results.
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
New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Those enactments could harm our domestic and international business operations and our business, results of operations, and financial condition. For example, the Inflation Reduction Act was enacted into law in 2022. This legislation made a number of changes to the Internal Revenue Code, including the addition of a 1% excise tax on repurchases of stock by publicly traded corporations. As a result, the imposition of this excise tax may increase the cost to us of making repurchases under our share repurchase program. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. These events could require us or our paying customers to pay additional tax amounts on a prospective or retroactive basis, as well as require us or our paying customers to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential future paying customers may elect not to purchase our products and services in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our paying customers’ and our compliance, operating, and other costs, as well as the costs of our products and services. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business, results of operations and financial condition.
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
Our success depends in part on our ability to expand our sales and operations outside of the United States. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be as receptive to our products and services as we anticipate. We may also experience challenges expanding and operating internationally. A significant increase in international customers or an expansion of our operations into other countries, either directly or through third parties, could create additional risks and challenges, including:
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
•potential or actual violations of domestic and international anti-corruption laws, export controls, anti-bribery laws, and sanctions regulations, which likelihood may increase with an increase of sales and operations in foreign jurisdictions;
•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes, and other trade barriers; and
•other factors beyond our control, such as terrorism, war, natural disasters, climate change and pandemics, could result in restrictions on business activity, or materially affect our targeted return to operations timeline after one of these declared incidents, which may vary significantly by region.
Any of these factors could negatively impact our business and results of operations.
Global economic uncertainty and catastrophic events, including global pandemics such as the COVID-19 pandemic, continued hostilities between Russia and Ukraine, and Israel and Hamas, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.
Recent events, including significant global inflation, bank failures and other liquidity events affecting financial institutions, supply chain disruption, the Russia-Ukraine war, the Israel-Hamas war, have adversely impacted and may continue to adversely impact global financial markets, economies, and business practices. These types of unpredictable events have adversely affected and could adversely affect our business and future results of operations, our ability to access funds from financial institutions and capital markets, and our financial condition due to cancellations and reductions in spend from customers in impacted industries, increases in our costs, or other disruption to our business. We experienced and may continue to experience longer sales cycles and more intense scrutiny, particularly for larger purchases and upgrades as customers and prospects re-assess their growth trajectory in light of the changing economic environment.
If global economic uncertainty and catastrophic events harm our business and results of operations, many of the other risks described in this Part I, Item 1A of this report may be heightened.

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
Pursuant to the terms of our stockholders agreement, each of TA Associates, Carlyle, and our Founders have designated a director to serve on our Board of Directors. Carlyle and our Founders have the right to designate at least one of our directors for so long as they beneficially own at least 5% of the voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors. For so long as any such party has a designee continuing to serve on our Board of Directors, they will be able to significantly influence our management, business plans, and policies, including the appointment and removal of our officers, the composition of our Board of Directors, and decisions about whether to enter or not enter into significant transactions. The rights provided under the terms of the stockholders agreement could deprive you of an opportunity to receive a premium for your shares of our common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.
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
In addition, our second amended and restated certificate of incorporation provides that the Delaware Court of Chancery will be the exclusive forum for certain types of legal action and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Exchange Act or the Securities Act of 1933. This provision may make it more difficult for you and other stockholders to challenge certain corporate actions we take.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Commitment to Security
Security is a foundation on which ZoomInfo builds and maintains customers’ trust. We are committed to protecting our information and our customers’ information from both intentional and unintentional misuse and have implemented a robust Information Security Management System (“ISMS”) that meets the ISO 27001 Standard requirements as well as the ISO 27701 (Privacy) and ISO 27017 (Cloud Security) standards. We have also earned AICPA’s SOC 2 attestation regarding the security, availability, and confidentiality controls around our services and meet the security requirements of the Cloud Security Alliance (CSA) STAR program.
Risk Management Framework
Our security program is risk-driven and integrated into our overall enterprise risk management (ERM) process. We emphasize risk detection, which serves as the foundation for risk management-related business decisions. Our ISMS provides the structure for our overall security program and serves to assess, manage, monitor, and minimize our cybersecurity risks. The program includes:
•Context of the organization
•Leadership
•Planning
•Support
•Operation
•Performance evaluation
•Improvement
The ISMS consists of a set of policies and procedures that serve as a foundation for risk identification and remediation across all company assets. ZoomInfo’s ISMS implementation allows for the appropriate integration of security controls into existing or newly created business processes. ZoomInfo’s risk management platform is based on the ISO 31000 Risk Management Standard, and continuous risk assessment activities are conducted in partnership and coordination with risk owners in various functions.
Cybersecurity Team and Internal Operations
Our Cybersecurity team is comprised of a diverse group of security veterans with experience managing all facets of information risk including, but not limited to, Application Security, Data Governance, Security Engineering, Security Processes and Services, Secure Software Development (S-SDLC), Governance Risk and Compliance (GRC), Risk Management, Cyber Threat Intelligence, Breach Readiness, Cyber Defense Center for monitoring (CDC), Offensive Security, and Security Awareness.
We also consult with outside experts to identify and implement best practices, help gauge the security climate, and identify effective methods for related skill development and information sharing.
Our information security policies outline the roles and responsibilities within the organization, and our security team works directly with specific members of senior management we call “security ambassadors” to help ensure that the various information security directives are executed as required in their respective departments. Our security partners help to establish, assess, and enhance business processes by ensuring the required information security risk management practices are suitably embedded within their respective processes.

All employees and contractors are required to participate in continuous and dynamic security awareness training. The training includes an overview of key security topics, policies, and responsibilities. Regular security bulletins are disseminated to employees and contractors with security alerts, tips and best practices, external resources, security procedures, and contact information so that they can ask security-related questions or raise concerns.
Prevention, Detection, and Response
ZoomInfo has implemented preventative security and detection measures, including asset protection and access controls in the following key areas:
•Critical Assets
•Data Protection
•Application Protection
•Cloud Security
•Network Security
•End Point Devices
•Perimeter Defense
•Physical Protection
We also maintain written incident response plans and conduct periodic cross-functional tabletop exercises to help assess our incident response plans, processes, and capabilities in addressing cybersecurity threats.
As part of our security framework and evaluation of our supply chain risks, we review our service providers’ security practices and require appropriate certifications from them. We, and also perform an analysis of controls to manage our third-party security risks.
Cybersecurity Risks
For information related to whether risks from cybersecurity threats have materially affected or are reasonably likely to materially affect ZoomInfo, see “Risk Factors—Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance
Oversight of Risk Management Generally
Our Board has extensive involvement in the oversight of risk management related to us and our business. The Board accomplishes this oversight both directly and through its Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Privacy, Security and Technology Committee, each of which assists the Board in overseeing a part of our overall risk management and regularly reports to the Board. The Audit Committee represents the Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the oversight of administrative and financial controls, our compliance with legal and regulatory requirements and our policies with respect to risk assessment and risk management. Through its regular meetings with management, including the finance, legal and internal audit functions, the Audit Committee reviews and discusses significant areas of our business and related risks and summarizes for the Board areas of risk and any mitigating factors. The Compensation Committee considers, and discusses with management, management’s assessment of certain risks, including whether any risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us. The Nominating and Corporate Governance Committee oversees and evaluates programs and risks associated with Board organization, membership and structure, succession planning and corporate governance. In addition, our Board receives periodic detailed operating performance reviews from management. The Privacy, Security and Technology Committee, represents the Board by periodically reviewing and discussing with Company management the Company’s major risk exposures relating to privacy, cybersecurity, and technology, and the steps the Company takes to detect, monitor, and actively manage such exposures.
Board Oversight of Privacy, Cybersecurity and Technology Risks
Our Board recognizes the importance of maintaining the trust and confidence of our customers and employees. As a part of its independent oversight of the key risks facing our company, the Board, primarily through its Privacy, Security and Technology Committee, devotes significant time and attention to the oversight of privacy, cybersecurity, and technology risks. The Privacy, Security, and Technology Committee oversees management’s approach to staffing, policies, processes, and practices to gauge and address privacy, cybersecurity, and technology risks. The Privacy, Security, and Technology Committee regularly reports to the full Board and discusses the significant privacy, cybersecurity, and technology issues at the Board level.
Management
Our cybersecurity program is managed by our chief security officer (“CSO”). Our CSO is informed about and monitors awareness, prevention, detection, mitigation, and remediation efforts through regular communication and reporting from members of the information security team. Our CSO has served in information security roles for over 20 years, including serving as the Chief Information Security Officer for technology organizations and a government defense agency. He holds a masters degree in information systems and an undergraduate degree in electrical engineering. In addition, our chief technology officer (“CTO”) has served in various leadership roles in information technology, engineering, and product management for over 25 years at public and private technology companies. He holds a PhD in computer science and undergraduate and masters degrees in computer engineering.
Our chief compliance officer, CTO, general counsel, and other members of management are part of an executive-level Security Steering Committee chaired by our CSO, along with subcommittees comprised of cross-functional representatives focused on evaluating ZoomInfo’s data governance, cybersecurity incident response framework, security culture, and product and application security, among other areas. Members of the executive-level Security Steering Committee provide updates and analysis regarding cybersecurity, data privacy, and related security topics to the Board’s Privacy, Security, and Technology Committee at each meeting. In addition, our legal, privacy, and compliance teams are focused on applicable cybersecurity laws and regulations and monitor changes to such laws and regulations with a view to implementing what we believe are best practices in the industry.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Vancouver, Washington and consists of 57,576 square feet under a lease agreement that expires on August 31, 2025. In the third quarter of 2021, we executed a lease to occupy a new corporate headquarters in Vancouver, Washington, that will consist of 366,253 square feet upon completion of construction. We plan to take possession of various spaces within our new headquarters in phases as sections of the property are made available by the landlord with lease commencement for certain spaces beginning in the second quarter of 2024 and occupancy beginning in 2025.
We maintain additional offices in Waltham, Massachusetts; Bethesda, Maryland; Conshohocken, Pennsylvania; Grand Rapids, Michigan; San Francisco, California; Ra’anana, Israel; Toronto, Canada; Chennai, India; and London, England.
We lease all of our facilities and do not own any real property. Our infrastructure operates out of third-party data centers hosted by Google and Amazon Web Services.
We believe our facilities are adequate and suitable for our current needs. We intend to add new facilities or expand existing facilities as we continue to add employees and expand geographically, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. In certain geographies, we anticipate that we will endeavor to sublease some of our committed space where the lease provides more space than we will require during certain periods of the lease.
ITEM 3. LEGAL PROCEEDINGS
For a description of certain legal and regulatory proceedings, please read “Legal Matters” in Note 11 - Commitments and Contingencies to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed and traded on the Nasdaq Global Select Market under the trading symbol “ZI”.
Stockholders
As of January 31, 2024, there were 12 holders of record of our common stock. The actual number of stockholders of common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The following shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our other filings under the Securities Act of 1933 or the Exchange Act.
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
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of Common Stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
October 2023	5,902,722	$16.61	5,898,653	$255.0
November 2023	3,325,528	13.37	3,324,547	210.6
December 2023	704,434	15.30	699,052	199.9
Total	9,932,684		9,922,252
________________
(1) Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB Phantom Units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2) In March 2023, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Common Stock, and in July 2023, the Board approved an additional $500.0 million of share repurchase authorization (collectively, the “Share Repurchase Program”). The Share Repurchase Program was announced on March 14, 2023 and July 31, 2023. The Share Repurchase Program has no time limits and could be suspended or discontinued completely at any time.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
References in this Annual Report on Form 10-K to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-K to “ZoomInfo”, the “Company”, “we”, “us”, and “our” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, (2) after the consummation of the Reorganization Transactions and prior to the consummation of the Holding Company Reorganization, to ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) and its consolidated subsidiaries, and (3) after the consummation of the Holding Company Reorganization, to ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) and its consolidated subsidiaries unless the context indicates otherwise. Numerical figures included in this Annual Report on Form 10-K are subject to immaterial rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations, and recruiting teams. RevOS – our modern, cloud-based operating system for revenue professionals – delivers comprehensive and high-quality intelligence and analytics to provide sales, marketing, operations, and recruiting professionals accurate information and insights on the organizations and professionals they target. This enables our customers to shorten sales cycles and increase win rates by empowering sellers, marketers, and recruiters to deliver the right message to the right person at the right time in the right way.
ZoomInfo defines the modern go-to-market technology stack across three distinct layers that build upon each other:
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
•Our Engagement Layer allows sales, marketing, operations, and recruiting professionals to put data-driven insights into action to identify and communicate with prospects and customers. In SalesOS, frontline teams, managers, and leaders use Engage for multi-touch and multi-channel sales engagement, as well as Chorus for call and web meeting recording, transcription, insight generation, and coaching. In MarketingOS, marketers drive awareness, lead generation, and deal acceleration campaigns through account-based marketing, advertising, and website conversion optimization solutions, along with ZoomInfo Chat for intelligent website experiences through live conversation and chatbots. In TalentOS, recruiters and talent acquisition professionals access a database that helps them efficiently find candidates. Recruiters can filter and reach more good-fit candidates, use pipeline management tools to collaborate and organize the hiring process, and automate the candidate outreach process. In OperationsOS, our sales operations customers use a suite of products, services, and solutions to ingest, match, enrich, and connect data feeds into multiple systems.

We generate substantially all of our revenue from sales of subscriptions to our platform. Subscriptions include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length. Over 45% of customer contracts (based on annualized value) are multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.
We sell access to our platform to both new and existing customers. We price our subscriptions based on the functionality, users, and records under management that are included in our contracts. Our paid products are SalesOS, MarketingOS, OperationsOS, and TalentOS (with add-on options for some products). Additionally, customers can gain free access to ZoomInfo through ZoomInfo Lite (formerly Community Edition).
Our software, insights, and data enable over 35,000 companies to go-to-market more effectively and efficiently. Our customers are primarily businesses that sell to other businesses and operate in almost every industry vertical. They range from the largest global enterprises, to mid-market companies, down to small businesses. The top 5 industries that we serve, as measured by ACV, on December 31, 2023 are software, which comprised 33% of ACV (compared to 39% a year prior), non-IT business services, which comprised 18% of ACV (compared to 16% a year prior), IT services, which comprised 10% of ACV (compared to 10% a year prior), financial, insurance & real estate, which comprised 8% of ACV (compared to 7% a year prior), and manufacturing, which comprised 5% of ACV (compared to 5% a year prior). Our Net Revenue Retention rate as of December 31, 2023 was 87%.
For the year ended December 31, 2023, no single customer contributed more than 1% of revenue. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 13%, 12%, and 11% of total revenue for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, 1,820 customers contracted for more than $100,000 in ACV for ZoomInfo services.
We have experienced rapid organic growth, supplemented by additional growth from acquisitions. We generated revenue of $1,239.5 million for the year ended December 31, 2023, as compared to revenue for the year ended December 31, 2022 of $1,098.0 million, and GAAP income from operations of $259.5 million for the year ended December 31, 2023, as compared to GAAP income from operations of $175.8 million for the year ended December 31, 2022. GAAP operating income margin was 21% for the year ended December 31, 2023, as compared to 16% in 2022. GAAP net income for the year ended December 31, 2023 was $107.3 million, as compared to GAAP net income of $63.2 million for the year ended December 31, 2022. In addition to our consolidated U.S. GAAP financial measures, we review various non-GAAP financial measures, including Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income. See “Non-GAAP Financial Measures” below. Our Adjusted Operating Income was $498.6 million for the year ended December 31, 2023, as compared to $447.8 million for the year ended December 31, 2022. Our Adjusted Operating Income Margin was 40% for the year ended December 31, 2023, as compared to 41% in 2022. Adjusted net income was $413.1 million for the year ended December 31, 2023, as compared to $363.5 million for the year ended December 31, 2022. See “Non-GAAP Financial Measures” below for definitions.

The discussion of our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, can be found in the Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Developments
Impact of Macroeconomic Conditions
Our business and financial condition have and may continue to be impacted by adverse macroeconomic conditions. See “Risk Factors - Geopolitical Risks” in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the possible impact of these issues on our business.

First Lien Term Loan
In December 2023, we entered into an amendment to our existing First Lien Credit Agreement (the "Sixth Amendment"), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the applicable rate for Base Rate loans by 50 basis points and SOFR based loans by 60 basis points.
In February 2023, we entered into an amendment to our existing First Lien Credit Agreement (the “Fifth Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which provided for an extension of the maturity date to February 28, 2030 and a decrease in the applicable margin rate by 0.25%. Under the terms of the Fifth Amendment, the Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate initial outstanding amount.
First Lien Revolving Credit Facility
Pursuant to the Fifth Amendment, the Company also extended the maturity date of $213.0 million of our $250.0 million existing commitments of the first lien revolving credit facility to February 28, 2028. Pursuant to the Sixth Amendment, $26.0 million of the non-extended commitments were extended to February 28, 2028. With respect to the $11.0 million commitments which were not extended as of December 31, 2023, the maturity date is November 2, 2025.
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
During the year ended December 31, 2023, the Company repurchased and subsequently retired 22,627,664 shares of Common Stock at an average price of $17.68 for an aggregate $400.1 million. As of December 31, 2023, $199.9 million remained available and authorized for repurchases under the Share Repurchase Program.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform in the United States and around the world. The majority of revenue growth when comparing the year ended December 31, 2023 to the year ended December 31, 2022 was the result of new customers added over the last 24 months. Our operating results and growth prospects will depend, in part, on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory networks. We plan to continue to invest in our efficient go-to-market effort to acquire new customers. As of December 31, 2023, 2022 and 2021, we had over 35,000, 30,000, and 25,000 customers, respectively. We define a customer as a company that maintains one or more active paid subscriptions to our platform.

Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total annual contract value ("ACV") for those customers at the end of the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net annual retention rate was 87% as of December 31, 2023. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See section "Recent Developments - Impact of Macroeconomic Conditions." We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of December 31, 2023, we had 1,820 customers with over $100,000 in ACV.
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
In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreements described in Note 17 - Tax Receivable Agreements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.

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
Components of Our Results of Operations
Revenue
We derive primarily all of our revenue from subscription services and the remainder from recurring usage-based services and other revenue. Our subscription services consist of our SaaS applications. Pricing of our subscription contracts are generally based on the functionality provided, the number of users that access our applications, and the amount of data that the customer integrates into their systems. Our subscription contracts typically have a term ranging from one to three years and are non-cancelable. We typically bill for services in advance either annually, semi-annually, or quarterly, and we typically require payment at the beginning of each annual, semi-annual, or quarterly period.
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

Unearned revenue results from cash received or amounts billed to customers in advance of revenue recognized upon the satisfaction of performance obligations. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size, and contract timing within the period. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.
Cost of Service
Cost of service, excluding amortization of acquired technology. Cost of service, excluding amortization of acquired technology, includes direct expenses related to the support and operations of our SaaS services and research teams including salaries, benefits, equity-based compensation, and related expenses, such as employer taxes, allocated overhead for facilities, IT, third-party hosting fees, third-party data costs, and amortization of internally developed capitalized software.
We anticipate that we will continue to invest in costs of service and that costs of service as a percentage of revenue will remain consistent or modestly decrease as we realize operating leverage in the business.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, amortization of other acquired intangibles, and restructuring and transaction-related expenses. The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation and amortization expense, and marketing.
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
We expect general and administrative expenses as a percentage of revenue to remain consistent or modestly decrease as we realize operating leverage in the business.
Amortization of other acquired intangibles. Amortization of acquired intangibles consists of amortization of customer relationships and brand portfolios.
We anticipate that amortization of other acquired intangibles will increase if we make additional acquisitions in the future.
Restructuring and transaction-related expenses. Restructuring and transaction-related expenses primarily consist of various restructuring and acquisition activities we have undertaken to achieve strategic or financial objectives. Restructuring and acquisition activities include, but are not limited to, consolidation of offices and responsibilities, office relocation, administrative cost structure realignment, and acquisition-related professional services fees.
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
Interest Expense, Net
Interest expense, net represents the interest payable on our debt obligations and the amortization of debt discounts and debt issuance costs, less interest income.
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
We anticipate that losses related to debt modification and extinguishment will only occur if we extinguish indebtedness before the contractual repayment dates or amend our existing financing arrangements.

Other (Income) Loss, Net
Other (income) loss, net consists primarily of the revaluation of tax receivable agreement liabilities, investment income, and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.
Changes to existing tax law including changes to the corporate income tax rates and the Company’s state tax footprint could lead to substantial revaluations of the tax receivable agreement liability recorded through Other (income) loss, net. Additionally, the magnitude of Other (income) loss, net may increase as we expand operations internationally and add complexity to our operations. Refer to the Provision (Benefit) for Income Taxes section below for further information.
Provision (Benefit) for Income Taxes
The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future deductible temporary differences, net operating losses and credits by assessing the carryforward period and adequacy of future expected taxable income from all sources, including reversing taxable temporary differences, future growth, and forecasted earnings, as well as, historical earnings, taxable income in prior years, if carryback is permitted under the law, and prudent and feasible tax planning strategies. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
The Company has significant U.S. deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We regularly review whether it is more likely than not that our U.S. deferred tax assets will be realizable, and as of December 31, 2023 determined it was appropriate to create a valuation allowance for certain state-level attributes.
The value of our deferred tax assets are regularly remeasured to consider the impact of statutory changes and other guidance, as well as changes in our state income apportionment factors. Given the amount of our deferred tax assets, minor changes can materially affect our Provision (Benefit) for income taxes. A significant portion of our deferred tax assets are associated with our Tax Receivable Agreements, and upon a remeasurement of our deferred tax assets, the Tax Receivable Agreements liability is typically concurrently remeasured with an partially offsetting impact within Other (income) loss, net on the Consolidated Statement of Operations. Refer to Note 17 - Tax Receivable Agreements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
We have regularly taken tax positions, including with respect to our various corporate events and restructurings in the ordinary course of determining our Provision (Benefit) for income taxes. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position is sustainable upon examination by the taxing authority based on the technical merits. We regularly review our tax positions with consideration of a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our Provision (Benefit) for income taxes in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

Results of Operations
The following table presents our results of operations for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Revenue	$1,239.5	$1,098.0	$747.2
Cost of service:
Cost of service(1)	139.0	140.2	101.4
Amortization of acquired technology	39.1	48.2	35.3
Gross profit	$1,061.4	$909.6	$610.5
Operating expenses:
Sales and marketing(1)	406.4	379.3	241.1
Research and development(1)	189.8	205.2	119.7
General and administrative(1)	173.5	123.2	92.4
Amortization of other acquired intangibles	21.9	22.0	20.3
Restructuring and transaction-related expenses	10.3	4.1	23.7
Total operating expenses	801.9	733.8	497.2
Income (Loss) from operations	$259.5	$175.8	$113.3
Interest expense, net	45.2	47.6	43.9
Loss on debt modification and extinguishment	4.3	—	7.7
Other (income) loss, net	(178.8)	(66.4)	(39.3)
Income (Loss) before income taxes	$388.8	$194.6	$101.0
Provision (Benefit) for income taxes	281.5	131.4	6.1
Net income (loss)	$107.3	$63.2	$94.9
Less: Net income (loss) attributable to noncontrolling interests	—	—	(21.9)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$107.3	$63.2	$116.8
__________________
(1)Includes equity-based compensation expense as follows:

	Year Ended December 31,
($ in millions)	2023	2022	2021
Cost of service	$15.7	$20.2	$13.2
Sales and marketing	71.3	80.4	38.2
Research and development	45.1	65.7	24.3
General and administrative	35.5	26.0	17.3
Total equity-based compensation expense	$167.6	$192.3	$93.0
Year Ended December 31, 2023 versus Year Ended December 31, 2022
Revenue. Revenue was $1,239.5 million for the year ended December 31, 2023, an increase of $141.4 million, or 13%, as compared to $1,098.0 million for the year ended December 31, 2022. The increase was primarily due to the addition of new customers over the past 12 months offset by fewer upsells, reduction in spend, and cancellations among existing customers.

Cost of service. Cost of service was $178.1 million for the year ended December 31, 2023, a decrease of $10.3 million, or 5%, as compared to $188.4 million for the year ended December 31, 2022. Excluding equity-based compensation expenses, cost of service was $162.4 million for the year ended December 31, 2023, a decrease of $5.8 million, or 3%, as compared to $168.2 million for the year end December 31, 2022. The decrease was primarily due to the completion of amortization expense related to intangible assets from 2019 acquisitions, offset by increased hosting expenses to support new and growing customers and increased depreciation expense.
Gross profit. Gross profit for the year ended December 31, 2023 was $1,061.4 million and represented a gross margin of 86%. Gross profit for the year ended December 31, 2022 was $909.6 million and represented a gross margin of 83%. The increase in gross profit in the year ended December 31, 2023 relative to the year ended December 31, 2022 was an increase of $151.8 million, or 17%, driven primarily due to higher revenues. The gross margin improvement in the year ended December 31, 2023 was primarily due to a lower headcount within cost of service.
Operating expenses. Operating expenses were $801.9 million for the year ended December 31, 2023, an increase of $68.1 million, or 9%, as compared to $733.8 million for the year ended December 31, 2022. Excluding equity-based compensation expenses, operating expenses were $650.0 million for the year ended December 31, 2023, an increase of $88.3 million, or 16%, as compared to $561.7 million for the year ended December 31, 2022.
•Sales and marketing for the year ended December 31, 2023 was $406.4 million representing an increase of $27.1 million, or 7%, as compared to $379.3 million for the year ended December 31, 2022. Sales and marketing, excluding equity-based compensation, for the year ended December 31, 2023 was $335.1 million representing an increase of $36.2 million, or 12%, as compared to $298.9 million for the year ended December 31, 2022 primarily due to additional salary, benefit, facilities, and technology expenses related to headcount added to drive continued incremental sales, as well as additional commission expense and amortization of deferred commissions related to obtaining contracts with customers.
•Research and development for the year ended December 31, 2023 was $189.8 million representing a decrease of $15.4 million, or 8%, as compared to $205.2 million for the year ended December 31, 2022. Research and development, excluding equity-based compensation, for the year ended December 31, 2023 was $144.7 million representing an increase of $5.2 million, or 4%, as compared to $139.5 million for the year ended December 31, 2022 primarily due to salary, benefit, facilities, and technology expenses related to headcount that supports continued innovation of our services.
•General and administrative for the year ended December 31, 2023 was $173.5 million representing an increase of $50.3 million, or 41%, as compared to $123.2 million for the year ended December 31, 2022. General and administrative, excluding equity-based compensation, for the year ended December 31, 2023 was $138.0 million representing an increase of $40.8 million, or 42%, as compared to $97.2 million for the year ended December 31, 2022 primarily due to additional bad debt accruals, as well as salary, benefit, facilities, and technology expenses.
•Amortization of other acquired intangibles was $21.9 million, representing a decrease of $0.1 million, or less than 1%, for the year ended December 31, 2023 as compared to December 31, 2022.
•Restructuring and transaction-related expenses were $10.3 million for the year ended December 31, 2023, representing an increase of $6.2 million, or 151%, as compared to $4.1 million for the year ended December 31, 2022. Expenses for the year ended December 31, 2023 were primarily comprised of costs incurred related to the June 2023 reduction in force and lease impairments.
Equity-based compensation expense. Equity-based compensation expense was $167.6 million for the year ended December 31, 2023, a decrease of $24.7 million, or 13%, as compared to $192.3 million for the year ended December 31, 2022, primarily due to lower grant date fair values of grants in the current year compared to 2022, capitalization of equity-based compensation, and terminations.

Income (Loss) from operations. Income from operations was $259.5 million for the year ended December 31, 2023, an increase of $83.7 million, or 48%, as compared to $175.8 million for the year ended December 31, 2022. The increase was primarily due to the increase in revenues, partially offset by higher operating expenses. Operating income margin was 21% for the year ended December 31, 2023 as compared to 16% for the year ended December 31, 2022 primarily due to improved profit margins.
Other (income) loss, net. Other income, net was $178.8 million for the year ended December 31, 2023 which primarily consists of the TRA remeasurement gain of $160.7 million and investment income of $22.0 million, partially offset by losses on foreign currency transactions of $3.9 million, as compared to other income, net of $66.4 million for the year ended December 31, 2022 which primarily consists of the TRA remeasurement gain of $65.6 million and investment income of $4.2 million, partially offset by losses on foreign currency transactions of $3.4 million.
Interest expense, net. Interest expense, net was $45.2 million for the year ended December 31, 2023, a decrease of $2.4 million, or 5%, as compared to $47.6 million for the year ended December 31, 2022. The decrease was primarily due to the completion of two debt repricings which resulted in lowering the margin on our variable rate debt as well as lower principal debt outstanding as a result of repayments during the year.
Provision (Benefit) for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the year ended December 31, 2023 was $281.5 million, representing an effective tax rate of 72.4%, as compared to provision for income taxes of $131.4 million, representing an effective tax rate of 67.5%, for the year ended December 31, 2022. The increase in income tax expense was primarily due to remeasurement of the deferred tax assets resulting from state law changes, higher non-deductible equity compensation, and the application of valuation allowances. The annual effective tax rate differed from the U.S. federal statutory rate due to non-deductible equity compensations costs, U.S. state taxes including the remeasurement of deferred tax assets for the effect of state law changes, foreign taxes, the net U.S. and Israel tax effects resulting from a tax ruling relating to research and developments activities conducted in Israel, tax costs accrued for future repatriations of foreign earnings; offset by research and development credits. Refer to Note 18 - Income Taxes of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information related to the components of our income tax provision.
Net income (loss). Net income was $107.3 million for the year ended December 31, 2023, an increase of $44.1 million or 70%, as compared to $63.2 million for the year ended December 31, 2022. The increase was primarily due to higher operating income and the TRA remeasurement gain, partially offset by an increase in income tax expense.
Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. GAAP, we believe certain non-GAAP measures are useful in evaluating our operating performance. These measures include, but are not limited to, Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, and Adjusted Net Income and are used by management in making operating decisions, allocating financial resources, internal planning and forecasting, and for business strategy purposes. We believe that non-GAAP financial information is useful to investors because it eliminates certain items that affect period-over-period comparability, and it provides consistency with past financial performance and additional information about our underlying results and trends by excluding certain items that may not be indicative of our business, results of operations, or outlook.
We view Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, and Adjusted Net Income as operating performance measures. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted Operating Income is U.S. GAAP operating income. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted Operating Income Margin is U.S. GAAP operating income divided by U.S. GAAP revenue. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA and Adjusted Net Income is U.S. GAAP Net Income.

Non-GAAP financial measures are not meant to be considered in isolation or as a substitute for the comparable GAAP measures, but rather as supplemental information to our business results. This information should be read only in conjunction with our consolidated financial statements prepared in accordance with U.S. GAAP. There are limitations to these non-GAAP financial measures because they are not prepared in accordance with U.S. GAAP and may not be comparable to similarly titled measures of other companies due to potential differences in methods of calculation and items or events being adjusted. In addition, other companies may use different measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with U.S. GAAP.
Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income
We define Adjusted Operating Income as income (loss) from operations adjusted for (i) the impact of fair value adjustments to acquired unearned revenue, (ii) amortization of acquired technology and other acquired intangibles, (iii) equity-based compensation expense, (iv) restructuring and transaction-related expenses, and (v) integration costs and acquisition-related expenses. We exclude the impact of fair value adjustments to acquired unearned revenue and amortization of acquired technology and other acquired intangibles, as well as equity-based compensation expense, because these are non-cash expenses or non-cash fair value adjustments and we believe that excluding these items provides meaningful supplemental information regarding performance and ongoing cash-generation potential. We exclude restructuring and transaction-related expenses, as well as integration costs and acquisition-related expenses, because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted Operating Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Operating Income should not be considered as an alternative to operating income as an indicator of operating performance. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.
We define Adjusted Net Income as net income (loss) adjusted for (i) the impact of fair value adjustments to acquired unearned revenue, (ii) loss on debt modification and extinguishment, (iii) amortization of acquired technology and other acquired intangibles, (iv) equity-based compensation expense, (v) restructuring and transaction-related expenses, (vi) integration costs and acquisition-related expenses, (vii) TRA liability remeasurement (benefit) expense and (viii) tax impacts of adjustments to net income (loss). Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.

The following table presents a reconciliation of Income (Loss) from operations to Adjusted Operating Income for the periods presented:

	Year Ended December 31,
(in millions; unaudited)	2023	2022	2021
Income (Loss) from operations (GAAP)	$259.5	$175.8	$113.3
Impact of fair value adjustments to acquired unearned revenue (a)	0.2	2.1	4.6
Amortization of acquired technology	39.1	48.2	35.3
Amortization of other acquired intangibles	21.9	22.0	20.3
Equity-based compensation expense	167.6	192.3	93.0
Restructuring and transaction-related expenses (b)	10.3	4.1	23.7
Integration costs and acquisition-related expenses (c)	—	3.3	16.4
Adjusted Operating Income (Non-GAAP)	$498.6	$447.8	$306.6

Revenue (GAAP)	$1,239.5	$1,098.0	$747.2
Impact of fair value adjustments to acquired unearned revenue	0.2	2.1	4.6
Revenue for adjusted operating margin calculation (Non-GAAP)	$1,239.7	$1,100.1	$751.8
Adjusted Operating Income Margin (Non-GAAP)	40%	41%	41%
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
(b)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. For the year ended December 31, 2022, this expense is primarily related to transition and retention payments related to 2021 and 2022 acquisitions. For the year ended December 31, 2021, this expense related primarily to costs incurred related to 2021 acquisitions and impairment charges related to the Company’s Waltham office relocation.
(c)Represents costs directly associated with integration activities for acquisitions and acquisition-related expenses, which includes transaction bonuses and retention awards. For the year ended December 31, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the year ended December 31, 2021, this expense related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, and professional fees incurred to integrate acquired businesses. Refer to Note 4 - Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cost of service	$—	$0.2	$2.1
Sales and marketing	—	0.5	6.1
Research and development	—	2.3	5.8
General and administrative	—	0.3	2.4
Total integration costs and acquisition-related expenses	$—	$3.3	$16.4
Adjusted Operating Income for the year ended December 31, 2023 was $498.6 million and represented an Adjusted Operating Income Margin of 40%. Adjusted Operating Income for the year ended December 31, 2022 was $447.8 million and represented an Adjusted Operating Income Margin of 41%. The change in Adjusted Operating Income in the year ended December 31, 2023 relative to the year ended December 31, 2022 was an increase of $50.8 million, or 11%, and was driven primarily from the growth of revenue related to new customers, partially offset by increased operating expenses related to selling and supporting those customers, as well as increases in research and development investments, and accruals for bad debt. Adjusted Operating Income Margin decreased to 40% in the year ended December 31, 2023 relative to the year ended December 31, 2022 due to increased general and administrative expenses from higher bad debt accruals, partially offset by efficiencies within cost of service and research and development.

The following table presents a reconciliation of Net income (loss) to Adjusted Net Income for the periods presented:

	Year Ended December 31,
(in millions; unaudited)	2023	2022	2021
Net income (loss) (GAAP)	$107.3	$63.2	$94.9
Impact of fair value adjustments to acquired unearned revenue (a)	0.2	2.1	4.6
Loss on debt modification and extinguishment	4.3	—	7.7
Amortization of acquired technology	39.1	48.2	35.3
Amortization of other acquired intangibles	21.9	22.0	20.3
Equity-based compensation expense	167.6	192.3	93.0
Restructuring and transaction-related expenses (b)	10.3	4.1	23.7
Integration costs and acquisition-related expenses (c)	—	3.3	16.4
TRA liability remeasurement (benefit) expense	(160.7)	(65.6)	(39.5)
Tax impacts of adjustments to net income (loss) (d)	223.1	93.8	(25.3)
Adjusted Net Income (Loss) (Non-GAAP)	$413.1	$363.5	$231.1
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
(b)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. For the year ended December 31, 2022, this expense is primarily related to transition and retention payments related to 2021 and 2022 acquisitions. For the year ended December 31, 2021, this expense related primarily to costs incurred related to 2021 acquisitions and impairment charges related to the Company’s Waltham office relocation.
(c)Represents costs directly associated with integration activities for acquisitions and acquisition-related expenses, which includes transaction bonuses and retention awards. For the year ended December 31, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the year ended December 31, 2021, this expense related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, and professional fees incurred to integrate acquired businesses. Refer to Note 4 - Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cost of service	$—	$0.2	$2.1
Sales and marketing	—	0.5	6.1
Research and development	—	2.3	5.8
General and administrative	—	0.3	2.4
Total integration costs and acquisition-related expenses	$—	$3.3	$16.4
(d)Represents tax expense associated with GAAP Net income (loss) excluded from Adjusted Net Income (Loss) (Non-GAAP). This includes the tax effects associated with equity compensation, remeasurement of deferred tax assets for the effect of state law changes, and TRA liability remeasurement.

Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Management further adjusts EBITDA to exclude certain items of a significant or unusual nature, including other (income) expense, net, loss on debt modification and extinguishment, impact of certain non-cash items, such as fair value adjustments to acquired unearned revenue and equity-based compensation, restructuring and transaction-related expenses, and integration costs and acquisition-related compensation. We exclude these items because these are non-cash expenses or non-cash fair value adjustments, which we do not consider indicative of performance and ongoing cash-generation potential or are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted EBITDA is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of Net income (loss) to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in millions; unaudited)	2023	2022	2021
Net income (loss) (GAAP)	$107.3	$63.2	$94.9
Provision (Benefit) for income taxes	281.5	131.4	6.1
Interest expense, net	45.2	47.6	43.9
Depreciation expense	19.6	17.6	13.7
Amortization of acquired technology	39.1	48.2	35.3
Amortization of other acquired intangibles	21.9	22.0	20.3
Other (income) loss, net (a)	(178.8)	(66.4)	(39.3)
Loss on debt modification and extinguishment	4.3	—	7.7
Impact of fair value adjustments to acquired unearned revenue (b)	0.2	2.1	4.6
Equity-based compensation expense	167.6	192.3	93.0
Restructuring and transaction related expenses (c)	10.3	4.1	21.6
Integration costs and acquisition-related expenses (d)	—	3.3	16.4
Adjusted EBITDA (Non-GAAP)	$518.2	$465.4	$318.2
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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. For the year ended December 31, 2022, this expense is primarily related to transition and retention payments related to 2021 and 2022 acquisitions. For the year ended December 31, 2021, this expense related primarily to costs incurred related to 2021 acquisitions and impairment charges related to the Company’s Waltham office relocation.

(d)Represents costs directly associated with integration activities for acquisitions and acquisition-related expenses, which includes transaction bonuses and retention awards. For the year ended December 31, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects.For the year ended December 31, 2021, this expense related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, and professional fees incurred to integrate acquired businesses. Refer to Note 4 - Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information. This expense is included in cost of service, sales and marketing expense, research and development expense, and general and administrative expense as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cost of service	$—	$0.2	$2.1
Sales and marketing	—	0.5	6.1
Research and development	—	2.3	5.8
General and administrative	—	0.3	2.4
Total integration costs and acquisition-related expenses	$—	$3.3	$16.4
Adjusted EBITDA for the year ended December 31, 2023 was $518.2 million, an increase of $52.8 million, or 11%, relative to the year ended December 31, 2022. This growth was driven primarily from the growth in revenue that resulted from additional customers in 2023 and 2022, partially offset by increased operating expenses related to selling and supporting those customers, as well as increases in research and development investments, and accruals for bad debt.
Liquidity and Capital Resources
As of December 31, 2023, we had $447.1 million of cash and cash equivalents, $82.2 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2023, we had unearned revenue of $441.9 million, of which $439.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net cash provided by (used in) operating activities	$434.9	$417.0	$299.4
Net cash provided by (used in) investing activities	24.4	(281.1)	(695.8)
Net cash provided by (used in) financing activities	(427.2)	(25.9)	439.5
Net increase in cash, cash equivalents, and restricted cash	$32.1	$110.0	$43.1
Cash flows from operating activities
Net cash provided by operating activities was $434.9 million for the year ended December 31, 2023 as a result of net income of $107.3 million and non-cash adjustments of $485.2 million, partially offset by the net change in our operating assets and liabilities of $157.6 million. The non-cash adjustments are primarily comprised of deferred tax assets net of deferred tax liabilities of $276.7 million, equity-based compensation of $167.6 million, depreciation and amortization of $80.6 million, and amortization of deferred commission costs of $75.3 million, partially offset by tax receivable agreement remeasurement of $160.7 million. The net change in operating assets and liabilities was primarily the result of an increase in accounts receivable of $82.8 million, an increase in deferred costs and other assets of $78.2 million, and a decrease in accrued expenses and other liabilities of $11.2 million. partially offset by an increase in unearned revenue of $22.0 million.

Net cash provided by operating activities was $417.0 million for the year ended December 31, 2022 as a result of net income of $63.2 million, adjusted by non-cash charges of $412.6 million and the change in our operating assets net of operating liabilities of $58.8 million. The non-cash charges are primarily comprised of equity-based compensation of $192.3 million, a decrease in deferred tax assets net of deferred tax liabilities of $123.3 million, depreciation and amortization of $87.8 million, and amortization of deferred commission costs of $65.9 million, partially offset by tax receivable agreement remeasurement of $65.6 million. The change in operating assets net of operating liabilities was primarily the result of an increase in deferred costs and other assets of $81.9 million, an increase in accounts receivable of $39.3 million, and an increase in prepaid expenses and other assets of $8.0 million, partially offset by an increase in unearned revenue of $48.8 million, an increase in accounts payable of $19.5 million, and an increase in accrued expenses and other liabilities of $2.8 million.
We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the years ended December 31, 2023 2022, and 2021 we incurred the following cash expenditures:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash interest expense	$48.5	$50.0	$33.3
Restructuring and transaction-related expenses paid in cash(a)	6.1	14.6	24.2
Integration costs and acquisition-related expenses paid in cash(b)	0.5	3.7	13.7
__________________
(a)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2023, these payments related primarily to a June 2023 reduction in force, legal costs paid related to 2021 and 2022 acquisitions, and Waltham sublease costs. For the year ended December 31, 2022, these payments related primarily to transition bonuses paid related to 2021 and 2022 acquisitions offset by payment received for the Waltham sublease termination. For the year ended December 31, 2021, these payments related primarily to transaction costs related to 2021 acquisitions and tax payments related to entity conversions.
(b)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the year ended December 31, 2023, these payments related to deferred compensation from the acquisition of Insent. For the year ended December 31, 2022, these payments related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. For the year ended December 31, 2021, these payments related primarily to retention awards from the acquisitions of Clickagy and Everstring, cash vesting payments from the acquisition of Pre-Acquisition ZI, as well as professional fees related to 2021 acquisitions. Refer to Note 4 - Business Combinations – Business Combinations to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K).
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
Cash flows from investing activities
Net cash provided by investing activities for the year ended December 31, 2023 was $24.4 million, consisting of maturities of short-term investments of $194.5 million, partially offset by purchases of short-term investments of $145.0 million and purchases of property and equipment and other assets of $26.5 million.
Net cash used in investing activities for the year ended December 31, 2022 was $281.1 million, consisting of cash paid for acquisitions of $143.7 million, purchases of short-term investments of $139.3 million, and purchases of property and equipment and other assets of $28.9 million, partially offset by maturities of short-term investments of $30.8 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.

Cash flows from financing activities
Net cash used in financing activities for the year ended December 31, 2023 was $427.2 million which was primarily comprised of payments relating to the repurchase of common stock of $400.1 million and payment of taxes related to net share settlement of equity awards of $24.5 million, partially offset by proceeds from issuance of common stock under the employee stock purchase plan of $7.2 million.
Net cash used in financing activities for the year ended December 31, 2022 was $25.9 million primarily comprised of taxes paid related to net share settlement of equity awards of $17.4 million, payments related to our tax receivable agreements of $12.2 million, payments of deferred consideration of $1.1 million, and payments of issuance fees from prior transactions of $0.7 million, partially offset by proceeds from issuance of common stock under the employee purchase plan of $4.2 million, and proceeds from exercise of stock options of $1.3 million.
Refer to Note 8 - Financing Arrangements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information related to each of our borrowings.
Debt Obligations
As of December 31, 2023, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. As of December 31, 2023, the Company has a remaining balance of $594.0 million with respect to its first lien term loans. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate initial outstanding amount, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 1.25% for Base Rate loans or 2.25% for SOFR loans. The effective interest rate on the first lien debt was 7.83% and 7.38% as of December 31, 2023 and December 31, 2022, respectively.
The first lien revolving credit facility, which had no amount outstanding as of December 31, 2023, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended December 31, 2023 was $518.2 million. Our total net leverage ratio to Adjusted EBITDA as of December 31, 2023 was 1.4x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,244.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	538.4
Net Debt	$705.6
Trailing Twelve Months (TTM) Adjusted EBITDA	$518.2
Total net leverage ratio to Adjusted EBITDA	1.4x

Our consolidated first lien net leverage ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended December 31, 2023 was $542.3 million. Our consolidated first lien net leverage ratio as of December 31, 2023 was 0.1x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$594.0
Less: Cash and cash equivalents, and short-term investments	529.3
Net Debt	$64.7
Trailing Twelve Months (TTM) Cash EBITDA	$542.3
Consolidated first lien net leverage ratio	0.1x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended December 31, 2023 was $542.3 million. Our total net leverage ratio to Cash EBITDA as of December 31, 2023 was 1.3x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,244.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	538.4
Net Debt	$705.6
Trailing Twelve Months (TTM) Cash EBITDA	$542.3
Total net leverage ratio to Cash EBITDA	1.3x

Trailing Twelve Months as of
(in millions)	December 31, 2023
Net income (loss) (GAAP)	$107.3
Provision (Benefit) for income taxes	281.5
Interest expense, net	45.2
Depreciation expense	19.6
Amortization of acquired technology	39.1
Amortization of other acquired intangibles	21.9
Other (income) loss, net (a)	(178.8)
Loss on debt modification and extinguishment	4.3
Impact of fair value adjustments to acquired unearned revenue(b)	0.2
Equity-based compensation expense	167.6
Restructuring and transaction-related expenses(c)	10.3
Adjusted EBITDA (Non-GAAP)	$518.2
Unearned revenue adjustment	21.8
Cash rent adjustment	1.8
Other lender adjustments	0.5
Cash EBITDA (Non-GAAP)	$542.3

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
(c)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices.
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
Capital Expenditures
Capital expenditures decreased by $2.4 million, or 8%, to $26.5 million in the year ended December 31, 2023 compared to the year ended December 31, 2022, as a result of reduced capitalization of development expenses and variability of timing with respect to facilities projects.
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
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of OpCo Units for shares of Common Stock and our expected utilization of certain tax attributes, the payments that ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. As of December 31, 2023, the Company had a liability of $2,818.0 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and OpCo Units. During the year ended December 31, 2023, no payment was made pursuant to the Tax Receivable Agreements. During the year ended December 31, 2022 we paid a total of $12.2 million, pursuant to the Tax Receivable Agreements. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of OpCo Units. Refer to Note 17 - Tax Receivable Agreements to our audited consolidated financial statements included in Part II Item 8 of this Form 10-K for additional information.
Contractual Obligations and Commitments
The following table summarizes our material contractual obligations as of December 31, 2023 and the years in which these obligations are due:

		Payments due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term indebtedness(1)	$1,244.0	$6.0	$12.0	$12.0	$1,214.0
Operating leases(2)	138.7	3.2	38.3	30.2	67.0
Deferred consideration and employee compensation(3)	2.4	2.3	0.1	—	—
Purchase obligations(4)	58.2	47.3	10.9	—	—
Total contractual obligations	$1,443.3	$58.8	$61.3	$42.2	$1,281.0
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

(2)Represents future payments on existing operating leases through the scheduled expiration dates thereof. This amount excludes executed lease agreements that commence after December 31, 2023.
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
The amounts included in the table above represent agreements that are enforceable and legally binding. Any obligations under contracts that we can cancel without significant penalty are not included here, because the ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above. Purchase orders issued in the ordinary course of business are not included in the table above as they represent authorizations to purchase the items rather than binding agreements. However, if such claims arise in the future, they could have a material effect on our financial position, results of operations, and cash flows.
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
Business Combinations
We allocate the purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed, and equity interests issued, after considering any transactions that are separate from the business combination. The fair value of equity issued as part of a business combination is determined based on grant date stock price of the Company. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates.
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
Tax Receivable Agreements
In connection with our IPO, we entered into two Tax Receivable Agreements with certain non-controlling interest owners (the “TRA Holders”). The TRAs generally provide for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings. We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of Other (income) loss, net. Refer to Note 17 - Tax Receivable Agreements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further details on the TRA liability.
Income Taxes
ZoomInfo Technologies Inc. is a corporation, and it and its U.S. affiliates are subject to U.S. federal as well as state income tax. Additionally, our operations in Australia, Canada, India, Israel, and the U.K. are subject to local country income taxes.
The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax law is recognized in the Consolidated Statements of Operations in the period that includes the enactment date.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits within Provision (Benefit) for income taxes on the Consolidated Statements of Operations. Refer to Note 18 - Income Taxes to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding income taxes.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our first lien term loan, which bears a variable interest rate based on SOFR. As of December 31, 2023, the total principal balance outstanding was $594.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 8 - Financing Arrangements to our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K). Based on the outstanding balances and interest rates of our debt as of December 31, 2023, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our first lien term loan since loan inception. As of December 31, 2023, all cash flow hedging relationships are designated as accounting hedges.
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
To manage the foreign currency exchange rate risk and to reduce the volatility associated with the fluctuation of foreign currencies, we initiated a foreign currency hedging program during the third quarter of 2023, which subsequently settled during the fourth quarter of 2023. This program aimed to mitigate potential adverse effects on our financial results from significant currency movements.
Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to Other (income) loss, net. Although the impact of currency fluctuations on our financial results has been immaterial in the past and we believe that for the reasons cited above, currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations or our hedging activities will not be material in the future.

Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade and other receivables. We hold cash with reputable financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with multiple high-quality financial institutions and periodically evaluating the credit quality of those institutions. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ZoomInfo Technologies Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of ZoomInfo Technologies Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the realizability of deferred tax assets
As discussed in Note 18 to the consolidated financial statements, at December 31, 2023, the Company had deferred tax assets of $3,795.5 million. These deferred tax assets consist primarily of $3,339.3 million of deductible temporary differences related to intangibles. The Company recognizes deferred tax assets to the extent it is more likely than not that the assets will be realized. The Company considered positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations.
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
Portland, Oregon
February 15, 2024

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except shares data)
	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$447.1	$418.0
Short-term investments	82.2	127.7
Restricted cash, current	0.2	—
Accounts receivable	272.0	222.9
Prepaid expenses and other current assets	59.6	57.8
Income tax receivable	3.2	5.6
Total current assets	$864.3	$832.0

Restricted cash, non-current	8.9	6.1
Property and equipment, net	65.1	52.1
Operating lease right-of-use assets, net	80.7	63.0
Intangible assets, net	334.6	395.6
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,707.1	3,977.9
Deferred costs and other assets, net of current portion	114.9	117.0
Total assets	$6,868.3	$7,136.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34.4	$35.6
Accrued expenses and other current liabilities	113.8	104.1
Unearned revenue, current portion	439.6	416.8
Income taxes payable	2.0	5.9
Current portion of tax receivable agreements liability	31.4	—
Current portion of operating lease liabilities	11.2	10.3
Current portion of long-term debt	6.0	—
Total current liabilities	$638.4	$572.7

Unearned revenue, net of current portion	2.3	3.1
Tax receivable agreements liability, net of current portion	2,786.6	2,978.7
Operating lease liabilities, net of current portion	89.9	67.9
Long-term debt, net of current portion	1,226.4	1,235.7
Deferred tax liabilities	1.9	1.0
Other long-term liabilities	3.5	5.5
Total liabilities	$4,749.0	$4,864.6

Commitments and Contingencies (Note 11)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of December 31, 2023 and 2022; 384,830,529 and 404,083,262 issued and outstanding as of December 31, 2023 and 2022, respectively*	$3.8	$4.0
Preferred stock, par value $0.01; 200,000,000 shares authorized as of December 31, 2023 and 2022; zero issued and outstanding as of December 31, 2023 and 2022	—	—
Additional paid-in capital	1,804.9	2,052.1
Accumulated other comprehensive income	27.3	39.7
Retained earnings	283.3	176.0
Total stockholders' equity	$2,119.3	$2,271.8
Total liabilities and stockholders' equity	$6,868.3	$7,136.4
________________
(*) Until May 2022, for the periods presented, there were 2,500,000,000 Class A shares, 500,000,000 Class B shares, and 300,000,000 Class C shares authorized, but zero issued and outstanding Class B and Class C shares following the Holding Company Reorganization.
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$1,239.5	$1,098.0	$747.2
Cost of service:
Cost of service(2)	139.0	140.2	101.4
Amortization of acquired technology	39.1	48.2	35.3
Gross profit	$1,061.4	$909.6	$610.5
Operating expenses:
Sales and marketing(2)	406.4	379.3	241.1
Research and development(2)	189.8	205.2	119.7
General and administrative(2)	173.5	123.2	92.4
Amortization of other acquired intangibles	21.9	22.0	20.3
Restructuring and transaction-related expenses	10.3	4.1	23.7
Total operating expenses	801.9	733.8	497.2
Income (Loss) from operations	$259.5	$175.8	$113.3
Interest expense, net	45.2	47.6	43.9
Loss on debt modification and extinguishment	4.3	—	7.7
Other (income) loss, net	(178.8)	(66.4)	(39.3)
Income (Loss) before income taxes	$388.8	$194.6	$101.0
Provision (Benefit) for income taxes	281.5	131.4	6.1
Net income (loss)	$107.3	$63.2	$94.9
Less: Net income (loss) attributable to noncontrolling interests	—	—	(21.9)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$107.3	$63.2	$116.8

Net income (loss) per share of Common Stock attributable to ZoomInfo Technologies Inc.(1):
Basic	$0.27	$0.16	$0.46
Diluted	0.27	0.16	0.43
________________
(1)Basic and diluted net income (loss) per share for the year ended December 31, 2021 assumes all Old ZoomInfo shares at the time of the Holding Company Reorganization equal shares of New ZoomInfo. Refer to Note 13 - Earnings Per Share for the number of shares used in, as well as the basis for, the computation of net income (loss) per share of Common Stock.
(2)Amounts include equity-based compensation expense, as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cost of service	$15.7	$20.2	$13.2
Sales and marketing	71.3	80.4	38.2
Research and development	45.1	65.7	24.3
General and administrative	35.5	26.0	17.3
Total equity-based compensation expense	$167.6	$192.3	$93.0

See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$107.3	$63.2	$94.9
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	6.6	45.6	13.8
Realized loss (gain) on settlement of cash flow hedges	(24.1)	(5.0)	6.1
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.2	0.2	0.2
Other comprehensive income (loss), before tax	(17.3)	40.8	20.1
Tax effect	4.9	(10.6)	(3.9)
Other comprehensive income (loss), net of tax	(12.4)	30.2	16.2
Comprehensive income (loss)	$94.9	$93.4	$111.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	(16.4)
Comprehensive income (loss) attributable to ZoomInfo Technologies Inc.	$94.9	$93.4	$127.5
See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders' Equity (in millions, except shares data)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2022	404,083,262	$4.0	$2,052.1	$39.7	$176.0	$2,271.8
Issuance of common stock upon vesting of RSUs	4,308,143	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	339,282	—	7.2	—	—	7.2
Shares withheld related to net share settlement	(1,279,965)	—	(24.7)	—	—	(24.7)
Exercise of stock options	18,448	—	0.4	—	—	0.4
Forfeitures / cancellations	(10,977)	—	—	—	—	—
Repurchase of common stock	(22,627,664)	(0.2)	(403.1)	—	—	(403.3)
Net income (loss)	—	—	—	—	107.3	107.3
Other comprehensive income (loss)	—	—	—	(12.4)	—	(12.4)
Equity-based compensation	—	—	173.0	—	—	173.0
Balance, December 31, 2023	384,830,529	$3.8	$1,804.9	$27.3	$283.3	$2,119.3

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders' Equity (in millions, except shares data)

	New ZoomInfo Common Stock
	Shares	Amount	Additional paid-in capital	AOCI	Retained Earnings	Total Equity
Balance, December 31, 2021	403,315,989	$4.0	$1,871.6	$9.5	$112.8	$1,997.9
Issuance of Common Stock upon vesting of RSUs	1,250,216	—	—	—	—	—
Issuance of Common Stock related to employee stock purchase plan	155,599	—	4.2	—	—	4.2
Shares withheld related to net share settlement and other	(422,688)	—	(17.4)	—	—	(17.4)
Exercise of stock options	63,193	—	1.4	—	—	1.4
Forfeitures / cancellations	(279,047)	—	—	—	—	—
Net income (loss)	—	—	—	—	63.2	63.2
Other comprehensive income (loss)	—	—	—	30.2	—	30.2
Equity-based compensation	—	—	192.3	—	—	192.3
Balance, December 31, 2022	404,083,262	$4.0	$2,052.1	$39.7	$176.0	$2,271.8

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders' Equity (in millions, except shares data)

	Old ZoomInfo						New ZoomInfo Common Stock
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Shares	Amount	Additional paid-in capital	AOCI	Retained Earnings	Noncontrolling interests	Total Equity
Balance, December 31, 2020	87,697,381	$0.9	216,652,704	$2.2	86,123,230	$0.9	—	$—	$505.2	$(2.4)	$(4.0)	$436.8	$939.6
Effect of LLC Unit Exchanges	287,441,782	2.8	(194,270,370)	(2.0)	(86,123,230)	(0.9)	—	—	1,288.6	0.8	—	(415.2)	874.1
Effect of Corporate Structure Simplification Transactions	—	—	—	—	—	—	—	—	(27.8)	—	—	27.8	—
Issuance of Class A common stock upon vesting of RSUs	306,178	—	—	—	—	—	137,469	—	—	—	—	—	—
Shares withheld related to net share settlement and other	(118,664)	—	—	—	—	—	(46,366)	—	(9.7)	—	—	—	(9.7)
Exercise of stock options	65,994	—	—	—	—	—	36,319	—	2.1	—	—	—	2.1
Forfeitures / cancellations	(10,391)	—	(43,557)	—	—	—	(17,870)	—	—	—	—	—	—
Registered offering costs	—	—	—	—	—	—	—	—	(2.0)	—	—	—	(2.0)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	116.8	(21.9)	94.9
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	10.7	—	5.5	16.2
Paid and accrued tax distributions	—	—	—	—	—	—	—	—	—	—	—	(10.3)	(10.3)
Equity-based compensation	—	—	—	—	—	—	—	—	66.2	—	—	26.8	93.0
Effect of Holding Company Reorganization	(375,382,280)	(3.7)	(22,338,777)	(0.2)	—	—	403,206,437	4.0	49.0	0.4	—	(49.5)	—
Balance, December 31, 2021	—	$—	—	$—	—	$—	403,315,989	$4.0	$1,871.6	$9.5	$112.8	$—	$1,997.9
See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$107.3	$63.2	$94.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	80.6	87.8	69.3
Amortization of debt discounts and issuance costs	2.4	3.0	2.5
Amortization of deferred commissions costs	75.3	65.9	41.7
Asset impairments	5.2	—	2.7
Loss on debt modification and extinguishment	4.3	—	7.7
Deferred consideration valuation adjustments	—	0.2	0.2
Equity-based compensation expense	167.6	192.3	93.0
Deferred income taxes	276.7	123.3	(14.5)
Tax receivable agreement remeasurement	(160.7)	(65.6)	(39.5)
Provision for bad debt expense	33.8	5.7	4.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(82.8)	(39.3)	(66.1)
Prepaid expenses and other current assets	(8.0)	(8.0)	(9.8)
Deferred costs and other assets	(78.2)	(81.9)	(53.4)
Income tax receivable	2.4	(0.7)	(2.3)
Accounts payable	(1.8)	19.5	4.6
Accrued expenses and other liabilities	(11.2)	2.8	32.5
Unearned revenue	22.0	48.8	131.4
Net cash provided by (used in) operating activities	$434.9	$417.0	$299.4

Investing activities:
Purchases of short-term investments	$(145.0)	$(139.3)	$(119.8)
Maturities of short-term investments	194.5	30.8	61.3
Proceeds from sales of short-term investments	1.4	—	70.5
Purchases of property and equipment and other assets	(26.5)	(28.9)	(23.6)
Cash paid for acquisitions, net of cash acquired	—	(143.7)	(684.2)
Net cash provided by (used in) investing activities	$24.4	$(281.1)	$(695.8)

Financing activities:
Payments of deferred consideration	$(0.4)	$(1.1)	$(9.4)
Proceeds from debt issuances	—	—	1,071.8
Payments of debt issuance and modification costs	(3.8)	(0.4)	(11.6)
Repayment of debt	(6.0)	—	(581.4)
Proceeds from exercise of stock options	0.4	1.3	2.1
Taxes paid related to net share settlement of equity awards	(24.5)	(17.4)	(10.4)
Proceeds from issuance of common stock under the ESPP	7.2	4.2	—
Payments of equity issuance costs	—	(0.3)	(1.7)
Tax receivable agreement payments	—	(12.2)	—
Repurchase of common stock	(400.1)	—	—
Tax distributions	—	—	(19.9)
Net cash provided by (used in) financing activities	$(427.2)	$(25.9)	$439.5

Net increase in cash, cash equivalents, and restricted cash	$32.1	$110.0	$43.1
Cash, cash equivalents, and restricted cash at beginning of year	424.1	314.1	271.0
Cash, cash equivalents, and restricted cash at end of year	$456.2	$424.1	$314.1

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$447.1	$418.0	$308.3
Restricted cash, current	0.2	—	—
Restricted cash, non-current	8.9	6.1	5.8
Total cash, cash equivalents, and restricted cash	$456.2	$424.1	$314.1

Supplemental disclosures of cash flow information:
Interest paid in cash	$48.5	$50.0	$33.3
Cash paid for taxes	12.2	11.6	18.1

Supplemental disclosures of non-cash investing and financing activities:
Equity-based compensation included in capitalized software	$5.4	$—	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	1.8	0.9	1.2
Deferred variable consideration from acquisition of a business	—	—	2.2
See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Organization and Background
Business
ZoomInfo Technologies Inc., through its operating subsidiaries, provides a go-to-market intelligence and engagement platform for sales and marketing teams. The Company’s cloud-based platform provides workflow tools with integrated, accurate, and comprehensive information on organizations and professionals to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle. Unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “ZoomInfo,” and the “Company” refer (1) prior to the consummation of the Reorganization Transactions, to ZoomInfo OpCo and its consolidated subsidiaries, (2) after the consummation of the Reorganization Transactions and prior to the consummation of the Holding Company Reorganization, to ZoomInfo Intermediate Inc. (formerly known as ZoomInfo Technologies Inc.) and its consolidated subsidiaries, and (3) after the consummation of the Holding Company Reorganization, to ZoomInfo Technologies Inc. (formerly known as ZoomInfo NewCo Inc.) and its consolidated subsidiaries.
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
In connection with the Reorganization Transactions and the IPO, ZoomInfo Technologies Inc. entered into two tax receivable agreements. Refer to Note 17 - Tax Receivable Agreements for additional information.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the years ended December 31, 2023, 2022, and 2021 or accounted for more than 10% of accounts receivable as of December 31, 2023 and 2022.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for expected credit losses, and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023 and 2022, the allowance for expected credit losses was not significant to the accompanying consolidated financial statements.
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
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization costs are expensed on a straight-line basis over the lesser of the estimated useful life of the asset or the remainder of the lease term for leasehold improvements. Qualifying internal use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services, personnel costs (including equity-based compensation), and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset. Estimated useful lives range from three to ten years.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Deferred Commissions
Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These sales commissions for initial contracts are capitalized and included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets. Deferred sales commissions are amortized on a straight-line basis over the estimated period of benefit from the customer relationship which we have determined to be one and three years for renewals and new clients, respectively. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Amortization expense related to these capitalized commissions is included in Sales and marketing on our Consolidated Statements of Operations.
Commissions payable at December 31, 2023 were $37.7 million, of which the current portion of $34.4 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $3.3 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2022 were $36.2 million, of which the current portion of $32.1 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $4.1 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
The Company capitalized $85.5 million, $79.9 million, and $61.0 million of costs to obtain revenue contracts and amortized $75.3 million, $65.9 million, and $41.7 million to Sales and marketing for the years ended December 31, 2023, 2022, and 2021, respectively. Costs capitalized to obtain a revenue contract, net on the Company’s Consolidated Balance Sheets totaled $83.3 million and $73.3 million as of December 31, 2023 and 2022, respectively. There were no impairments of costs to obtain revenue contracts in the years ended December 31, 2023, 2022, and 2021.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $31.3 million, $28.8 million, and $22.7 million were recorded for the years ended December 31, 2023, 2022, and 2021, respectively. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
Research and Development
Research and development expenses consist primarily of compensation expense for our employees, including employee benefits, certain IT program expenses, facilities and related overhead costs. We continue to focus our research and development efforts on developing new products, adding new features and services, integrating acquired technologies, and increasing functionality. Expenditures for software developed or obtained for internal use are capitalized and amortized over a four-year period on a straight-line basis and recorded within Cost of service on the Consolidated Statements of Operations.
Restructuring and Transaction-Related Expenses
The Company defines Restructuring and transaction-related expenses as costs directly associated with restructuring, acquisition, or disposal activities. Such costs include employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs that are probable and estimable. For one-time termination benefits for key members of management (i.e., no substantive plan) expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Transaction-related bonuses and related employee retention costs are recognized over the relevant service period. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Business Combinations
We allocate purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The purchase price is determined based on the fair value of the assets transferred, liabilities assumed and equity interests issued, after considering any transactions that are separate from the business combination. The fair value of equity issued as part of a business combination is determined based on grant date stock price of the Company. The excess of fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets and contingent liabilities. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired customer bases, acquired technology and acquired trade names, useful lives, royalty rates, and discount rates.
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
Goodwill and Acquired Intangible Assets
Goodwill is calculated as the excess of the purchase consideration paid in a business combination over the fair value of the assets acquired less liabilities assumed. Goodwill is not amortized and is tested for impairment at least annually during the fourth quarter of our fiscal year or when events and circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Company has one reporting unit.
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
Acquired technology, customer relationships, trade names or brand portfolios, and other intangible assets are related to historical acquisitions (refer to Note 7 - Goodwill and Acquired Intangible Assets). Acquired intangible assets are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from 2 years to 15 years. Any costs incurred to renew or extend the life of an intangible or long-lived asset are reviewed for capitalization.
Indefinite-lived intangible assets consist of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Indefinite-lived intangible assets are not subject to amortization. Instead, they are subject to an annual assessment for potential impairment, or more frequently upon the occurrence of a triggering event when circumstances indicate that the book value is greater than its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. The Company conducts its impairment assessment during the fourth quarter of each fiscal year. No impairment charges relating to acquired goodwill or indefinite-lived intangible assets were recorded for the years ended December 31, 2023, 2022, and 2021.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Impairment of Long-lived Assets
Long-lived assets, such as property and equipment, acquired intangible assets, and right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated future cash flows of the asset. During the year ended December 31, 2023, we recorded impairment charges of $5.2 million, to reduce the carrying value of the right-of-use assets associated with certain of our office spaces. The estimated future cash flows associated with the right-of-use assets under ASC 842 were developed by incorporating current market data and forecasts provided by reputable external real estate brokers and data sources. These projections consider prevailing rental rates, anticipated lease renewals, expected vacancy periods, and other relevant market factors that contribute to the estimation of recoverable cash flows for the impaired office spaces we do not intend to occupy. No impairment charges were recorded for the year ended December 31, 2022. During the year ended December 31, 2021, we recorded impairment charges of $1.5 million to reduce the carrying value of our existing Waltham right-of-use asset and $1.2 million to reduce the carrying value of the related leasehold improvements to their respective fair values.
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
We do not have any finance leases. Operating leases are recorded on our Consolidated Balance Sheets. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the fixed minimum remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rates implicit in our leases are not readily determinable, we use our incremental borrowing rate as the discount rate for each respective lease, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Some leases include options to extend or options to terminate the lease prior to the stated lease expiration. Optional periods to extend a lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised (or not exercised in the case of termination options). Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance and related taxes for our facilities leases, as a single lease component. Short term leases, defined as leases having an original lease term less than or equal to one year, are excluded from our right-of-use assets and lease liabilities.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
As required by ASC 815, the Company records all derivatives as either assets or liabilities on our Consolidated Balance Sheets and measures them at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on hedged transactions.
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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized on our Consolidated Statements of Operations as a component of Other (income) loss, net. Refer to Note 17 - Tax Receivable Agreements for further details on the TRA liability.
Income Taxes
The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax law is recognized in the Consolidated Statements of Operations in the period that includes the enactment date.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits within Provision (Benefit) for income taxes on the Consolidated Statements of Operations.
Equity-Based Compensation Expense
The Company periodically grants incentive awards to employees and non-employees, which generally vest over periods of up to four years. Incentive awards may be in the form of various equity-based awards such as Restricted Stock and Restricted Stock Units, and Common Stock Options. Prior to the IPO, the Company also granted awards in one of the Company’s legacy subsidiary partnerships and such awards were typically in the form of profits interests. Profits interests are an interest in the increase in the value of the entity over a participation threshold. Prior to the IPO, the participation threshold was based on the valuation determined by the Board of Managers of OpCo Units on or around the grant date. Subsequent to the IPO, the participation threshold was determined by reference to the closing price of our Class A common stock from the preceding trading day. The holders of profits interests had the right to participate in distributions of profits only in excess of the participation threshold. Previously awarded profits interests were converted into Restricted Stock awards in connection with the Holding Company Reorganization (refer to Note 1 - Organization and Background).
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
The Company uses a Black-Scholes option pricing model to determine the fair value of stock options and profits interests, as profits interests have certain economic similarities to options. The Black-Scholes option pricing model includes various assumptions, including the expected term of incentive units, the expected volatility, and the expected risk-free interest rate. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions are used, compensation cost could differ.

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
Bonus Accruals
The Company has bonus programs for eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental, and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. Bonus accruals were $25.5 million and $21.6 million as of December 31, 2023 and 2022, respectively, and were included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
Employee Retirement Benefits
The Company has a 401(k) plan that all eligible employees can contribute pre-tax and after-tax (Roth) to up to the maximum annual amount established by the Internal Revenue Code. The Company matched 50% of the employee’s contribution to the 401(k) plan up to the first 7% of their contribution. Matching contributions made by the Company were approximately $9.0 million, $8.0 million, and $5.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Matching contributions vest 33% per year until fully vested after three years of employee service. Employee contributions are 100% vested immediately. The increased headcount contributed to the increase in the Company’s matching contribution in 2022.
Israeli Severance Pay Law
Under Section 14 of the Israeli Severance Pay Law, employees in Israel are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds which relieves the Company from future obligations under this law. During the years ended December 31, 2023, 2022, and 2021, the Company recorded $7.0 million, $7.2 million, and $4.8 million, respectively, in severance expenses related to these employees. The increased headcount contributed to the increase in the Company’s matching contribution in 2022.
Reclassifications
Certain reclassifications have been made in the notes to the consolidated financial statements to conform previously reported amounts to current year presentation. These reclassifications had no impact on the previously reported net income or comprehensive income.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to increase transparency through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This standard is effective for annual periods beginning after December 15, 2024 (i.e., a January 1, 2025 effective date), with early adoption permitted. The Company is currently evaluating the disclosure impacts of ASU 2023-09 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve reportable segment disclosure primarily through enhanced disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023 (i.e., a January 1, 2024 effective date), and interim periods within fiscal years beginning after December 15, 2024 (i.e., the first quarter of 2025). The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the disclosure impacts of ASU 2023-07 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU incorporate into the FASB’s Accounting Standard Codification (“ASC”) certain SEC disclosure requirements that were referred to the FASB and overlap with, but require incremental information to, U.S. GAAP. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited, and applied prospectively. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from FASB’s ASC and will not become effective for any entity. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
Note 3 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Year Ended December 31,
(in millions)	2023	2022	2021
Subscription	$1,225.1	$1,087.3	$738.6
Usage-based	9.9	8.8	8.6
Other	4.5	1.9	—
Total Revenue	$1,239.5	$1,098.0	$747.2
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
Of the total revenue recognized in the years ended December 31, 2023, 2022, and 2021, $403.1 million, $354.6 million, and $221.3 million were included in the unearned revenue balance as of December 31, 2022, 2021, and 2020, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
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
As of December 31, 2023 and 2022, the Company had contract assets of $5.9 million and $5.7 million respectively, which are recorded as current assets within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of December 31, 2023 and 2022, the Company had unearned revenue of $441.9 million and $419.9 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of December 31, 2023	$856.4	$296.5	$1,152.9
As of December 31, 2022	842.2	264.5	1,106.7

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
The acquisition date fair value of the total consideration transferred was comprised of the following:

(in millions)	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash	$150.5	$0.1	$150.6
Conversion of Note Receivable	10.0	—	10.0
Total purchase consideration	$160.5	$0.1	$160.6

Note 4 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the dates of the acquisition, for the 2022 Acquired Companies:

(in millions)	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$14.8	$—	$14.8
Accounts receivable	2.3	—	2.3
Prepaid expenses and other assets	0.3	0.7	1.0
Intangible assets	34.8	—	34.8
Accounts payable and other liabilities	(0.9)	(0.4)	(1.3)
Unearned revenue	(6.8)	—	(6.8)
Deferred tax liabilities	(6.5)	2.9	(3.6)
Total identifiable net assets acquired	38.0	3.2	41.2
Goodwill	122.5	(3.1)	119.4
Total consideration	160.5	0.1	160.6
Cash acquired	(14.8)	—	(14.8)
Cash paid for acquisitions, net of cash acquired	$145.7	$0.1	$145.8

Cash paid (refunds received) for 2021 acquisitions in 2022 (see "2021 Acquisitions")			(2.1)
Total cash paid for acquisitions in 2022			$143.7
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
The following table sets forth the components of identifiable intangible assets acquired and the estimated useful lives as of the dates of acquisition:

(in millions)	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date	Weighted Average Useful Life
Existing Technology	$27.6	$—	$27.6	5.8 years
Customer Relationships	3.4	—	3.4	9.0 years
Trade name / Trademarks	3.8	—	3.8	8.0 years
Total intangible assets	$34.8	$—	$34.8
Developed technology represents the fair value of the technology portfolios acquired. The goodwill is primarily attributed to the expanded market opportunities when integrating technology with the Company’s technology and the assembled workforce. All goodwill acquired during the year ended December 31, 2022 is expected to be deductible for U.S. income tax purposes.
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results.

Note 4 - Business Combinations (continued)
2021 Acquisitions
During the year ended December 31, 2021, the Company consummated the following acquisitions (collectively, “2021 Acquired Companies”) which have been accounted for as business combinations under ASC Topic 805.
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
The Company has included the financial results of the 2021 Acquired Companies in the consolidated financial statements from each date of acquisition. During the year ended December 31, 2021, the 2021 Acquired Companies contributed $13.2 million to revenue. Due to the integration of the 2021 Acquired Companies into the operations of ZoomInfo, the Company cannot practicably determine the contribution of the 2021 Acquired Companies to consolidated net earnings. Transaction costs associated with each acquisition were not material.
The acquisition date fair value of the total consideration transferred was comprised of the following:

(in millions)	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash	$697.7	$(2.5)	$695.2
Deferred purchase consideration	2.2	—	2.2
Total purchase consideration	$699.9	$(2.5)	$697.4

Note 4 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the dates of the acquisition for the 2021 Acquired Companies, as adjusted in the fourth quarter of 2021 and the first quarter of 2022:

(in millions)	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$13.9	$—	$13.9
Accounts receivable	4.3	(0.1)	4.2
Prepaid expenses and other assets	2.8	(0.1)	2.7
Intangible assets	120.7	0.2	120.9
Accounts payable and other liabilities	(4.1)	(0.5)	(4.6)
Unearned revenue	(10.2)	—	(10.2)
Deferred tax liabilities	(2.7)	—	(2.7)
Total identifiable net assets acquired	124.7	(0.5)	124.2
Goodwill	575.2	(2.0)	573.2
Total consideration	699.9	(2.5)	697.4
Cash refund from Chorus.ai acquisition	33.9	(33.9)	—
Deferred consideration	(2.2)	—	(2.2)
Accruals from adjustments to working capital balances	(0.5)	0.6	0.1
Accruals from adjustments to tax liabilities	—	0.4	0.4
Cash acquired	(13.9)	—	(13.9)
Cash paid for acquisitions, net of cash acquired	$717.2	$(35.4)	$681.8

Cash paid (refunds received) for 2020 acquisitions in 2021			0.3
Refunds received for 2021 acquisitions in 2022 (see “2021 Acquisitions”)			2.1
Total cash paid for acquisitions in 2021			$684.2
The excess of purchase consideration over the fair value of net tangible and intangible assets acquired was recorded as goodwill. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions.
The following table sets forth the components of identifiable intangible assets acquired and the estimated useful lives as of the dates of acquisition:

(in millions)	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date	Weighted Average Useful Life
Brand portfolio	$1.1	$—	$1.1	2.0 years
Developed technology	107.5	0.2	107.7	6.1 years
Customer relationships	12.1	—	12.1	7.7 years
Total intangible assets	$120.7	$0.2	$120.9

Note 4 - Business Combinations (continued)
Developed technology represents the fair value of the technology portfolios acquired. The goodwill is primarily attributed to the expanded market opportunities when integrating technology with the Company’s technology and the assembled workforce. All goodwill acquired during the year ended December 31, 2021 is expected to be deductible for U.S. income tax purposes.
Unaudited Pro Forma Financial Information for the 2021 Acquisitions
The following table presents the unaudited pro forma results for the year ended December 31, 2021. The unaudited pro forma financial information combines the results of operations of the 2021 Acquired Companies and ZoomInfo as though each of the acquisitions had been completed on January 1, 2021. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at such time. The unaudited pro forma results presented below primarily include adjustments for amortization of identifiable intangible assets, the valuation of deferred revenue assumed in the acquisitions, interest expense, aggregate transaction expenses and transaction success bonuses of $12.6 million, equity-based compensation, and related tax effects of the adjustments:

Year Ended December 31,
(in millions)	2021
Revenue	$764.0
Net income	84.9

Note 5 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$201.9	$—	$—	$201.9
Cash equivalents:
Money market mutual funds	245.2	—	—	245.2
Total cash equivalents	$245.2	$—	$—	$245.2
Total cash and cash equivalents	$447.1	$—	$—	$447.1
Short-term investments:
Corporate debt securities	$37.4	$—	$—	$37.4
Securities guaranteed by U.S. government	26.7	—	—	26.7
Other governmental securities	18.1	—	—	18.1
Total short-term investments	$82.2	$—	$—	$82.2
Total cash, cash equivalents, and short-term investments	$529.3	$—	$—	$529.3

Note 5 - Cash, Cash Equivalents, and Short-term Investments (continued)
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2022:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$235.6	$—	$—	$235.6
Cash equivalents
Corporate debt securities	159.9	—	(0.1)	159.8
Money market mutual funds	18.6	—	—	18.6
Securities guaranteed by U.S. government	4.0	—	—	4.0
Total cash equivalents	$182.5	$—	$(0.1)	$182.4
Total cash and cash equivalents	$418.1	$—	$(0.1)	$418.0
Short-term investments:
Corporate debt securities	91.8	—	(0.1)	91.7
Securities guaranteed by U.S. government	25.0	—	—	25.0
Other governmental securities	11.0	—	—	11.0
Total short-term investments	$127.8	$—	$(0.1)	$127.7
Total cash, cash equivalents, and short-term investments	$545.9	$—	$(0.2)	$545.7
Refer to Note 10 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at December 31, 2023 and 2022.
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$82.2	$82.2	$127.8	$127.7
Total	$82.2	$82.2	$127.8	$127.7
Note 6 - Property and Equipment
The Company’s property and equipment consist of the following:

	December 31,
(in millions)	2023	2022
Computer equipment	$17.1	$13.3
Furniture and fixtures	3.7	3.8
Leasehold improvements	13.1	9.9
Internal use developed software	84.0	63.1
Construction in progress	7.8	4.0
Property and equipment, gross	$125.7	$94.1
Less: accumulated depreciation	(60.6)	(42.0)
Property and equipment, net	$65.1	$52.1
Depreciation expense was $19.6 million, $17.6 million, and $13.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 7 - Goodwill and Acquired Intangible Assets
Intangible assets, other than goodwill, consisted of the following as of December 31, 2023 and 2022, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(112.5)	$175.1	14.5
Acquired technology	330.8	(208.4)	122.4	6.3
Brand portfolio	11.5	(7.4)	4.1	7.9
Total intangible assets subject to amortization	$629.9	$(328.3)	$301.6

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$662.9	$(328.3)	$334.6

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(92.1)	$195.5	14.5
Acquired technology	330.8	(169.3)	161.5	6.3
Brand portfolio	11.5	(5.9)	5.6	7.6
Total intangible assets subject to amortization	$629.9	$(267.3)	$362.6

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$662.9	$(267.3)	$395.6
Amortization expense was $61.0 million, $70.2 million, and $55.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Note 7 - Goodwill and Acquired Intangible Assets (continued)
Future amortization expense for intangible assets as of December 31, 2023 is as follows:

(in millions)	Estimated Amortization Expense
For years ended December 31,
2024	$59.0
2025	58.3
2026	48.6
2027	38.3
2028	21.9
Thereafter	75.5
Total amortization expense	$301.6
The following summarizes changes to the Company’s goodwill for the years ended December 31, 2023 and 2022 (in millions). There were no changes to the carrying amount of goodwill for the year ended December 31, 2023.

Balance at December 31, 2021	$1,575.1
Adjustment from 2021 acquisitions	(1.8)
Goodwill from 2022 acquisitions	119.4
Balance at December 31, 2022	$1,692.7
Balance at December 31, 2023	$1,692.7
Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the years ended December 31, 2023, 2022, and 2021.
Note 8 - Financing Arrangements
As of December 31, 2023 and 2022, the carrying values of the Company’s borrowings were as follows (in millions):

				December 31,
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	2023	2022
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 2.25%	$590.7	$595.5
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	641.7	640.2
Total debt				$1,232.4	$1,235.7
Less: current portion				(6.0)	—
Total Long-term debt, net of current portion				$1,226.4	$1,235.7

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
First Lien Term Loan
In December 2023, we entered into an amendment to our existing First Lien Credit Agreement (the "Sixth Amendment"), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the applicable rate for Base Rate loans from 1.75% to 1.25% and SOFR based loans from 2.85% to 2.25%, which included the removal of the 0.1% credit spread adjustment.
In February 2023, we entered into an amendment to our existing First Lien Credit Agreement (the “Fifth Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which provided for an extension of the maturity date to February 28, 2030. The first lien term debt had a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. Pursuant to the Fifth Amendment, the applicable rate decreased for Base Rate loans from 2.00% to 1.75% and from 3.10% to 2.85% for SOFR based loans. Under the terms of the Fifth Amendment, the Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate initial outstanding amount.
The Company recognized an immaterial loss in connection with the repricing in the fiscal year ending December 31, 2023 within Loss on debt modification and extinguishment on the Consolidated Statements of Operations.
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
The effective interest rate on the first lien debt was 7.83% and 7.38% as of December 31, 2023 and 2022, respectively.

Note 8 - Financing Arrangements (continued)
First Lien Revolving Credit Facility
Pursuant to the Fifth Amendment, the Company also extended the maturity date of $213.0 million of our $250.0 million existing commitments of the first lien revolving credit facility to February 28, 2028. Pursuant to the Sixth Amendment, $26.0 million of the non-extended commitments were extended to February 28, 2028. With respect to the $11.0 million commitments which were not extended as of December 31, 2023, the maturity date is November 2, 2025. Debt issuance costs were incurred in connection with the repricing of the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets were immaterial as of December 31, 2023 and 2022.
The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.
The expected future principal payments for all borrowings as of December 31, 2023 is as follows:

(in millions)	Contractual Maturity
2024	$6.0
2025	6.0
2026	6.0
2027	6.0
2028	6.0
Thereafter	1,214.0
Total principal payments	$1,244.0
Unamortized debt issuance costs	(11.6)
Total debt	$1,232.4
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

Note 9 - Derivatives and Hedging Activities (continued)
In the fourth quarter of 2022, the Company transitioned two interest rate swap contracts and one interest cap contract from LIBOR to SOFR by terminating the original transactions and simultaneously entering into new derivatives. The terms of the new derivatives were unchanged except for the index. The Company elected optional expedients to allow for this transition without any interruptions to the hedge accounting.
As December 31, 2023, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk ($ in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	500.0	0.370%	January 30, 2026
The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to Interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $21.6 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swap.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from Accumulated other comprehensive income into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.
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
During the year ended December 31, 2023, the Company actively participated in foreign currency forward contracts with a cumulative notional amount of $26.2 million, all of which were settled in 2023. These transactions resulted in an immaterial loss which offset lower operating expenses due to favorable changes in the foreign currency.
The derivative foreign currency forward contracts are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to revenue or operating expenses depending on the nature of the underlying transaction, when the underlying transaction has an impact on earnings. Impacts on Cash and cash equivalents are presented as operating cash flows on our Consolidated Statements of Cash Flows in the period contracts are settled. The Company does not expect to recognize a material gain or loss from our existing foreign currency forward contracts in the next 12 months.

Note 9 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of December 31, 2023 and 2022 (in millions):

	Fair Value of Derivative Instruments
	December 31, 2023		December 31, 2022
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate cap contract(1)	$0.6	$—	$1.2	$—
Interest rate cap contract(2)	—	—	0.3	—
Interest rate swap contracts(1)	21.2	—	21.5	—
Interest rate swap contracts(2)	15.0	—	30.3	—
Total designated derivative fair value	$36.8	$—	$53.3	$—
________________
(1)Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2)Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.

Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from Accumulated other comprehensive income into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.
Note 10 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by the U.S. government and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes as of December 31, 2023 was $595.5 million and $588.3 million, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
The Company has elected to use the income approach to value the interest rate derivatives using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) reflecting current market expectations about those future amounts. Level 2 inputs for the derivative valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts) and inputs other than quoted prices that are observable for the asset or liability (specifically SOFR cash and swap rates, implied volatility for options, caps and floors, basis swap adjustments, overnight indexed swap (“OIS”) short term rates and OIS swap rates, when applicable, and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for most fair value measurements. Key inputs, including the cash rates for very short-term, futures rates and swap rates beyond the derivative maturity, are interpolated to provide spot rates at resets specified by each derivative (reset rates are then further adjusted by the basis swap, if necessary). Derivatives are discounted to present value at the measurement date at SOFR rates unless they are fully collateralized. Fully collateralized derivatives are discounted to present value at the measurement date at OIS rates (short-term OIS rates and long-term OIS swap rates).
Inputs are collected from SuperDerivatives, an independent third-party derivative pricing data provider, as of the close on the last day of the period. The valuation of the interest rate swaps also take into consideration estimates of our own, as well as our counterparty’s, risk of non-performance under the contract.

Note 10 - Fair Value (continued)
We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income, and replacement cost approaches. Because these valuations contain unobservable inputs, we classify the measurement of fair value of long-lived assets as Level 3.
The fair value of our financial assets (liabilities) was determined using the following inputs (in millions):

Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Measured on a recurring basis:
Cash equivalents:
Money market mutual funds	$245.2	$—	$—
Short-term investments:
Corporate debt securities	$—	$37.4	$—
Securities guaranteed by U.S. government	—	26.7	—
Other governmental securities	—	18.1	—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$0.6	$—
Interest rate swap contracts	—	21.2	—
Deferred costs and other assets, net of current portion:
Interest rate swap contracts	$—	$15.0	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$13.6

Fair Value at December 31, 2022	Level 1	Level 2	Level 3
Measured on a recurring basis:
Cash equivalents:
Corporate debt securities	$—	$159.8	$—
Money market mutual funds	18.6	—	—
Securities guaranteed by U.S. government	—	4.0	—
Short-term investments:
Corporate debt securities	$—	$91.7	$—
Securities guaranteed by U.S. government	—	25.0	—
Other governmental securities	—	11.0	—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$1.2	$—
Interest rate swap contracts	—	21.5	—
Deferred costs and other assets, net of current portion:
Interest rate cap contract	$—	$0.3	$—
Interest rate swap contracts	—	30.3	—

Note 10 - Fair Value (continued)
There were no transfers between fair value measurement levels during the years ended December 31, 2023 and 2022.
Refer to Note 5 - Cash, Cash Equivalents, and Short-term Investments for further information regarding the fair value of our financial instruments. Refer to Note 9 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments. Refer to Note 14 - Leases for further information regarding the impairment of our Ra’anana operating lease.
Note 11 - Commitments and Contingencies
Non-cancelable purchase obligations
As of December 31, 2023, our outstanding non-cancelable purchase obligations, mainly related to third-party cloud hosting and SaaS arrangements, were as follows (in millions):

Fiscal Period	Amount
2024	$47.3
2025	9.3
2026	1.6
2027	—
2028	—
Thereafter	—
Total	$58.2
For information regarding financing-related obligations, refer to Note 8 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 14 - Leases.
Sales and use tax
The Company has conducted an assessment of sales and use tax exposure in states where the Company has established nexus. Based on this assessment, the Company has recorded a liability for taxes owed and related penalties and interest in the amount of $7.0 million and $4.9 million at December 31, 2023 and 2022, respectively. This liability is included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
Contingent earnout payments
In connection with the acquisition of Dogpatch, the Company could be required to issue equity awards up to $2.6 million. Refer to Note 4 - Business Combinations for additional information.
Deferred acquisition-related payments
In connection with the acquisition of Insent, the Company expects to pay an additional $2.0 million, of which $0.8 million represents deferred consideration. Refer to Note 4 - Business Combinations for additional information.

Note 11 - Commitments and Contingencies (continued)
Legal matters
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
On March 8, 2023, a putative class action lawsuit was filed against Datanyze, LLC in the United States District Court for the Northern District of Ohio alleging Datanyze's use of Ohio residents names in a free trial violates the Ohio Right of Publicity Statute, and seeking statutory damages, costs, and attorneys’ fees. On November 17, 2023, the court dismissed the plaintiffs’ claims with prejudice, and the plaintiffs have since appealed the dismissal. The Company intends to continue to vigorously defend against this lawsuit.
Note 12 - Stockholders' Equity
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
During the year ended December 31, 2023, the Company repurchased and subsequently retired 22,627,664 shares of Common Stock at an average price of $17.68, for an aggregate $400.1 million. As of December 31, 2023, $199.9 million remained available and authorized for repurchases under the Share Repurchase Program.
New ZoomInfo Common Stock Rights
Our authorized capital stock consists of 3,300,000,000 shares of Common Stock and 200,000,000 shares of preferred stock, par value $0.01 per share. No shares of preferred stock have been issued or are currently outstanding.

Note 12 - Stockholders' Equity (continued)
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
Voting rights
Prior to the Holding Company Reorganization, holders of Old ZoomInfo Class A common stock were entitled to one vote per share and holders of Old ZoomInfo Class B and Class C common stock were entitled to ten votes per share (for so long as the aggregate number of outstanding shares of our Old ZoomInfo Class B and Class C common stock represents at least 5% of the aggregate number of our outstanding shares of common stock, and thereafter, one vote per share), on all matters on which stockholders of ZoomInfo Technologies Inc. are entitled to vote generally, including the election or removal of directors.
Conversion rights and transfer restrictions
Prior to the Holding Company Reorganization, the shares of Old ZoomInfo Class C common stock were convertible at the option of the holder into shares of Old ZoomInfo Class A common stock on a one-for-one basis. In addition, each share of Old ZoomInfo Class C common stock converted automatically into one share of Old ZoomInfo Class A common stock upon any transfer, whether or not for value, or, if on the record date for any meeting of the stockholders, the aggregate number of outstanding shares of our Old ZoomInfo Class B common stock and Class C common stock was less than 5% of our outstanding shares of common stock. Once converted into Class A common stock, Class C common stock was not reissued.

Note 12 - Stockholders' Equity (continued)
Prior to the Holding Company Reorganization, shares of Old ZoomInfo Class B common stock were not transferable except for (i) transfers to us for no consideration upon which transfer such share of Old ZoomInfo Class B common stock was automatically canceled, or (ii) together with the transfer of an identical number of OpCo Units or HoldCo Units made to the permitted transferee of such OpCo Units or HoldCo Units made in compliance with the applicable limited liability company agreement of ZoomInfo OpCo or ZoomInfo HoldCo. Upon the exchange of an OpCo Unit or a HoldCo Unit (together with a share of Old ZoomInfo Class B common stock), as applicable, the shares of Old ZoomInfo Class B common stock were automatically canceled with no consideration and no longer outstanding.
Dividends and distributions
Prior to the Holding Company Reorganization, holders of Old ZoomInfo Class A and Class C common stock were entitled to receive dividends at the same rate, when, as and if declared by our Board of Directors out of funds legally available therefor, subject to any statutory or contractual restrictions on the payment of dividends and to the rights of the holders of one or more outstanding series of our preferred stock. Holders of Old ZoomInfo Class B common stock did not have any right to receive dividends or to receive a distribution upon a liquidation, dissolution or winding up of ZoomInfo Technologies Inc. No dividends were paid while Old ZoomInfo Class B and Class C common stock was outstanding.
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
As of December 31, 2023, ZoomInfo Technologies Inc. held units resulting in an ownership interest of 100% in the consolidated subsidiaries.
The holders of OpCo Units may be subject to U.S. federal, state and local income taxes on their proportionate share of any taxable income of ZoomInfo OpCo. Net profits and net losses of ZoomInfo OpCo will generally be allocated to its holders pro rata in accordance with the percentages of their respective limited liability company interests. The amended and restated limited liability company agreement of ZoomInfo OpCo provides for cash distributions (“tax distributions”) to the holders of OpCo Units and Class P Units. During the year ended December 31, 2021, the Company paid $19.9 million in tax distributions to the noncontrolling interest.

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
The following table sets forth reconciliations of the numerators used to compute basic and diluted earnings (loss) per share of Class A and Class C (as applicable) common stock for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(in millions)	2023	2022	2021
Numerator:
Net income (loss)	$107.3	$63.2	$94.9
Less: Net income (loss) attributable to noncontrolling interests	—	—	(21.9)
Net income (loss) attributable to ZoomInfo Technologies Inc.	$107.3	$63.2	$116.8

Note 13 - Earnings Per Share (continued)
The following tables set forth the computation of basic and diluted net income (loss) per share of Class A and Class C (as applicable) common stock (in millions, except shares and per share amounts):

Year Ended December 31, 2023
Common Stock
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$107.3
Denominator:
Weighted average number of shares of Common Stock outstanding	396,987,015
Basic net income (loss) per share attributable to common stockholders	$0.27

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$107.3
Denominator:
Number of shares used in basic computation	396,987,015
Add: weighted-average effect of dilutive securities exchangeable for Common Stock:
Restricted Stock Awards	323,619
Exercise of Common Stock Options	25,630
Employee Stock Purchase Plan	144,167
Weighted average shares of Common Stock outstanding used to calculate diluted net income per share	397,480,431
Diluted net income (loss) per share attributable to common stockholders	$0.27

Note 13 - Earnings Per Share (continued)

Year Ended December 31, 2022
Common Stock
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$63.2
Denominator:
Weighted average number of shares of Common Stock outstanding	401,490,459
Basic net income (loss) per share attributable to common stockholders	$0.16

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$63.2
Denominator:
Number of shares used in basic computation	401,490,459
Add: weighted-average effect of dilutive securities exchangeable for Common Stock:
Restricted Stock Awards	1,641,544
Exercise of Common Stock Options	187,578
Employee Stock Purchase Plan	72,877
Weighted average shares of Common Stock outstanding used to calculate diluted net income per share	403,392,458
Diluted net income (loss) per share attributable to common stockholders	$0.16

Note 13 - Earnings Per Share (continued)

	Year Ended December 31, 2021
	Class A	Class C
Basic net income (loss) per share attributable to common stockholders
Numerator:
Allocation of net income attributable to ZoomInfo Technologies Inc.	$92.5	$24.3
Denominator:
Weighted average number of shares of Class A and Class C common stock outstanding	202,573,536	53,293,720
Basic net income (loss) per share attributable to common stockholders	$0.46	$0.46

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Undistributed earnings for basic computation	$92.5	$24.3
Increase in earnings attributable to common shareholders upon conversion of potentially dilutive instruments	41.2	10.8
Reallocation of earnings as a result of conversion of potentially dilutive instruments	12.3	(12.3)
Reallocation of undistributed earnings as a result of conversion of Class C to Class A shares	22.8	—
Allocation of undistributed earnings	$168.8	$22.8
Denominator:
Number of shares used in basic computation	202,573,536	53,293,720
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
OpCo Units	129,468,657	—
HSKB I Class 1 Units	5,247,514	—
HSKB II Class 1 Units	212,245	—
HSKB II Phantom Units	773,518	—
HoldCo Units	888,675	—
Restricted Stock Awards	829,763	—
Restricted Stock Units	344,342	—
LTIP Units	35,301	—
Exercise of Class A Common Stock Options	296,296	—
Conversion of Class C to Class A common shares outstanding	53,293,720	—
Weighted average shares of Class A and Class C common stock outstanding used to calculate diluted net income per share	393,963,567	53,293,720
Diluted net income (loss) per share attributable to common stockholders	$0.43	$0.43
Shares of the Company’s Class B common stock did not participate in the earnings or losses of ZoomInfo Technologies Inc. and were therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been presented.

Note 13 - Earnings Per Share (continued)
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net income (loss) per share in the periods presented due to their anti-dilutive effect:

	December 31, 2023	December 31, 2022	December 31, 2021
Class P Units	—	—	8,100,932
Restricted Stock Units	13,179,013	8,198,069	—
Total anti-dilutive securities	13,179,013	8,198,069	8,100,932
Note 14 - Leases
The Company has operating leases for corporate offices under non-cancelable agreements with various expiration dates. Our leases do not have significant rent escalation, holidays, concessions, material residual value guarantees, material restrictive covenants, or contingent rent provisions. Our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component. In addition, we have elected the practical expedient to exclude short-term leases, which have an original lease term of one year or less, from our right-of-use assets and lease liabilities as well as the package of practical expedients relating to the adoption of ASC 842.
The Company subleases three offices. The subleases have remaining lease terms of less than eight years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (Loss) from operations on our Consolidated Statements of Operations, was immaterial for the years ended December 31, 2023, 2022, and 2021.
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of December 31, 2023 and 2022:

	December 31,
(in millions)	2023	2022
Operating lease right-of-use assets, net	$80.7	$63.0

Current portion of operating lease liabilities	$11.2	$10.3
Operating lease liabilities, net of current portion	89.9	67.9
Total lease liabilities	$101.1	$78.2
Rent expense was $17.7 million, $13.4 million, and $11.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Other information related to leases was as follows:

	December 31,
(in millions)	2023	2022	2021
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$12.3	$12.4	$8.3
Cash received for tenant incentive reimbursement	0.1	5.0	—

Lease liabilities arising from obtaining right-of-use assets
From acquisitions	$—	$—	$0.2
From new and existing lease agreements and modifications	31.1	11.3	36.9

Note 14 - Leases (continued)

	As of December 31,
	2023	2022
Weighted average remaining lease term (in years)	10.3	11.7
Weighted average discount rate	6.2%	5.4%
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of December 31, 2023 (in millions):

Year Ending December 31,	Operating Leases
2024	$3.2
2025	19.7
2026	18.6
2027	15.6
2028	14.6
Thereafter	67.0
Total future minimum lease payments	$138.7
Less: Effects of discounting	37.6
Total lease liabilities	$101.1
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. Included in the undiscounted future minimum lease payments for the year ending December 31, 2024 are future tenant improvement allowance reimbursements related to our Ra’anana, Israel and Waltham, Massachusetts leases.
Expense associated with short-term leases and variable lease costs were immaterial for the years ended December 31, 2023, 2022, and 2021. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Recent Leasing Activity
Relating to our office space in Waltham, Massachusetts, the second phase of the lease commenced in April 2023. As the commencement of the remaining subsequent phases of this lease are expected to occur in the future, the Company has not recorded operating lease right-of-use assets or lease liabilities for these phases as of December 31, 2023.
During the year ended December 31, 2023, previously executed leases for office space located in Ra’anana, Israel commenced. We recognized an impairment charge of $4.6 million to reduce the carrying value of the associated right-of-use assets. Other impairments recognized during the year were immaterial and relate to subleased and abandoned locations. These charges were recognized within Restructuring and transaction-related expenses on our Consolidated Statements of Operations.
In the first quarter of 2022, the Company executed a seven-year lease for office space in Ra’anana, Israel. The rent payments are expected to commence in March 2024. Upon execution of the lease, the Company paid rent in advance of $1.7 million. The lease contains two options to extend for an additional three and five years, respectively, for which the Company is not reasonably certain of exercising as of December 31, 2023. The lease is subject to fixed rate rent with the addition of VAT and certain future increases of the Israel Consumer Price Index. The lease provides for $13.6 million in tenant improvements. The Company determined that it is the accounting owner of all tenant improvements.

Note 14 - Leases (continued)
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
At adoption, the maximum aggregate number of shares of Common Stock that could be issued pursuant to awards under the Omnibus Plan was 18,650,000 shares (including OpCo Units or other securities which have been issued under the plan and were converted into awards based on shares of common stock) (the “Plan Share Reserve”). The Omnibus Plan also contains a provision that will add an additional number of shares of Common Stock to the Plan Share Reserve on the first day of each year starting with January 1, 2021, equal to the lesser of (i) the positive difference between (x) 5% of the number of shares of Common Stock outstanding on the last day of the immediately preceding year, and (y) the Plan Share Reserve on the last day of the immediately preceding year, and (ii) a lower number of shares of Common Stock as may be determined by the Board. As of December 31, 2023, the number of shares remaining available for future issuance under the Omnibus Incentive Plan was 13,688,677.
The Company currently has equity-based compensation awards outstanding as follows: Restricted Stock Units, Common Stock Options, and Restricted Stock. In addition, the Company recognizes equity-based compensation expense from awards granted to employees as further described below under HSKB Incentive Units.
Except where indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. For grants issued prior to June 2020, the service vesting condition is generally over four years with 50% vesting on the two-year anniversary of the grant date of the award and the remainder vesting monthly thereafter. For awards made after May 2020 to employees, the service vesting condition is generally four years with 25% vesting on the one-year anniversary of the grant date of the award and 6.25% vesting quarterly thereafter; or three years with 33% vesting on the one-year anniversary of the grant date of the award and 8.375% vesting quarterly thereafter.

Note 15 - Equity-based Compensation (continued)
For performance-based Restricted Stock Units (“PRSUs”) issued in the third quarter of 2022, the service vesting condition is one year and includes performance conditions of specified company performance targets. During the year ended December 31, 2023, the Company issued PRSUs, which were recommended by the Compensation Committee of the Board and approved by the full Board. The service vesting condition for one of the issued awards is one year. Each of the remaining PRSUs will vest in annual tranches over a three-year service period. Total PRSUs earned for grants made in 2023 may vary between 0% and 200% of the PRSUs granted based on the attainment of company-specific performance targets during the related performance period and continued service. All of the PRSUs earned will be settled through the issuance of an equivalent number of shares of the Company’s common stock based on the payout level achieved. Certain additional grants have other vesting periods approved by the Compensation Committee of the Board.
Restricted Stock Units
Restricted Stock Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2023		Year Ended December 31, 2022	Year Ended December 31, 2021
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Restricted Stock Units
Unvested at beginning of period	10,377,568	$45.81	4,853,795	985,398
Granted	8,731,967	22.09	8,678,522	4,656,717
Granted - performance-based	509,824	24.71	147,445	—
Vested	(4,292,910)	46.63	(1,265,449)	(443,647)
Forfeited	(2,689,989)	41.41	(2,036,745)	(344,673)
Unvested at end of period	12,636,460	29.23	10,377,568	4,853,795
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

Note 15 - Equity-based Compensation (continued)
Restricted Stock activity was as follows during the periods indicated:

	Year Ended December 31, 2023		Year Ended December 31, 2022	Year Ended December 31, 2021
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock	Restricted stock
Unvested at beginning of period	858,560	$22.30	3,525,373	—
Exchanged HoldCo Units	—	—	—	872,371
Exchanged Class P Units	—	—	—	3,380,469
Exchanged LTIP Units	—	—	—	294,665
Vested	(499,607)	14.07	(2,387,766)	(992,945)
Forfeited	(10,977)	8.71	(279,047)	(29,187)
Unvested at end of period	347,976	34.55	858,560	3,525,373
Common Stock Options
Options activity was as follows during the period indicated:

	Year Ended December 31, 2023		Year Ended December 31, 2022	Year Ended December 31, 2021
	Options	Weighted Average Exercise Price	Options	Options
Outstanding at beginning of period	323,002	$21.00	417,085	552,440
Exercised	(18,448)	21.00	(63,193)	(102,330)
Expired	(20,715)	21.00	(7,950)	—
Forfeited	(4,286)	21.00	(22,940)	(33,025)
Outstanding at end of period	279,553	21.00	323,002	417,085
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of December 31, 2023.

December 31, 2023
Aggregate intrinsic value (in millions)(1)
Options outstanding	$—
Options exercisable	—
Weighted average remaining contractual term (in years)
Options outstanding	6.3 years
Options exercisable	6.3 years
________________
(1)The aggregate intrinsic value of options outstanding and exercisable is zero, as all options are out of the money.

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
HoldCo Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2023		Year Ended December 31, 2022	Year Ended December 31, 2021
	HoldCo Units	Weighted Average Grant Date Fair Value	HoldCo Units	HoldCo Units
Unvested at beginning of period	—	$—	—	1,214,105
Exchanged for Restricted Stock	—	—	—	(872,371)
Vested	—	—	—	(298,177)
Forfeited	—	—	—	(43,557)
Unvested at end of period	—	—	—	—
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
Class P Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2023		Year Ended December 31, 2022	Year Ended December 31, 2021
	Class P Units	Weighted Average Participation Threshold	Class P Units	Class P Units
Unvested at beginning of period	—	$—	—	8,796,642
Exchanged for Restricted Stock	—	—	—	(3,855,843)
Vested	—	—	—	(4,846,178)
Forfeited	—	—	—	(94,621)
Unvested at end of period	—	—	—	—

Note 15 - Equity-based Compensation (continued)
LTIP Units
During the year ended December 31, 2021, the Company exercised the exchange rights on unvested LTIP Units due to the Holding Company Reorganization (refer to Note 1 - Organization and Background).
LTIP Unit activity was as follows during the periods indicated:

	Year Ended December 31, 2023		Year Ended December 31, 2022	Year Ended December 31, 2021
	LTIP Units	Weighted Average Participation Threshold	LTIP Units	LTIP Units
Unvested at beginning of period	—	$—	—	47,620
Exchanged for Restricted Stock	—	—	—	(294,665)
Granted	—	—	—	247,045
Unvested at end of period	—	—	—	—
OpCo Units
There are no OpCo Units that are unvested and all vested OpCo Units have been converted into shares of our Common Stock due to the Holding Company Reorganization (refer to Note 1 - Organization and Background).
Employee Stock Purchase Plan
On June 3, 2020, the Board adopted the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan (the “ESPP”) that allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions of up to 15% of their eligible compensation and the IRS allowable limit per calendar year. The Compensation Committee of the Board administers the ESPP, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 1,500 shares per offering period and there are two six-month offering periods that begin in the second and fourth quarter of each fiscal year. The purchase price for one share of Common Stock under the ESPP is currently equal to 90% of the fair market value of one share of Common Stock on the first trading day of the offering period or the purchase date, whichever is lower.
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

Note 15 - Equity-based Compensation (continued)
The fair value of the ESPP purchase was determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Volatility	50.4% to 67.6%	71.9% to 77.0%
Expected term	0.5 years	0.5 years
Risk-free rate	5.3% to 5.4%	2.2% to 4.7%
Expected dividends	—%	—%
Weighted-average fair value per unit	$5.45 to $6.72	$9.56 to $9.58
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
The Company withheld $7.0 million and $4.9 million worth of ESPP contributions for the years ended December 31, 2023 and 2022, respectively, on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. The Company purchased 339,282 and 155,599 shares of Common Stock under the ESPP for the years ended December 31, 2023 and 2022, respectively. The Company recognized $3.1 million and $1.8 million of equity-based compensation expense related to the ESPP for the years ended December 31, 2023 and 2022, respectively.
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
HSKB has also allocated $31.3 million to be paid in cash over three years from 2019 to 2021 if the holder of an HSKB Grant remains employed by the Company as of the payment date. This pool was further expanded in March 31, 2020, when HSKB allocated an additional $5.3 million to be paid out over three years, starting with March 31, 2020, to holders of HSKB Grants who received grants after the March 2018 Carlyle Investment, subject to the holder’s continued employment by the Company. During the years ended December 31, 2023 and 2022, HSKB paid $0.9 million and $1.7 million respectively, from allocated funds.

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
Unamortized Equity-based Compensation
As of December 31, 2023, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, period in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$296.1	2.4
Restricted Stock	1.5	0.5
HSKB Phantom Units	11.7	2.4
Employee Stock Purchase Plan	1.3	0.5
Total unamortized equity-based compensation cost	$310.6	2.4
The total intrinsic value of profit interests and options that were exercised during the years ended December 31, 2023, 2022 and 2021 was $0.1 million, $1.6 million and $568.4 million, respectively. The total fair value of all other previously unvested equity-based awards that vested during the years ended December 31, 2023, 2022 and 2021 was $213.6 million, $104.2 million and $59.2 million, respectively.
Note 16 - Segment and Geographic Data
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes property and equipment, net and operating lease right-of-use assets, net. As of December 31, 2023, long-lived assets held in the United States and Israel were $120.2 million and $20.2 million, respectively, representing approximately 96% of the consolidated total. As of December 31, 2022, no significant long-lived assets were held by entities outside of the United States.

Note 16 - Segment and Geographic Data (continued)
Contracts denominated in currencies other than the U.S. Dollar were not material for the years ended December 31, 2023, 2022, and 2021. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 13%, 12%, and 11% of total revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Revenue by geographic region is as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
United States	$1,080.1	$961.5	$665.0
Rest of World	159.4	136.5	82.2
Total revenue	$1,239.5	$1,098.0	$747.2
Note 17 - Tax Receivable Agreements
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

Note 17 - Tax Receivable Agreements (continued)
As of December 31, 2023 and 2022, the Company had a liability of $2,818.0 million and $2,978.7 million respectively, related to its projected obligations under the Tax Receivable Agreements. This liability, or a portion thereof, becomes payable once the tax attributes under the Tax Receivable Agreements reduce the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the years ended December 31, 2023, 2022, and 2021 we paid a total of zero, $12.2 million, and zero, respectively, pursuant to the Tax Receivable Agreements. The TRA remeasurement gains and losses are recorded within Other (income) loss, net on our Consolidated Statements of Operations. For the year ended December 31, 2023, we recognized a TRA remeasurement gain of $160.7 million principally due to a reduction in our future blended state tax rate resulting from Massachusetts legislation enacted in 2023 and to reduce TRA-related attributes that did not achieve tax savings under the terms of the TRA. During the year ended December 31, 2022, we recognized a TRA remeasurement gain of $65.6 million principally due to movements in our blended state tax rate resulting from legislation enacted in 2022 and changes in the apportionment of payroll, property and sales in the states in which we operate, as well as updates to tax attributes. During the year ended December 31, 2021, we recognized a TRA remeasurement gain of $39.5 million.
Note 18 - Income Taxes
The components of our income (loss) before income taxes for the fiscal years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Domestic	$378.0	$184.2	$93.2
Foreign	10.8	10.4	7.8
Income (Loss) from operations	$388.8	$194.6	$101.0
The Provision for (benefit from) income taxes for the years ended December 31, 2023, 2022, and 2021 consisted of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Current:
Federal	$—	$(2.7)	$10.2
State	(0.3)	0.4	4.9
Foreign	5.1	10.4	5.5
Total current	$4.8	$8.1	$20.6

Deferred:
Federal	$58.3	$27.9	$(10.2)
State	218.6	100.2	(5.5)
Foreign	(0.2)	(4.8)	1.2
Total deferred	$276.7	$123.3	$(14.5)

Provision for (benefit from) income taxes	$281.5	$131.4	$6.1

Note 18 - Income Taxes (continued)
The difference between the U.S. federal statutory tax rate and our effective tax rate, expressed as a percentage of income (loss) before income taxes, for the years ended December 31, 2023, 2022, and 2021, were as follows:

	Year Ended December 31,
	2023	2022	2021
Tax expense computed at U.S. federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	6.9%	6.0%	4.7%
Effects of changes in state tax law and apportionment	35.6%	36.5%	—%
Effects of non-U.S. operations	2.3%	1.8%	6.2%
Research and development credits	(0.6)%	(5.0)%	(2.5)%
Non-deductible stock-based compensation	6.0%	8.1%	2.4%
Impact of GAAP basis shifts	—%	—%	86.7%
Dividends and liquidation of corporate subsidiary	—%	—%	(101.2)%
Income allocable to non-controlling interest	—%	—%	(7.5)%
Valuation allowance	1.5%	—%	0.2%
Other	(0.3)%	(0.9)%	(3.9)%
Effective income tax rate	72.4%	67.5%	6.1%
For the years ended December 31, 2023 and 2022, our effective tax rate and resulting provision for income taxes principally varies from our statutory rate due to U.S. state taxes including the remeasurement of deferred tax assets for the effect of state law changes, foreign taxes, windfall and shortfalls of, and other non-deductible, share-based compensation; offset by research and development credits. Further, specific to the year ended December 31, 2023, the effects on non-U.S. operations also increased due to the net U.S. and Israel tax effects resulting from a tax ruling relating to research and developments activities conducted in Israel and valuation allowance over certain state attributes.
The effects of changes in state tax law and apportionment results in significant remeasurements of our state deferred tax assets. For the year ended December 31, 2023, the change mainly pertained to Massachusetts legislation enacted in the period which reduces the Company’s apportionment of income and loss to Massachusetts beginning in 2025. The change for the year ended December 31, 2022 principally pertained to movements in our geographical mix of sales, payroll and fixed assets among the states.
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

Note 18 - Income Taxes (continued)
As of December 31, 2023 and 2022, the significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in millions)	2023	2022
Deferred tax assets:
Capitalized research expenditures	$64.6	$39.7
Operating lease liabilities	19.9	19.5
Equity-based compensation	16.6	23.5
Goodwill	3,339.3	3,750.8
Interest expense carryforwards	33.6	23.5
Net operating loss carryforwards	297.0	201.9
Credit carryforwards	14.6	12.2
Other	9.9	7.1
Total gross deferred tax assets	$3,795.5	$4,078.2
Valuation allowance	(5.7)	—
Total deferred tax assets	$3,789.8	$4,078.2

Deferred tax liabilities:
Deferred commissions	$11.1	$9.5
Operating lease right-of-use assets	15.9	15.7
Acquired intangible assets	44.3	58.2
Cash flow hedge - Accumulated Other Comprehensive Income	9.2	14.1
Deferred tax on foreign earnings	1.9	1.0
Other	2.2	2.8
Total deferred tax liabilities	$84.6	$101.3

Net deferred tax asset	$3,705.2	$3,976.9
We recognize deferred tax assets to the extent we believe, based on available evidence, that it is more likely than not that they will be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations. In assessing the realizability of deferred tax assets, management determined that it is more likely than not that we will not fully realize certain available tax assets in domestic jurisdictions. Deferred tax assets are offset by a valuation allowance to the extent it is more likely than not that they are not expected to be realized. For the years ended December 31, 2023 and 2022 we recorded a valuation allowance of $5.7 million and zero, respectively. The $5.7 million valuation allowance for the year ended December 31, 2023 pertained to California and certain other state net operating losses due to state-specific limitations.
As of December 31, 2023, we had U.S. federal net operating losses of $1,119.7 million, excess interest carryforward under IRC Sec. 163(j) of $143.8 million, and tax credit carryforwards of approximately $15.8 million. As of December 31, 2022, we had U.S. federal net operating losses of $753.9 million, excess interest carryforward under IRC Sec. 163(j) of $96.6 million, and tax credit carryforwards of approximately $9.0 million. Federal net operating losses and excess interest carryforwards can be carried forward indefinitely, with the exception of $6.4 million of net operating losses which expire between 2034 and 2037. Our tax credits will begin to expire in 2035. Further, we have $1,147.7 million of state net operating losses and $2.4 million of state tax credits. With respect to our state net operating loss carryforward, $12.4 million expires between 2024 and 2029, $1,032.6 million expires between 2030 and 2043, and the remaining $102.7 million can be carried indefinitely. The state credits begin to expire in 2036.

Note 18 - Income Taxes (continued)
Our foreign earnings are available for repatriation for use in the United States, and we accrue a liability for any applicable tax. For the years ended December 31, 2023 and 2022, we had an accrual of $1.9 million and $1.0 million, respectively, for foreign withholding tax. No accrual was made with respect U.S. tax on the repatriation of foreign profits, as this will generally be exempt from federal income tax.
As of December 31, 2023 and 2022, reconciliation of the Company’s uncertain tax positions were as follows:

	Year Ended December 31,
(in millions)	2023	2022
Beginning balance	$5.1	$—
Gross increases in unrecognized tax benefits – prior year tax positions	11.4	1.3
Gross decreases in unrecognized tax benefits – prior year tax positions	(5.3)	—
Gross increases in unrecognized tax benefits – current year tax positions	1.4	3.8
Ending balance	$12.6	$5.1
We regularly evaluate the positions taken, or expected to be taken on tax returns, to determine if they constitute uncertain tax positions. Gross unrecognized tax benefits related to uncertain tax positions as of December 31, 2023 and 2022 were $12.6 million and $5.1 million, respectively. Unrecognized tax benefits as of December 31, 2023 were reflected in our Consolidated Balance Sheets as a reduction of Deferred tax assets. If recognized, all unrecognized tax benefits at December 31, 2023 would affect the effective tax rate. It is not anticipated any of the unrecognized tax benefit will be recognized in the next twelve months.
Our policy is to record interest and penalties related to uncertain tax positions within Provision (Benefit) for income taxes on the Consolidated Statements of Operations. There were no interest and penalties accrued with respect to income taxes for the years ended December 31, 2023 and 2022.
The Company and its subsidiaries file income tax returns in the United States and various foreign jurisdictions. We are subject to examination of our income tax returns by various domestic and foreign taxing authorities until the applicable statute of limitations expires. Tax years for federal tax purposes starting in 2020, and for Israel tax purposes starting in 2022, remain open to audit. The ability for the taxing authority to adjust tax attribute carryforwards, however, which start to originate in 2014 will continue until generally four years after our tax attributes are utilized. The Internal Revenue Service initiated an audit of the Company, including ZoomInfo Holdings LLC, with respect to its 2021 tax year in December 2023.
Note 19 - Subsequent Events
Management has evaluated subsequent events from December 31, 2023 through the date the financial statement was available to be issued and has determined there are no material subsequent events that require disclosure other than those below.
Share Repurchase Program
Subsequent to December 31, 2023 and up through February 9, 2024, the Company repurchased and subsequently retired approximately 7,466,491 shares of the Company’s Common Stock in the open market at a cost of approximately $118.9 million, for an average price of $15.92 per share, under the Share Repurchase Program described further in Note 12 - Stockholders' Equity to the consolidated financial statements.

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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fourth quarter of 2023, as such terms are defined under Item 408(a) or Regulation S-K.
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
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2024 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2023 (the “2024 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of October 29, 2021, by and among ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.), ZoomInfo Intermediate Inc. (formerly ZoomInfo Technologies Inc.) and ZoomInfo Merger Sub 1 Inc.	8-K filed November 1, 2021	001-39310	2.1
2.2	Agreement and Plan of Merger, dated as of October 29, 2021, by and among ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.), ZoomInfo Holdings LLC and ZoomInfo Merger Sub 2 LLC	8-K filed November 1, 2021	001-39310	2.2
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.)	8-K filed November 1, 2021	001-39310	3.2
4.1	Description of Registrant’s Securities to be Registered	8-A/A filed May 23, 2022	001-39310	4.1
4.2	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto and Wells Fargo, National Association, as trustee	8-K filed February 2, 2021	001-39310	4.1
4.3	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.4	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.2)	8-K filed February 2, 2021	001-39310	4.1
10.1	Sixth Amended and Restated Limited Liability Company Agreement of ZoomInfo Holdings LLC, dated as of October 29, 2021	10-K filed February 24, 2022	001-39310	10.1
10.2	Exchange Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.3
10.3	Amendment No. 1, dated as of August 20, 2021, to the Exchange Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	10-Q filed November 1, 2021	001-39310	10.3
10.4	Amendment No. 2, dated as of October 29, 2021, to the Exchange Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed November 1, 2021	001-39310	10.1
10.5	Reorganization Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.4
10.6	Amendment No. 1, dated as of August 20, 2021, to the Reorganization Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	10-Q filed November 1, 2021	001-39310	10.2
10.7	Amendment No. 2, dated as of October 29, 2021, to the Reorganization Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed November 1, 2021	001-39310	10.2
10.8	Registration Rights Agreement, dated as of June 8, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.5
10.9	Stockholders Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.6
10.10†	ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan	8-K filed June 8, 2020	001-39310	10.7
10.11†	ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	8-K filed June 8, 2020	001-39310	10.8

10.12†	Amendment No. 1 to the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	10-K filed February 26, 2023	001-39310	10.12
10.13†	Form of Indemnification Agreement	S-1/A filed May 27, 2020	333-236674	10.9
10.14	First Lien Credit Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the guarantors party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer, and the other lenders and L/C issuers party thereto	S-1 filed February 27, 2020	333-236674	10.10
10.15	Amendment No. 1 to the First Lien Credit Agreement, dated February 19, 2020, by and among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	S-1 filed February 27, 2020	333-236674	10.11
10.16	Amendment No. 2 to First Lien Credit Agreement, dated February 2, 2021, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), ZoomInfo Technologies LLC, ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed February 2, 2021	001-39310	10.1
10.17	Amendment No. 3 to First Lien Credit Agreement, dated July 20, 2021, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), Morgan Stanley Bank, N.A., as the 2021-1 incremental first lien term loan lender and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed July 20, 2021	001-39310	10.1
10.18	Amendment No. 4 to First Lien Credit Agreement, dated December 30, 2022, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), Morgan Stanley Bank, N.A., as the 2021-1 incremental first lien term loan lender and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	10-K filed February 26, 2023	001-39310	10.18
10.19	Amendment No. 5 to First Lien Credit Agreement, dated February 28, 2023, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer.	8-K filed March 2, 2023	001-39310	10.1
10.20	Amendment No. 6 to First Lien Credit Agreement, dated as of December 8, 2023, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed December 11, 2023	001-39310	10.1
10.21	First Lien Security Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the grantors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1 filed February 27, 2020	333-236674	10.12
10.22	First Lien Holdings Guaranty, dated as of February 1, 2019, among DiscoverOrg Midco, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.13
10.23	First Lien Subsidiary Guaranty, dated as of February 1, 2019, among the guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.14
10.24	First Lien Intercompany Subordination Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the subordinated creditors and obligors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	S-1 filed February 27, 2020	333-236674	10.15
10.25†	Employment Agreement, dated as of May 27, 2020, between ZoomInfo Technologies Inc., ZoomInfo OpCo and Henry Schuck	8-K filed June 8, 2020	001-39310	10.9
10.26†	Employment Agreement, dated December 21, 2018, by and between DiscoverOrg Data, LLC and Peter Cameron Hyzer	S-1 filed February 27, 2020	333-236674	10.25
10.27†	Form of HSKB Funds, LLC Subscription Agreement	S-1 filed February 27, 2020	333-236674	10.26
10.28†	Form of Class P Incentive Unit Agreement	S-1 filed February 27, 2020	333-236674	10.27
10.29†	Form of Standard Employee Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.28

10.30†	Form of Class P Unit Agreement for Henry Schuck under 2020 Omnibus Incentive Plan	S-1/A filed May 27, 2020	333-236674	10.29
10.31†	Form of Leverage Restoration Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.30
10.32†	Form of Standard Employee Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	10-K filed February 26, 2023	001-39310	10.30
10.33†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.32
10.34†	Form of Non-Employee Director Sign-On Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.33
10.35†	Form of Class P Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.34
10.36†	Form of LTIP Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.35
10.37†	Form of Restrictive Covenant Agreement Exhibit to Employee Equity Awards under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.36
10.38†	Employment Agreement, dated as of August 10, 2020, between ZoomInfo Technologies Inc., ZoomInfo Technologies LLC and Joseph Christopher Hays	10-Q filed August 11, 2020	001-39310	10.20
10.39†	Offer Letter Agreement, dated as of February 1, 2019, between DiscoverOrg Data, LLC and Nir Keren	10-K filed February 26, 2021	001-39310	10.30
+21.1	Subsidiaries of ZoomInfo Technologies Inc.
+23.1
Consent of KPMG LLP, Independent Registered Public Accounting Firm, with respect to the incorporation by reference of KPMG LLP’s audit report into Registration Statements of ZoomInfo Technologies Inc. on Form S-8 and Form S-3

+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+97.1	ZoomInfo Technologies Inc. Clawback Policy
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2024.

ZOOMINFO TECHNOLOGIES INC.

By:	/s/ Henry Schuck
Name: Henry Schuck Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry Schuck	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 15, 2024
Henry Schuck

/s/ Todd Crockett	Director	February 15, 2024
Todd Crockett

/s/ Mitesh Dhruv	Director	February 15, 2024
Mitesh Dhruv

/s/ Keith Enright	Director	February 15, 2024
Keith Enright

/s/ Ashley Evans	Director	February 15, 2024
Ashley Evans

/s/ Alison Gleeson	Director	February 15, 2024
Alison Gleeson

/s/ Mark Mader	Director	February 15, 2024
Mark Mader

/s/ Patrick McCarter	Director	February 15, 2024
Patrick McCarter

/s/ D. Randall Winn	Director	February 15, 2024
D. Randall Winn

/s/ P. Cameron Hyzer	Chief Financial Officer (principal financial officer)	February 15, 2024
P. Cameron Hyzer

/s/ Sriprasadh Cadambi	Chief Accounting Officer and Senior Vice President, Finance (principal accounting officer)	February 15, 2024
Sriprasadh Cadambi