Form 10-Q
period 2024-03-31
ZoomInfo Technologies Inc.
filed 2024-05-07
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of April 30, 2024, there were 373,918,562 shares of the registrant's common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2024

i

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
The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Quarterly Report on Form 10-Q, other factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K of ZoomInfo Technologies Inc. for the fiscal year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”) on February 15, 2024 (“2023 Form 10-K”), and in other reports we file from time to time with the SEC:
Risks Related to Our Business and Industry
◦Our current and potential customers may reduce spending on sales, marketing, recruiting and other technology and information as a result of weaker economic conditions, which could harm our revenue, results of operations, and cash flows;
◦We may be unable to attract new customers, renew existing subscriptions, or expand existing subscriptions, which could harm our revenue growth and profitability;
◦If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our products and services and have an adverse effect on our business, results of operations, and financial condition;
◦Larger, well-funded companies with significant resources may shift their existing business models to become more competitive with us;
◦We experience competition from other companies and technologies that allow companies to gather and aggregate sales, marketing, recruiting, and other data, and competing products and services could provide greater appeal to customers;
◦The markets in which we compete are rapidly evolving, which make it difficult to forecast demand for our services;
◦Our platform integrates or otherwise works with third-party systems that we do not control;
◦Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements;
◦We depend on our executive officers and other key employees, and the loss of or inability to attract, integrate and retain these and other highly skilled employees could harm our business;
◦If we fail to maintain, upgrade, or implement adequate operational and financial resources, including our IT systems, we may be unable to execute our business plan; and
◦We may be unable to successfully integrate acquired businesses, services, databases, and technologies into our operations, which could have an adverse effect on our business.

Risks Related to Privacy, Technology, and Security
◦Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services;
◦We may be subject to litigation for any of a variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition;
◦New or changing laws and regulations may diminish the demand for our platform, restrict access to our platform, constrain the range of services we can provide, or require us to disclose or provide access to information in our possession, which could harm our business, results of operations, and financial condition;
◦We may not be able to adequately protect or enforce our proprietary and intellectual property rights in our data or technology;
◦Investing in our artificial intelligence (“AI”) capability introduces risks, which, if realized, could adversely impact our business;
◦Third-parties could use our products and services in a manner that is unlawful or contrary to our values or applicable law;
◦Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition; and
◦Technical problems or disruptions that affect either our customers’ ability to access our services could damage our reputation and brands and lead to reduced demand for our products and services, lower revenues, and increased costs.
Risks Related to Credit and Financial Factors
◦We generate revenue from sales of subscriptions to our platform and data, and any decline in demand for the types of products and services we offer would negatively impact our business;
◦Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations;
◦Downturns or upturns in new sales and renewals are not immediately reflected in full within our results of operations;
◦We anticipate increasing operating expenses in the future, and we may not be able to maintain profitability;
◦Our indebtedness could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations;
◦We may not be able to generate sufficient cash to service all of our indebtedness;
◦Interest rate fluctuations may affect our results of operations and financial condition;
◦Changes in our credit and other ratings could adversely impact our operations and lower our profitability;
◦Global tax developments applicable to multinational businesses may have a material impact to our business, cash flows, or financial results. The Organization for Economic Co-operation and Development has proposed significant changes to the international tax law framework in the form of the Pillar Two model rules which seek to implement a global minimum tax. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two;
◦Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial results; and
◦Changes in tax laws or regulations in the various tax jurisdictions we are subject to that are applied adversely to us or our paying customers could increase the costs of our products and services and harm our business.

Risks Related to Geopolitical Factors
◦Operations and sales outside the United States expose us to risks inherent in international operations; and
◦Global economic uncertainty and catastrophic events, including global pandemics, continued hostilities such as those between Russia and Ukraine, and Israel and Hamas, and other conflicts in the Middle East, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.
Risks Related to Our Organizational Structure and Ownership of Our Common Stock
◦Our corporate structure and our tax receivable agreements may restrict our ability to make certain payments, increase the costs to consummate certain transactions, and limit our ability to realize the value of certain tax attributes; and
◦The parties to our stockholders agreement have special rights and interests that may conflict with ours or yours in the future.
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
Website Disclosure
The Company intends to use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://ir.zoominfo.com. Accordingly, you should monitor the investor relations portion of our website at https://ir.zoominfo.com in addition to following our press releases, SEC filings, and public conference calls and webcasts (which are not incorporated herein or otherwise a part of this Form 10-Q). In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations page at https://ir.zoominfo.com. The information on our website is not incorporated herein or otherwise a part of this Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$405.9	$447.1
Short-term investments	34.3	82.2
Restricted cash, current	—	0.2
Accounts receivable, net	223.5	272.0
Prepaid expenses and other current assets	72.1	59.6
Income tax receivable	4.4	3.2
Total current assets	$740.2	$864.3

Restricted cash, non-current	8.9	8.9
Property and equipment, net	74.6	65.1
Operating lease right-of-use assets, net	106.8	80.7
Intangible assets, net	319.8	334.6
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,694.3	3,707.1
Deferred costs and other assets, net of current portion	116.6	114.9
Total assets	$6,753.9	$6,868.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18.0	$34.4
Accrued expenses and other current liabilities	123.1	113.8
Unearned revenue, current portion	443.0	439.6
Income taxes payable	1.5	2.0
Current portion of tax receivable agreements liability	60.4	31.4
Current portion of operating lease liabilities	12.1	11.2
Current portion of long-term debt	6.0	6.0
Total current liabilities	$664.1	$638.4

Unearned revenue, net of current portion	1.3	2.3
Tax receivable agreements liability, net of current portion	2,735.6	2,786.6
Operating lease liabilities, net of current portion	115.4	89.9
Long-term debt, net of current portion	1,225.4	1,226.4
Deferred tax liabilities	2.1	1.9
Other long-term liabilities	4.1	3.5
Total liabilities	$4,748.0	$4,749.0

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 376,156,650 and 384,830,529 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$3.7	$3.8
Preferred stock, par value $0.01; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023; zero issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,676.3	1,804.9
Accumulated other comprehensive income	27.5	27.3
Retained earnings	298.4	283.3
Total stockholders' equity	2,005.9	2,119.3
Total liabilities and stockholders' equity	$6,753.9	$6,868.3
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2024	2023

Revenue	$310.1	$300.7
Cost of service:
Cost of service(1)	33.9	35.0
Amortization of acquired technology	9.5	10.5
Gross profit	$266.7	$255.2
Operating expenses:
Sales and marketing(1)	99.4	103.2
Research and development(1)	43.7	42.3
General and administrative(1)	75.1	37.7
Amortization of other acquired intangibles	5.3	5.6
Restructuring and transaction-related expenses	0.2	0.1
Total operating expenses	$223.7	$188.9
Income from operations	$43.0	$66.3
Interest expense, net	10.1	9.9
Loss on debt modification and extinguishment	—	2.2
Other loss (income), net	3.4	(14.0)
Income before income taxes	$29.5	$68.2
Provision for income taxes	14.4	23.7
Net income	$15.1	$44.5
Net income per share of common stock:
Basic	$0.04	$0.11
Diluted	0.04	0.11
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended March 31,
	2024	2023
Cost of service	$2.5	$4.1
Sales and marketing	11.8	19.5
Research and development	8.8	6.9
General and administrative	8.1	7.2
Total equity-based compensation expense	$31.2	$37.7
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended March 31,
	2024	2023

Net income	$15.1	$44.5
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	6.9	(3.4)
Realized gain on settlement of cash flow hedges	(6.7)	(5.4)
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.1	0.1
Other comprehensive income (loss) before tax	$0.3	$(8.7)
Tax effect	(0.1)	2.2
Other comprehensive income (loss), net of tax	0.2	(6.5)
Comprehensive income	$15.3	$38.0
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (in millions, except share data; unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	384,830,529	$3.8	$1,804.9	$27.3	$283.3	$2,119.3
Issuance of common stock upon vesting of RSUs	1,359,913	—	—	—	—	—
Shares withheld related to net share settlement	(410,537)	—	(7.0)	—	—	(7.0)
Repurchase of common stock	(9,623,255)	(0.1)	(154.3)	—	—	(154.4)
Net income	—	—	—	—	15.1	15.1
Other comprehensive income	—	—	—	0.2	—	0.2
Equity-based compensation	—	—	32.7	—	—	32.7
Balance at March 31, 2024	376,156,650	$3.7	$1,676.3	$27.5	$298.4	$2,005.9

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (in millions, except share data; unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2022	404,083,262	$4.0	$2,052.1	$39.7	$176.0	$2,271.8
Issuance of common stock upon vesting of RSUs	648,570	—	—	—	—	—
Shares withheld related to net share settlement and other	(163,965)	—	(4.1)	—	—	(4.1)
Exercise of stock options	11,236	—	0.2	—	—	0.2
Forfeitures / cancellations	(6,733)	—	—	—	—	—
Repurchase of common stock	(1,058,291)	—	(24.3)	—	—	(24.3)
Net income	—	—	—	—	44.5	44.5
Other comprehensive loss	—	—	—	(6.5)	—	(6.5)
Equity-based compensation	—	—	37.7	—	—	37.7
Balance at March 31, 2023	403,514,079	$4.0	$2,061.6	$33.2	$220.5	$2,319.3
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Three Months Ended March 31,
	2024	2023

Operating activities:
Net income	$15.1	$44.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20.0	20.9
Amortization of debt discounts and issuance costs	0.5	0.7
Amortization of deferred commissions costs	17.4	18.8
Loss on debt modification and extinguishment	—	2.2
Equity-based compensation expense	31.2	37.7
Deferred income taxes	13.2	27.9
Tax receivable agreement remeasurement	9.6	(10.1)
Provision for bad debt expense	9.2	6.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	39.3	1.3
Prepaid expenses and other current assets	(11.9)	(9.9)
Deferred costs and other assets, net of current portion	(17.6)	(16.4)
Income tax receivable	(1.2)	(2.3)
Accounts payable	(16.9)	(10.3)
Accrued expenses and other liabilities	5.5	(34.0)
Unearned revenue	2.5	31.5
Net cash provided by operating activities	$115.9	$108.6

Investing activities:
Purchases of short-term investments	$—	$(63.6)
Maturities of short-term investments	48.2	50.4
Purchases of property and equipment and other assets	(12.8)	(6.4)
Net cash provided by (used in) investing activities	$35.4	$(19.6)

Financing activities:
Payments of deferred consideration	$(0.7)	$—
Repayment of debt	(1.5)	(1.5)
Payments of debt issuance and modification costs	(0.8)	(2.0)
Proceeds from exercise of stock options	—	0.2
Taxes paid related to net share settlement of equity awards	(7.1)	(4.1)
Tax receivable agreement payments	(31.6)	—
Repurchase of common stock	(151.0)	(21.9)
Net cash used in financing activities	$(192.7)	$(29.3)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(41.4)	$59.7
Cash, cash equivalents, and restricted cash at beginning of period	456.2	424.1
Cash, cash equivalents, and restricted cash at end of period	$414.8	$483.8

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Three Months Ended March 31,
	2024	2023
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$405.9	$474.0
Restricted cash, non-current	8.9	9.8
Total cash, cash equivalents, and restricted cash	$414.8	$483.8

Supplemental disclosures of cash flow information
Interest paid in cash	$17.7	$18.7
Cash paid for taxes	3.3	1.7

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$2.1	$0.8
Equity-based compensation included in capitalized software	1.5	—
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Notes to Unaudited Consolidated Financial Statements (Unaudited)
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies
Business
ZoomInfo Technologies Inc., through its operating subsidiaries, (the “Company”, “we”, “us”, “our”, and “ZoomInfo”) provides a go-to-market intelligence and engagement platform for sales and marketing teams. The Company’s cloud-based platform provides workflow tools with integrated, accurate, and comprehensive information on organizations and professionals to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Company’s 2023 Form 10-K.
The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2024 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of March 31, 2024, and results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
The Company accounts for revenue contracts with customers through the following steps:
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses, which, when realized, have been within the range of management’s expectations. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2024 and 2023, or accounted for more than 10% of accounts receivable as of March 31, 2024 and December 31, 2023.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for expected credit losses, and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2024 and December 31, 2023, the allowance for expected credit losses was not significant to the accompanying consolidated financial statements.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Deferred Commissions
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
Commissions payable at March 31, 2024 were $32.3 million, of which the current portion of $29.0 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $3.3 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2023 were $37.7 million, of which the current portion of $34.4 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $3.3 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $10.4 million and $8.5 million were recorded for the three months ended March 31, 2024 and 2023, respectively. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Business Combinations
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
Acquired technology, customer relationships, trade names or brand portfolios, and other intangible assets are related to historical acquisitions (refer to Note 5 - Goodwill and Acquired Intangible Assets). Acquired intangible assets are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods range from 2 years to 15 years. Any costs incurred to renew or extend the life of an intangible or long-lived asset are reviewed for capitalization.
Indefinite-lived intangible assets consist of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Indefinite-lived intangible assets are not subject to amortization. Instead, they are subject to an annual assessment for potential impairment, or more frequently upon the occurrence of a triggering event when circumstances indicate that the book value is greater than its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. The Company conducts its impairment assessment during the fourth quarter of each fiscal year. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three month periods ended March 31, 2024 and 2023.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Impairment of Long-lived Assets
Long-lived assets, such as property and equipment, acquired intangible assets, and right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated future cash flows of the asset. The estimated future cash flows associated with the right-of-use assets under Accounting Standards Codification (“ASC”) 842 were developed by incorporating current market data and forecasts provided by reputable external real estate brokers and data sources. These projections consider prevailing rental rates, anticipated lease renewals, expected vacancy periods, and other relevant market factors that contribute to the estimation of recoverable cash flows for the impaired office spaces we do not intend to occupy. No impairment charges were recorded for the three month periods ended March 31, 2024 and 2023.
Long-lived Assets
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes property and equipment, net and operating lease right-of-use assets, net. As of March 31, 2024, long-lived assets held in the United States and Israel were $151.5 million and $24.1 million, respectively, representing approximately 97% of the consolidated total. As of December 31, 2023, long-lived assets held in the United States and Israel were $120.2 million and $20.2 million, respectively, representing approximately 96% of the consolidated total.
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
We do not have any finance leases. Operating leases are recorded on our Consolidated Balance Sheets. Right-of-use assets and lease liabilities are measured at the lease commencement date based on the present value of the fixed minimum remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rates implicit in our leases are not readily determinable, we use our incremental borrowing rate as the discount rate for each respective lease, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Some leases include options to extend or options to terminate the lease prior to the stated lease expiration. Optional periods to extend a lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised (or not exercised in the case of termination options). Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance and related taxes for our facilities leases, as a single lease component. Short-term leases, defined as leases having an original lease term less than or equal to one year, are excluded from our right-of-use assets and lease liabilities.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Derivative Instruments and Hedging Activities
FASB’s ASC 815—Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Tax Receivable Agreements
In connection with our initial public offering, we entered into two Tax Receivable Agreements ("TRA" or “TRAs”) with certain non-controlling interest owners (the “TRA Holders”). The TRAs generally provide for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings.
We account for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized on our Consolidated Statements of Operations as a component of Other loss (income), net. Refer to Note 13 - Tax Receivable Agreements for further details on the TRA liability.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits within Provision for income taxes on the Consolidated Statements of Operations.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Compensation expense related to the Company’s Employee Stock Purchase Plan is measured at the estimated fair value using the Black-Scholes option pricing model using the estimated number of awards as of the beginning of the offering period.
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
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). The total authorization in 2023 and 2024 was $600.0 million and $500.0 million, respectively, of which $546.8 million remained available and authorized for repurchases as of March 31, 2024. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
During the three months ended March 31, 2024, the Company repurchased and subsequently retired 9,623,255 shares of common stock at an average price of $15.90, for an aggregate $153.1 million. During the three months ended March 31, 2023, the Company repurchased and subsequently retired 1,058,291 shares of common stock at an average price of $22.99, for an aggregate $24.3 million.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU incorporate into the FASB’s ASC certain SEC disclosure requirements that were referred to the FASB and overlap with, but require incremental information to, U.S. GAAP. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited, and applied prospectively. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from FASB’s ASC and will not become effective for any entity. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve reportable segment disclosure primarily through enhanced disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023 (i.e., a January 1, 2024 effective date), and interim periods within fiscal years beginning after December 15, 2024 (i.e., the first quarter of 2025). The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted this standard beginning in 2024 and expects to provide incremental qualitative segment-related disclosures beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. However, there was no impact to the consolidated financial statements upon adoption.
Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended March 31,
(in millions)	2024	2023
Subscription	$306.8	$297.4
Usage-based	2.3	2.4
Other	1.0	0.9
Total revenue	$310.1	$300.7
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
Of the total revenue recognized in the three months ended March 31, 2024, $245.2 million was included in the unearned revenue balance as of December 31, 2023. Of the total revenue recognized in the three months ended March 31, 2023, $213.3 million was included in the unearned revenue balance as of December 31, 2022. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.

Note 2 - Revenue from Contracts with Customers (continued)
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 13% of our total revenues for the three months ended March 31, 2024 and 2023, respectively. Contracts denominated in currencies other than U.S. Dollar were not material for the three months ended March 31, 2024 and 2023.
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
As of March 31, 2024 and December 31, 2023, the Company had contract assets of $9.8 million and $5.9 million, respectively, which are recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the Company had unearned revenue of $444.3 million and $441.9 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of March 31, 2024	$837.8	$295.6	$1,133.4
As of December 31, 2023	856.4	296.5	1,152.9

Note 3 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of March 31, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$153.0	$—	$—	$153.0
Cash equivalents:
Money market mutual funds	252.9	—	—	252.9
Total cash and cash equivalents	$405.9	$—	$—	$405.9
Short-term investments:
Corporate debt securities	$18.4	$—	$—	$18.4
Securities guaranteed by U.S. government	4.7	—	—	4.7
Certificates of deposit	11.2	—	—	11.2
Total short-term investments	$34.3	$—	$—	$34.3
Total cash, cash equivalents, and short-term investments	$440.2	$—	$—	$440.2
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$201.9	$—	$—	$201.9
Cash equivalents:
Money market mutual funds	245.2	—	—	245.2
Total cash and cash equivalents	$447.1	$—	$—	$447.1
Short-term investments:
Corporate debt securities	$37.4	$—	$—	$37.4
Securities guaranteed by U.S. government	26.7	—	—	26.7
Other government securities	18.1	—	—	18.1
Total short-term investments	$82.2	$—	$—	$82.2
Total cash, cash equivalents, and short-term investments	$529.3	$—	$—	$529.3
Refer to Note 8 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at March 31, 2024 and December 31, 2023.
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$34.3	$34.3	$82.2	$82.2
Total	$34.3	$34.3	$82.2	$82.2

Note 4 - Property and Equipment
The Company’s property and equipment consist of the following:

	March 31,	December 31,
(in millions)	2024	2023
Computer equipment	$15.1	$17.1
Furniture and fixtures	3.7	3.7
Leasehold improvements	20.4	13.1
Internal use developed software	90.5	84.0
Construction in progress	11.0	7.8
Property and equipment, gross	$140.7	$125.7
Less: accumulated depreciation	(66.1)	(60.6)
Property and equipment, net	$74.6	$65.1
Depreciation expense was $5.2 million and $4.8 million for the three months ended March 31, 2024 and 2023, respectively.
Note 5 - Goodwill and Acquired Intangible Assets
Intangible assets, other than goodwill, consisted of the following as of March 31, 2024 and December 31, 2023, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(117.5)	$170.1	14.5
Acquired technology	330.8	(217.9)	112.9	6.3
Brand portfolio	11.5	(7.7)	3.8	7.8
Total intangible assets subject to amortization	$629.9	$(343.1)	$286.8

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$662.9	$(343.1)	$319.8

Note 5 - Goodwill and Acquired Intangible Assets (continued)

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(112.5)	$175.1	14.5
Acquired technology	330.8	(208.4)	122.4	6.3
Brand portfolio	11.5	(7.4)	4.1	7.9
Total intangible assets subject to amortization	$629.9	$(328.3)	$301.6

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$662.9	$(328.3)	$334.6
Amortization expense was $14.8 million and $16.1 million for the three months ended March 31, 2024 and 2023, respectively.
Goodwill was $1,692.7 million as of March 31, 2024 and December 31, 2023.
There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2024.
Note 6 - Financing Arrangements
As of March 31, 2024 and December 31, 2023, the carrying values of the Company’s borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	March 31, 2024	December 31, 2023
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 2.25%	$589.4	$590.7
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	642.0	641.7
Total Debt				$1,231.4	$1,232.4
Less: current portion				(6.0)	(6.0)
Total Long-term debt, net of current portion				$1,225.4	$1,226.4
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
•Sell or transfer assets;

Note 6 - Financing Arrangements (continued)
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
First Lien Term Loan
In December 2023, we entered into an amendment to our existing First Lien Credit Agreement (the "Sixth Amendment"), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the applicable rate for Base Rate loans from 1.75% to 1.25% and SOFR based loans from 2.85% to 2.25%, and included the removal of the 0.1% credit spread adjustment.
In February 2023, we entered into an amendment to our existing First Lien Credit Agreement (the “Fifth Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which provided for an extension of the maturity date to February 28, 2030. The first lien term debt had a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. Pursuant to the Fifth Amendment, the applicable rate decreased for Base Rate loans from 2.00% to 1.75% and from 3.10% to 2.85% for SOFR based loans. Under the terms of the Fifth Amendment, the Company is obligated to make principal payments in the amount of 0.25% of the aggregate initial outstanding amount.
The Company recognized an immaterial loss in connection with the repricing in the fiscal year ending December 31, 2023 within Loss on debt modification and extinguishment on the Consolidated Statements of Operations.
The effective interest rate on the first lien debt was 7.81% and 7.83% as of March 31, 2024 and December 31, 2023, respectively.
First Lien Revolving Credit Facility
Pursuant to the Fifth Amendment, the Company also extended the maturity date of $213.0 million of our $250.0 million existing commitments of the first lien revolving credit facility to February 28, 2028. Pursuant to the Sixth Amendment, $26.0 million of the non-extended commitments were extended to February 28, 2028. With respect to the $11.0 million commitments which were not extended, the maturity date is November 2, 2025. Debt issuance costs were incurred in connection with the repricing of the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs are immaterial and included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.
The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR, plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.

Note 7 - Derivatives and Hedging Activities
Interest Rate Hedges
We are exposed to risks from changes in interest rates related to the first lien term loan (See Note 6 - Financing Arrangements). The Company uses derivative financial instruments, specifically, interest rate swap contracts, in order to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. The Company does not enter into derivative transactions for speculative or trading purposes.
As of March 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate cap contract	One	$100.0	3.500%	April 30, 2024
Interest rate swap contracts	Two	500.0	0.370%	January 30, 2026
The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to Interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $22.5 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swap.
Refer to the Company’s Consolidated Statements of Comprehensive Income for amounts reclassified from Accumulated other comprehensive income into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.
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
The derivative foreign currency forward contracts are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to revenue or operating expenses depending on the nature of the underlying transaction, when the underlying transaction has an impact on earnings. Impacts on Cash and cash equivalents are presented as operating cash flows on our Consolidated Statements of Cash Flows in the period contracts are settled. During the three months ended March 31, 2024, the Company did not have any outstanding foreign currency derivatives designated as cash flow hedges.

Note 7 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024		December 31, 2023
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate cap contract(1)	$0.1	$—	$0.6	$—
Interest rate swap contracts(1)	22.5	—	21.2	—
Interest rate swap contracts(2)	14.3	—	15.0	—
Total designated derivative fair value	$36.9	$—	$36.8	$—
__________________
(1)Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2)Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.
Refer to the Company’s Consolidated Statements of Comprehensive Income for amounts reclassified from Accumulated other comprehensive income into earnings related to the Company’s Derivative Instruments designated as cash flow hedging instruments for each of the reporting periods.
Note 8 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by the U.S. government and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes was $591.8 million and $583.4 million as of March 31, 2024, and $595.5 million and $588.3 million as of December 31, 2023, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
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

Note 8 - Fair Value (continued)
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
The fair value of our financial assets was determined using the following inputs (in millions):

Fair Value at March 31, 2024	Level 1	Level 2	Level 3
Measured on a recurring basis:
Cash equivalents:
Money market mutual funds	$252.9	$—	$—
Short-term investments:
Corporate debt securities	$—	$18.4	$—
Securities guaranteed by U.S. government	—	4.7	—
Certificates of deposit	—	11.2	—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$0.1	$—
Interest rate swap contracts	—	22.5	—
Deferred costs and other assets, net of current portion:
Interest rate swap contracts	$—	$14.3	$—
Total	$252.9	$71.2	$—

Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Measured on a recurring basis:
Cash equivalents:
Money market mutual funds	$245.2	$—	$—
Short-term investments:
Corporate debt securities	$—	$37.4	$—
Securities guaranteed by U.S. government	—	26.7	—
Other governmental securities	—	18.1	—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$0.6	$—
Interest rate swap contracts	—	21.2	—
Deferred costs and other assets, net of current portion
Interest rate swap contracts	$—	$15.0	$—
Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$13.6
Total	$245.2	$119.0	$13.6
There were no transfers between fair value measurements levels during the three months ended March 31, 2024.

Note 8 - Fair Value (continued)
Refer to Note 3 - Cash, Cash Equivalents, and Short-term Investments for further information regarding the fair value of our financial instruments. Refer to Note 7 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments.
Note 9 - Commitments and Contingencies
Non-cancelable purchase obligations
For information related to outstanding non-cancelable purchase obligations, refer to the amount disclosed in the audited financial statements in our 2023 Form 10-K. Amounts mainly relate to third-party cloud hosting and software-as-a-service arrangements. For information regarding financing-related obligations, refer to Note 6 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 11 - Leases.
Contingent earnout payments
In connection with the acquisition of Dogpatch Advisors, LLC in April 2022, the Company could be required to issue equity awards up to $2.6 million. As of March 31, 2024, the Company has paid $0.3 million. Refer to Note 4 - Business Combinations in our 2023 Form 10-K for additional information.
Deferred acquisition-related payments
In connection with the acquisition of Insent, the Company paid $2.0 million during the three months ended March 31, 2024 of which $0.7 million represents deferred consideration. Refer to Note 4 - Business Combinations in our 2023 Form 10-K for additional information.
Legal matters
We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. There are inherent uncertainties in these matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Based on the information known by the Company as of the date of this filing, except where otherwise indicated, it is not possible to provide an estimated amount of any loss or range of loss that may occur with respect to these matters, including without limitation the matters described below.

Note 9 - Commitments and Contingencies (continued)
On April 15, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies LLC in the United States District Court for the Northern District of Illinois (Eastern Division) alleging ZoomInfo’s use of Illinois residents’ names in public-facing web pages violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. Additionally, on September 30, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies Inc. in the United States District Court for the Western District of Washington alleging ZoomInfo’s use of California residents’ names in public-facing web pages violates California statutory and common law regarding the right of publicity as well as misappropriation, and seeking compensatory and punitive damages, restitution, injunctive relief, declaratory relief, costs, and attorneys’ fees. Effective March 27, 2024, ZoomInfo entered into a settlement agreement with plaintiffs in the Illinois class action that, if approved, will resolve the Illinois class action, the California class action and similar, unfiled claims in the states of Indiana and Nevada (the “Class Actions”). Under the terms of settlement, ZoomInfo has agreed to pay an amount equal to 3% of the statutory damages to each eligible class member in the states of California, Illinois, Indiana, and Nevada. The estimated total settlement amount is approximately $29.5 million, based on the estimated size of each state’s settlement class, and the total settlement amount will be finalized based on confirmatory discovery, to be completed on or before May 24, 2024. The proposed settlement is subject to final approval by the Illinois District Court and certain other conditions. If approved, the settlement would release all claims by any class member against ZoomInfo based on the alleged use of such class member’s identity, persona, name, image, likeness, or personal information for any commercial purpose without consent, including any claims alleging a violation of any right of publicity law. The settlement is not an admission of fault or wrongdoing by ZoomInfo. However, it believes that a resolution of these claims at this time is in the best interest of the Company given the costs and risks inherent in litigation. During the three months ended March 31, 2024, the Company incurred charges of $30.2 million, which includes both the estimated settlement amount and other legal costs, of which $0.2 million of legal costs has been paid. The remaining accrual of $30.0 million as of March 31, 2024 is included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. Subsequent charges to settle the Class Actions, if any, will be recorded during the second quarter of 2024 following the confirmatory discovery. The total charges that the Company expects to incur are subject to a number of assumptions, including the number of class members in each state, and actual expenses may differ materially from the estimates disclosed.
On February 10, 2023, a putative class action lawsuit was filed against Datanyze, LLC, one of the Company’s subsidiaries, in the Circuit Court of Cook County, Illinois alleging Datanyze's use of Illinois residents’ names in a free trial violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. The case is pending in the United States District Court for the Northern District of Illinois (Eastern Division). The Company intends to vigorously defend against this lawsuit.
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

Note 10 - Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2024	2023
Basic net income per share attributable to common stockholders
Numerator:
Net income	$15.1	$44.5
Denominator:
Weighted average number of shares of common stock outstanding	378,967,201	403,408,487
Basic net income per share attributable to common stockholders	$0.04	$0.11

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$15.1	$44.5
Denominator:
Number of shares used in basic computation	378,967,201	403,408,487
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Restricted stock awards	145,210	446,843
Exercise of common stock options	—	66,687
Employee Stock Purchase Plan	195,072	195,611
Weighted average shares of common stock outstanding used to calculate diluted net income per share	379,307,483	404,117,628
Diluted net income per share attributable to common stockholders	$0.04	$0.11
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net income per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Restricted stock units	15,474,470	13,267,434
Exercise of common stock options	76,261	—
Total anti-dilutive securities	15,550,731	13,267,434
Note 11 - Leases
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

Note 11 - Leases (continued)
The Company subleases two offices. The subleases have remaining lease terms of less than seven years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income from operations on our Consolidated Statements of Operations, was immaterial for the three months ended March 31, 2024 and 2023.
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
(in millions)	2024	2023
Assets
Operating lease right-of-use assets, net	$106.8	$80.7

Liabilities
Current portion of operating lease liabilities	$12.1	$11.2
Operating lease liabilities, net of current portion	115.4	89.9
Total lease liabilities	$127.5	$101.1
Rent expense was $5.6 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively.
Other information related to leases was as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$2.9	$2.3
Cash received for tenant incentive reimbursement	0.3	—

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$28.4	$—

	As of
	March 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	11.7	10.3
Weighted average discount rate	6.6%	6.2%

Note 11 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of March 31, 2024 (in millions):

Year Ending December 31,	Operating Leases
2024 (excluding three months ended March 31, 2024)	$(8.5)
2025	21.5
2026	28.5
2027	19.5
2028	18.6
Thereafter	105.5
Total future minimum lease payments	185.1
Less: Effects of discounting	57.6
Total lease liabilities	$127.5
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. Included in the undiscounted future minimum lease payments for the year ended December 31, 2024 are future tenant improvement allowance reimbursements related to our Ra’anana, Israel, new Vancouver, Washington, and Waltham, Massachusetts leases.
Expense associated with short term leases and variable lease costs were immaterial for the three months ended March 31, 2024 and 2023. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $228.1 million, of which $157.9 million relate to leases expected to commence in the three months ended June 30, 2024 and $200.6 million relate to leases expected to commence in 2024 (excluding the three months ended March 31, 2024). These payments are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
Recent Leasing Activity
Relating to our new corporate headquarters in Vancouver, Washington, the first and second phase of the lease commenced in March 2024. The commencement of these phases resulted in additional lease liabilities arising from obtaining right-of-use assets of $12.5 million and $15.0 million, respectively. As the commencement of the remaining subsequent phases of this lease are expected to occur between April and October 2024, the Company has not recorded operating lease right-of-use assets or lease liabilities for these phases as of March 31, 2024.
Note 12 - Equity-based Compensation
2020 Omnibus Incentive Plan - On May 26, 2020, the Board adopted the Omnibus Plan. The Omnibus Plan provides for potential grants of the following awards with respect to shares of the Company’s common stock or securities valued by reference to, or otherwise determined by reference to or based on, shares of common stock: (i) incentive stock options qualified as such under U.S. federal income tax laws; (ii) non-qualified stock options or any other form of stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) restricted stock units; (vi) interests in a limited liability company that is a subsidiary of the Company, and (vii) other equity-based and cash-based incentive awards as determined by the compensation committee of the Board or any properly delegated subcommittee.

Note 12 - Equity-based Compensation (continued)
The maximum aggregate number of shares of common stock that could be issued pursuant to awards under the Omnibus Plan was 18,650,000 shares (including other securities which have been issued under the plan and were converted into awards based on shares of common stock) (the “Plan Share Reserve”). The Omnibus Plan also contains a provision that will add an additional number of shares of common stock to the Plan Share Reserve on the first day of each year starting with January 1, 2021, equal to the lesser of (i) the positive difference between (x) 5% of the number of shares of common stock outstanding on the last day of the immediately preceding year, and (y) the Plan Share Reserve on the last day of the immediately preceding year, and (ii) a lower number of shares of common stock as may be determined by the Board.
The Company currently has equity-based compensation awards outstanding as follows: restricted stock units, common stock options, and restricted stock. In addition, the Company recognizes equity-based compensation expense from awards granted to employees as further described below under HSKB Phantom Units.
Except where indicated otherwise, the equity-based compensation awards described below are subject to time-based service requirements. For all grants issued, the service vesting condition is generally four years with 25% vesting on the one-year anniversary of the grant date of the award and 6.25% vesting quarterly thereafter; or three years with 33% vesting on the one-year anniversary of the grant date of the award and 8.375% vesting quarterly thereafter.
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
Restricted Stock Units
Restricted stock unit activity was as follows during the periods indicated:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	12,636,460	$29.23	10,377,568
Granted	5,543,344	15.51	4,452,672
Vested	(1,359,913)	38.24	(633,337)
Forfeited	(1,345,421)	30.19	(929,469)
Unvested at end of period	15,474,470	23.44	13,267,434

Note 12 - Equity-based Compensation (continued)
Restricted Stock
Restricted stock activity was as follows during the periods indicated:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock
Unvested at beginning of period	347,976	$34.55	858,560
Vested	(225,560)	46.61	(242,680)
Forfeited	—	—	(6,733)
Unvested at end of period	122,416	12.32	609,147
Common Stock Options
Options activity was as follows during the period indicated:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	279,553	$21.00	323,002
Exercised	—	—	(11,236)
Expired	(6,474)	21.00	(10,095)
Forfeited	—	—	(3,106)
Outstanding at end of period	273,079	21.00	298,565
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of Options outstanding and Options exercisable were as follows as of March 31, 2024:

March 31, 2024
Aggregate intrinsic value (in millions)(1)
Options outstanding	$—
Options exercisable	—
Weighted average remaining contractual term (in years)
Options outstanding	6.0 years
Options exercisable	6.0 years
________________
(1)The aggregate intrinsic value of options outstanding and exercisable is zero, as all options are out of the money.

Note 12 - Equity-based Compensation (continued)
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
The Company withheld $2.1 million and $3.0 million worth of ESPP contributions for the three months ended March 31, 2024 and 2023, respectively, on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. No shares of common stock were purchased under the ESPP for the three months ended March 31, 2024 and 2023, respectively. The Company recognized $0.8 million and $1.2 million of equity-based compensation expense related to the ESPP for the three months ended March 31, 2024 and 2023, respectively.
HSKB Phantom Units
For information related to the HSKB Phantom Units, refer to Note 15 — Equity-based Compensation in our 2023 Form 10-K.

Note 12 - Equity-based Compensation (continued)
Unamortized Equity-based Compensation
As of March 31, 2024, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

(in millions)	Amount	Weighted Average Remaining Service Period (in years)
Restricted stock units	$314.7	2.7
Restricted stock	0.3	0.4
HSKB Phantom Units	12.4	2.6
Employee Stock Purchase Plan	0.5	0.2
Total unamortized equity-based compensation cost	$327.9	2.7
Note 13 - Tax Receivable Agreements
For information related to our TRAs, refer to Note 17 - Tax Receivable Agreements in our 2023 Form 10-K.
As of March 31, 2024 and December 31, 2023, the Company had a liability of $2,796.0 million and $2,818.0 million, respectively, related to its projected obligations under the TRAs. This liability, or a portion thereof, becomes payable once the tax attributes under the TRAs reduce the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the three months ended March 31, 2024, $31.6 million was paid to TRA holders pursuant to the TRA. No payment was made during the three months ended March 31, 2023. During the three months ended March 31, 2024, we recognized a TRA measurement loss of $9.6 million, principally due to revaluation for the blended state tax rate applied to the current portion of TRA liability and an increase to the cumulative liability due to TRA Holders resulting from a reduction in the management allocation percent withheld, within Other loss (income), net on our Consolidated Statements of Operations. During the three months ended March 31, 2023, we recognized a TRA measurement gain of $10.1 million, principally due to updates to tax attributes as well as movements in our blended state tax rate resulting from legislation enacted in the first quarter of 2023 and changes in the apportionment of payroll, property and sales in the states in which we operate, within Other loss (income), net on our Consolidated Statements of Operations.

Note 14 - Income Taxes
The Company’s provision for income taxes for the three months ended March 31, 2024 and March 31, 2023 was based on our projected annual effective tax rate for fiscal year 2024 and 2023, adjusted for specific items that are required to be recognized in the period in which they occur.
The effective tax rate, inclusive of items specific to the period, for the three months ended March 31, 2024 and 2023 was 48.8% and 34.8% respectively. The Company recorded income tax expense of $14.4 million and $23.7 million for the three months ended March 31, 2024 and 2023, respectively.
The Company’s projected 2024 annual effective tax rate differed from the U.S. federal statutory rate of 21.0% due to U.S. state taxes, foreign taxes and non-deductible equity compensation expense, offset by research and development credits. Further, the Company’s annual effective tax rate included period specific costs associated with non-deductible executive compensation and shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial accounts.
The gross liabilities for unrecognized tax benefits, which is reflected as a reduction of deferred tax assets, were $12.9 million and $12.6 million as of March 31, 2024 and December 31, 2023, respectively. No interest or penalties are accrued with respect to the unrecognized tax benefits. If the unrecognized tax benefits as of March 31, 2024 were recognized, the entire balance would impact the effective tax rate. It is not anticipated any of the unrecognized tax benefit will be recognized within the next twelve months.
Note 15 - Subsequent Events
Management has evaluated subsequent events from March 31, 2024 through the date the financial statement was available to be issued and has determined there are no material subsequent events that require disclosure other than those below.
Share Repurchase Program
Subsequent to March 31, 2024 and up through May 3, 2024, the Company repurchased and subsequently retired approximately 3,249,791 shares of the Company’s common stock in the open market at a cost of approximately $51.5 million, for an average price of $15.86 per share, under the Share Repurchase Program described further in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in our 2023 Form 10-K, the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 Form 10-K, and the unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q and under “Risk Factors” in Part I, Item 1A of our 2023 Form 10-K. Numerical figures included in this Form 10-Q have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations, and recruiting teams. Our cloud-based platform delivers comprehensive and high-quality intelligence and analytics to provide sales, marketing, operations, and recruiting professionals accurate information and insights on the organizations and professionals they target. This enables our customers to shorten sales cycles and increase win rates by empowering sellers, marketers, and recruiters to deliver the right message to the right person at the right time in the right way.
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
•Our Engagement Layer allows sales, marketing, operations, and recruiting professionals to put data-driven insights into action to identify and communicate with prospects and customers. In ZoomInfo Sales, frontline teams, managers, and leaders use Engage for multi-touch and multi-channel sales engagement, as well as Chorus for call and web meeting recording, transcription, insight generation, and coaching. In ZoomInfo Marketing, marketers drive awareness, lead generation, and deal acceleration campaigns through account-based marketing, advertising, and onsite conversion optimization solutions, along with ZoomInfo Chat for intelligent onsite experiences through live conversation and chatbots. In ZoomInfo Talent, recruiters and talent acquisition professionals access a platform that helps them efficiently find candidates. Recruiters can filter and reach more good-fit candidates, use pipeline management tools to collaborate and organize the hiring process, and automate the candidate outreach process. In ZoomInfo Operations, our sales operations customers use a suite of products, services, and solutions to ingest, match, enrich, and connect data feeds into multiple systems.
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

We sell access to our platform to both new and existing customers. We price our subscriptions based on the functionality, users, and records under management that are included in each product edition. Our paid products are ZoomInfo Sales, ZoomInfo Marketing, ZoomInfo Operations, and ZoomInfo Talent (with add-on options for some products). Additionally, customers can gain free access to ZoomInfo through ZoomInfo Lite (formerly Community Edition).
Recent Developments
Impact of Macroeconomic Conditions
Our business and financial condition have and may continue to be impacted by adverse macroeconomic conditions. See “Risk Factors - Geopolitical Risks” in Part I, Item 1A of our 2023 Form 10-K for further discussion of the possible impact of these issues on our business.
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). The total authorization in 2023 and 2024 was $600.0 million and $500.0 million, respectively, of which $546.8 million remained available and authorized for repurchases as of March 31, 2024. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
During the three months ended March 31, 2024, the Company repurchased and subsequently retired 9,623,255 shares of common stock at an average price of $15.90, for an aggregate $153.1 million.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform in the United States and around the world. The majority of revenue growth when comparing the three months ended March 31, 2024 to the three months ended March 31, 2023 was the result of new customers added over the last 24 months. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory networks. We plan to continue to invest in our efficient go-to-market effort to acquire new customers.

Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total annual contract value ("ACV") for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net revenue retention rate was 85% as of March 31, 2024. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See section "Recent Developments - Impact of Macroeconomic Conditions." We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of March 31, 2024, we had 1,760 customers with over $100,000 in ACV.
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
Cost of service
Cost of service, excluding amortization of acquired technology. Cost of service, excluding amortization of acquired technology, includes direct expenses related to the support and operations of our services and research teams including salaries, benefits, equity-based compensation, and related expenses, such as employer taxes, allocated overhead for facilities, technology, third-party hosting fees, third-party data costs, and amortization of internally developed capitalized software.
We anticipate that we will continue to invest in cost of service and that cost of service as a percentage of revenue will remain consistent or modestly decrease as we realize operating leverage in the business.
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
We anticipate that we will continue to invest in research and development in order to develop new features and functionality to drive incremental customer value in the future and that research and development expense as a percentage of revenue will modestly increase in the short-term, but will modestly decrease in the long-term as we drive efficiencies in that organization.
General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, equity-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses related to bad debt and collections, as well as for professional fees including legal services, accounting, banking, and other consulting services. We also incur charges associated with litigation settlements, such as the Class Action settlement previously disclosed, which are presented within General and administrative on the Consolidated Statements of Operations.
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
We anticipate that restructuring and transaction expenses, including potential impairments, will be influenced by future acquisition activity, strategic restructuring activities, and the commencement of new leases. Specifically, as new leases commence, we may face increased impairment expenses for spaces that we do not intend to occupy and/or that we plan to sublease, which could cause these costs to vary, potentially significantly, from our historic levels. Refer to Note 11 - Leases for further information.
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
Other loss (income), net
Other loss (income), net consists primarily of the revaluation of TRA liabilities, investment income, and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.
Changes to existing tax law including changes to the corporate income tax rates and the Company’s state tax footprint could lead to substantial revaluations of the TRA liability recorded through Other loss (income), net. Additionally, the magnitude of Other loss (income), net may increase as we expand operations internationally and add complexity to our operations. Refer to the Provision for income taxes section below for further information.
Provision for income taxes
The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future deductible temporary differences, net operating losses and credits by assessing the carryforward period and adequacy of future expected taxable income from all sources, including reversing taxable temporary differences, future growth, and forecasted earnings, as well as historical earnings, taxable income in prior years, if carryback is permitted under the law, and prudent and feasible tax planning strategies. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
The Company has significant U.S. deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We regularly review whether it is more likely than not that our U.S. deferred tax assets will be realizable. As of March 31, 2024, a valuation allowance continues to be recorded against certain state-level attributes.

The value of our deferred tax assets are regularly remeasured to consider the impact of statutory changes and other guidance, as well as changes in our state income apportionment factors. Given the amount of our deferred tax assets, minor changes can materially affect our Provision for income taxes. A significant portion of our deferred tax assets are associated with our TRA, and upon a remeasurement of our deferred tax assets, the TRA liability is typically concurrently remeasured with a partially offsetting impact within Other loss (income), net on the Consolidated Statements of Operations.
We have regularly taken tax positions, including with respect to our various corporate events and restructurings in the ordinary course of determining our Provision for income taxes. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position is sustainable upon examination by the taxing authority based on the technical merits. We regularly review our tax positions with consideration of a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our Provision for income taxes in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Results of Operations
The following table presents our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenue	$310.1	$300.7
Cost of service:
Cost of service(1)	33.9	35.0
Amortization of acquired technology	9.5	10.5
Gross profit	$266.7	$255.2
Operating expenses:
Sales and marketing(1)	$99.4	$103.2
Research and development(1)	43.7	42.3
General and administrative(1)	75.1	37.7
Amortization of other acquired intangibles	5.3	5.6
Restructuring and transaction-related expenses	0.2	0.1
Total operating expenses	$223.7	$188.9
Income from operations	$43.0	$66.3
Interest expense, net	10.1	9.9
Loss on debt modification and extinguishment	—	2.2
Other loss (income), net	3.4	(14.0)
Income before income taxes	$29.5	$68.2
Provision for income taxes	14.4	23.7
Net income	$15.1	$44.5

__________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Cost of service	$2.5	$4.1
Sales and marketing	11.8	19.5
Research and development	8.8	6.9
General and administrative	8.1	7.2
Total equity-based compensation expense	$31.2	$37.7
Three Months Ended March 31, 2024 and March 31, 2023
Revenue. Revenue was $310.1 million for the three months ended March 31, 2024, an increase of $9.4 million, or 3%, as compared to $300.7 million for the three months ended March 31, 2023. This increase was primarily due to the addition of new customers over the past 12 months partially offset by cancellations and reduction in spend among certain existing customers.
Cost of Service. Cost of service was $43.4 million for the three months ended March 31, 2024, a decrease of $2.1 million, or 5%, as compared to $45.5 million for the three months ended March 31, 2023. Excluding equity-based compensation expenses, cost of service was $40.9 million for three months ended March 31, 2024, a decrease of $0.5 million, or 1%, as compared to $41.4 million for three months ended March 31, 2023.
Gross profit. Gross profit for three months ended March 31, 2024 was $266.7 million and represented a gross margin of 86%. Gross profit for three months ended March 31, 2023 was $255.2 million and represented a gross margin of 85%. The increase in gross profit in the three months ended March 31, 2024 relative to the three months ended March 31, 2023 was $11.5 million, or 5%, primarily due to higher revenues. The gross margin improvement in the three months ended March 31, 2024 was due to efficiencies in cost of service.
Operating expenses. Operating expenses were $223.7 million for the three months ended March 31, 2024, an increase of $34.8 million, or 18%, as compared to $188.9 million for the three months ended March 31, 2023. Excluding equity-based compensation expenses, operating expenses were $195.0 million for the three months ended March 31, 2024, an increase of $39.7 million, or 26%, as compared to $155.3 million for the three months ended March 31, 2023.
•Sales and marketing for the three months ended March 31, 2024 was $99.4 million, representing a decrease of $3.8 million, or 4%, as compared to $103.2 million for the three months ended March 31, 2023. Sales and marketing, excluding equity-based compensation, for the three months ended March 31, 2024 was $87.6 million, representing an increase of $3.9 million, or 5%, as compared to $83.7 million for the three months ended March 31, 2023, primarily due to additional marketing, benefits, facilities, and technology expenses.
•Research and development for the three months ended March 31, 2024 was $43.7 million representing an increase of $1.4 million, or 3%, as compared to $42.3 million for the three months ended March 31, 2023. Research and development, excluding equity-based compensation, for the three months ended March 31, 2024 was $34.9 million, representing a decrease of $0.5 million, or 1%, as compared to $35.4 million for the three months ended March 31, 2023.

•General and administrative for the three months ended March 31, 2024 was $75.1 million representing an increase of $37.4 million, or 99%, as compared to $37.7 million for the three months ended March 31, 2023. General and administrative, excluding equity-based compensation, for the three months ended March 31, 2024 was $67.0 million, representing an increase of $36.5 million, or 120%, as compared to $30.5 million for the three months ended March 31, 2023, primarily due to charges incurred related to the Class Actions (See Note 9 - Commitments and Contingencies for further information) as well as incremental bad debt accruals.
•Amortization of other acquired intangibles were $5.3 million, representing a decrease of $0.3 million, or 5%, for the three months ended March 31, 2024 as compared to $5.6 million for the three months ended March 31, 2023.
•Restructuring and transaction-related expenses were $0.2 million for the three months ended March 31, 2024 as compared to $0.1 million for the three months ended March 31, 2023.
Equity-based compensation expense. Equity-based compensation expense was $31.2 million for the three months ended March 31, 2024, a decrease of $6.5 million, or 17%, as compared to $37.7 million for the three months ended March 31, 2023, due to lower grant date fair values of grants being amortized in the current period compared to those that were amortized in the prior year, capitalization of equity-based compensations, and terminations.
Income from operations. Income from operations was $43.0 million for the three months ended March 31, 2024, a decrease of $23.3 million, or 35%, as compared to $66.3 million for the three months ended March 31, 2023. The decrease was primarily due to costs incurred related to the Class Actions, partially offset by higher revenues. Operating income margin was 14% for three months ended March 31, 2024 as compared to 22% for the three months ended March 31, 2023 primarily due to higher operating expenses.
Other loss (income), net. Other loss, net was $3.4 million for the three months ended March 31, 2024, which consists of $9.4 million of TRA remeasurement loss, partially offset by $3.7 million of investment income and $2.3 million of gain on foreign currency transactions, as compared to other income of $14.0 million for the three months ended March 31, 2023, which consists of $10.1 million of TRA remeasurement gain and $4.0 million of investment income, offset by $0.1 million of loss on foreign currency transactions.
Interest expense, net. Interest expense, net was $10.1 million for the three months ended March 31, 2024, an increase of $0.2 million, or 2%, as compared to $9.9 million for the three months ended March 31, 2023.
Provision for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the three months ended March 31, 2024 was $14.4 million, representing an effective tax rate of 48.8%, as compared to provision for income taxes of $23.7 million, representing an effective tax rate of 34.8%, for the three months ended March 31, 2023. The decrease in income tax expense was primarily due to a reduction in income before taxes. The annual effective tax rate differed from the U.S. federal statutory rate due to non-deductible equity compensation costs, U.S. state taxes including the remeasurement of deferred tax assets for the effect of state law changes, foreign taxes, tax costs accrued for future repatriations of foreign earnings; partially offset by research and development credits. Refer to Note 14 - Income Taxes of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information related to the components of our income tax provision.
Net income. Net income was $15.1 million for three months ended March 31, 2024, a decrease of $29.4 million or 66%, as compared to $44.5 million for the three months ended March 31, 2023. The decrease was primarily due to costs incurred related to the Class Actions and TRA remeasurement loss, partially offset by higher revenues.

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
Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income
We define Adjusted Operating Income as income (loss) from operations adjusted for, as applicable, (i) the impact of fair value adjustments to acquired unearned revenue, (ii) amortization of acquired technology and other acquired intangibles, (iii) equity-based compensation expense, (iv) restructuring and transaction-related expenses, (v) integration costs and acquisition-related expenses, and (vi) legal settlement. We exclude the impact of fair value adjustments to acquired unearned revenue and amortization of acquired technology and other acquired intangibles, as well as equity-based compensation, because these are non-cash expenses or non-cash fair value adjustments and we believe that excluding these items provides meaningful supplemental information regarding performance and ongoing cash-generation potential. We exclude restructuring and transaction-related expenses, as well as integration costs and acquisition-related compensation, because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. We have also excluded charges associated with the litigation settlement related to the Class Actions previously disclosed because we believe it represents an extraordinary litigation expense outside of our ordinary course of business and is not indicative of our operative performance. Adjusted Operating Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Operating Income should not be considered as an alternative to operating income as an indicator of operating performance.

We define Adjusted Net Income as net income (loss) adjusted for, as applicable, (i) the impact of fair value adjustments to acquired unearned revenue, (ii) loss on debt modification and extinguishment, (iii) amortization of acquired technology and other acquired intangibles, (iv) equity-based compensation expense, (v) restructuring and transaction-related expenses, (vi) integration costs and acquisition-related expenses, (vii) legal settlement, (viii) TRA liability remeasurement (benefit) expense and (ix) tax impacts of adjustments to net income (loss). Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of Income from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Income from operations (GAAP)	$43.0	$66.3
Impact of fair value adjustments to acquired unearned revenue(1)	—	0.1
Amortization of acquired technology	9.5	10.5
Amortization of other acquired intangibles	5.3	5.6
Equity-based compensation expense	31.2	37.7
Restructuring and transaction-related expenses(2)	0.2	0.1
Litigation settlement(3)	30.2	—
Adjusted Operating Income (Non-GAAP)	$119.4	$120.3

Revenue (GAAP)	$310.1	$300.7
Impact of fair value adjustments to acquired unearned revenue	—	0.1
Revenue for adjusted operating margin calculation (Non-GAAP)	$310.1	$300.8
Adjusted Operating Income Margin (Non-GAAP)	39%	40%
__________________
(1)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company, prior to our acquisition of that company. These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2024, this expense is primarily related to the accelerated expense of obsolete software purchase commitments. For the three months ended March 31, 2023, this expense is primarily related to costs pursuant to the 2021 and 2022 acquisitions.
(3)Represents charges associated with certain legal settlements. For the three months ended March 31, 2024, these charges are related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.
Adjusted Operating Income for the three months ended March 31, 2024 was $119.4 million and represented an Adjusted Operating Income Margin of 39%. Adjusted Operating Income for the three months ended March 31, 2023 was $120.3 million and represented an Adjusted Operating Income Margin of 40%. The decrease of $0.9 million, or 1%, in Adjusted Operating Income was primarily due to increased general and administrative expenses due to higher bad debt accruals. Adjusted Operating Income Margin decreased to 39% in the three months ended March 31, 2024 from 40% in the three months ended March 31, 2023.

The following table presents a reconciliation of Net income to Adjusted Net Income for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Net income (GAAP)	$15.1	$44.5
Impact of fair value adjustments to acquired unearned revenue(1)	—	0.1
Loss on debt modification and extinguishment	—	2.2
Amortization of acquired technology	9.5	10.5
Amortization of other acquired intangibles	5.3	5.6
Equity-based compensation expense	31.2	37.7
Restructuring and transaction-related expenses(2)	0.2	0.1
Litigation settlement(3)	30.2	—
TRA liability remeasurement expense (benefit)	9.4	(10.1)
Tax impacts of adjustments to net income(4)	(0.4)	9.2
Adjusted Net Income (Non-GAAP)	$100.5	$99.5
__________________
(1)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company, prior to our acquisition of that company. These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2024, this expense is primarily related to the accelerated expense of obsolete software purchase commitments. For the three months ended March 31, 2023, this expense is primarily related to costs pursuant to the 2021 and 2022 acquisitions.
(3)Represents charges associated with certain legal settlements. For the three months ended March 31, 2024, these charges related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.
(4)Represents tax expense associated with GAAP Net income excluded from Adjusted Net Income (Non-GAAP). This includes the tax effects associated with equity compensation, remeasurement of deferred tax assets for the effect of state law changes, and TRA liability remeasurement.

Adjusted Net Income for the three months ended March 31, 2024 was $100.5 million compared to $99.5 million, representing an increase of $1.0 million, or 1%, primarily due to higher operating expenses, partially offset by higher revenues.
Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Management further adjusts EBITDA to exclude certain items of a significant or unusual nature, as applicable, including other (income) expense, net, loss on debt modification and extinguishment, impact of certain non-cash items, such as fair value adjustments to acquired unearned revenue and equity-based compensation, restructuring and transaction-related expenses, integration costs and acquisition-related compensation, and legal settlement. We exclude these items because these are non-cash expenses or non-cash fair value adjustments, which we do not consider indicative of performance and ongoing cash-generation potential or are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted EBITDA is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.

The following table presents a reconciliation of Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Net income (GAAP)	$15.1	$44.5
Provision for income taxes	14.4	23.7
Interest expense, net	10.1	9.9
Loss on debt modification and extinguishment	—	2.2
Depreciation expense	5.2	4.8
Amortization of acquired technology	9.5	10.5
Amortization of other acquired intangibles	5.3	5.6
Other loss (income), net(1)	3.4	(14.0)
Impact of fair value adjustments to acquired unearned revenue(2)	—	0.1
Equity-based compensation expense	31.2	37.7
Restructuring and transaction-related expenses(3)	0.2	0.1
Litigation settlement(4)	30.2	—
Adjusted EBITDA (Non-GAAP)	$124.5	$125.1
__________________
(1)Primarily represents revaluations on TRA liability and foreign exchange remeasurement gains and losses.
(2)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company, prior to our acquisition of that company. These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three months ended March 31, 2024, this expense is primarily related to the accelerated expense of obsolete software purchase commitments. For the three months ended March 31, 2023, this expense is primarily related to costs pursuant to the 2021 and 2022 acquisitions.
(4)Represents charges associated with certain legal settlements. For the three months ended March 31, 2024, these charges related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.
Adjusted EBITDA for the three months ended March 31, 2024 was $124.5 million, a decrease of $0.6 million, or 0.5%, relative to the three months ended March 31, 2023. This decrease was primarily due to increased operating expenses, partially offset by higher revenues.
Liquidity and Capital Resources
As of March 31, 2024, we had $405.9 million of cash and cash equivalents, $34.3 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2024, we had unearned revenue of $444.3 million, of which $443.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See “Risk Factors” in Part I, Item 1A of our 2023 Form 10-K.
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$115.9	$108.6
Net cash provided by (used in) investing activities	35.4	(19.6)
Net cash used in financing activities	(192.7)	(29.3)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(41.4)	$59.7
Cash flows from operating activities
Net cash provided by operating activities was $115.9 million for the three months ended March 31, 2024 as a result of net income of $15.1 million, adjusted by non-cash charges of $101.1 million and the net change in our operating and liabilities of $0.3 million. The non-cash charges are comprised of equity-based compensation of $31.2 million, depreciation and amortization of $20.0 million, amortization of deferred commission costs of $17.4 million, a decrease in deferred tax assets net of deferred tax liabilities of $13.2 million, TRA remeasurement of $9.6 million, and provision for bad debt expense of $9.2 million. The net change in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $17.6 million, a decrease in accounts payable of $16.9 million, an increase in prepaid expenses and other current assets of $11.9 million, partially offset by a decrease in accounts receivable of $39.3 million and an increase in accrued expenses and other liabilities of $5.5 million.
Net cash provided by operations was $108.6 million for the three months ended March 31, 2023 as a result of net income of $44.5 million, adjusted by non-cash charges of $104.2 million and the net change in our operating assets and liabilities of $40.1 million. The non-cash charges are primarily comprised of equity-based compensation of $37.7 million, a decrease in deferred tax assets net of deferred tax liabilities of $27.9 million, depreciation and amortization of $20.9 million, amortization of deferred commission costs of $18.8 million, and provision for bad debt expense of $6.1 million, partially offset by TRA remeasurement of $10.1 million. The net change in operating assets and liabilities was primarily the result of a decrease in accrued expenses and other liabilities of $34.0 million, an increase in deferred costs and other assets of $16.4 million, a decrease in accounts payable of $10.3 million, an increase in prepaid expenses and other current assets of $9.9 million, partially offset by an increase in unearned revenue of $31.5 million.

We may make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the three months ended March 31, 2024, and 2023, we incurred the following cash expenditures:

	Three Months Ended March 31,
(in millions)	2024	2023
Interest paid in cash	$17.7	$18.7
Restructuring and transaction-related expenses paid in cash(1)	0.4	0.2
Integration costs and acquisition-related compensation paid in cash(2)	1.3	—
Litigation settlement payments(3)	0.2	—
__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2024, these payments related primarily to obsolete software purchase commitments, Waltham sublease cost and Israel lease impairment charges. For the three months ended March 31, 2023, these payments related primarily to legal costs paid related to 2021 and 2022 acquisitions and Waltham sublease cost.
(2)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended March 31, 2024, these payments related to deferred compensation from the acquisition of Insent.
(3)Represents cash payments associated with legal settlements and associated legal fees. For the three months ended March 31, 2024, these payments related to legal costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.

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
Cash flows from investing activities
Net cash provided by investing activities for the three months ended March 31, 2024 was $35.4 million, consisting of maturities of short-term investments of $48.2 million, partially offset by purchases of property and equipment and other assets of $12.8 million.
Net cash used in investing activities for the three months ended March 31, 2023 was $19.6 million, consisting of purchases of short-term investments of $63.6 million, purchases of property and equipment and other assets of $6.4 million, partially offset by maturities of short-term investments of $50.4 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash flows from financing activities
Net cash used in financing activities for the three months ended March 31, 2024 was $192.7 million and comprised of payments relating to the repurchase of common stock of $151.0 million, TRA payments of $31.6 million, payments of taxes related to net share settlement of equity awards of $7.1 million, repayment of debt of $1.5 million, payments of debt issuance and modification costs of $0.8 million, and payments of deferred consideration of $0.7 million.

Net cash used in financing activities for the three months ended March 31, 2023 was $29.3 million, comprised of payments relating to the repurchase of common stock of $21.9 million, payments of taxes related to net share settlement of equity awards of $4.1 million, payments of debt issuance and modification costs of $2.0 million, repayment of debt of $1.5 million, partially offset by proceeds from exercise of stock options of $0.2 million.
Refer to Note 6 - Financing Arrangements of our consolidated financial statements for additional information related to each of our borrowings.
Debt Obligations
As of March 31, 2024, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. As of March 31, 2024, the Company has a remaining balance of $592.5 million with respect to its first lien term loans. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate initial outstanding amount, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 1.25% for Base Rate loans or 2.25% for SOFR loans. The effective interest rate on the first lien debt was 7.81% and 7.83% as of March 31, 2024 and December 31, 2023, respectively.
The first lien revolving credit facility, which had no amount outstanding as of March 31, 2024, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended March 31, 2024 was $517.6 million. Our total net leverage ratio to Adjusted EBITDA as of March 31, 2024 was 1.5x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,242.5
Less: Cash and cash equivalents, restricted cash, and short-term investments	449.1
Net Debt	$793.4
Trailing Twelve Months (TTM) Adjusted EBITDA	$517.6
Total net leverage ratio to Adjusted EBITDA	1.5x

Our consolidated first lien net leverage ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended March 31, 2024 was $512.5 million. Our consolidated first lien net leverage ratio as of March 31, 2024 was 0.3x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$592.5
Less: Cash and cash equivalents, and short-term investments	440.2
Net Debt	$152.3
Trailing Twelve Months (TTM) Cash EBITDA	$512.5
Consolidated first lien net leverage ratio	0.3x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended March 31, 2024 was $512.5 million. Our total net leverage ratio to Cash EBITDA as of March 31, 2024 was 1.5x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,242.5
Less: Cash and cash equivalents, restricted cash, and short-term investments	449.1
Net Debt	$793.4
Trailing Twelve Months (TTM) Cash EBITDA	$512.5
Total net leverage ratio to Cash EBITDA	1.5x

Trailing Twelve Months as of
(in millions)	March 31, 2024
Net income (GAAP)	$77.9
Provision for income taxes	272.1
Interest expense, net	45.3
Depreciation expense	19.9
Amortization of acquired technology	38.1
Amortization of other acquired intangibles	21.7
Other income, net(1)	(161.4)
Loss on debt modification and extinguishment	2.1
Impact of fair value adjustments to acquired unearned revenue(2)	0.1
Equity-based compensation expense	161.1
Restructuring and transaction-related expenses(3)	10.4
Litigation settlement(4)	30.2
Adjusted EBITDA (Non-GAAP)	$517.6
Unearned revenue adjustment	(7.2)
Cash rent adjustment	1.7
Other lender adjustments	0.4
Cash EBITDA (Non-GAAP)	$512.5

__________________
(1)Primarily represents revaluations on TRA liability and foreign exchange remeasurement gains and losses.
(2)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company prior to our acquisition of that company. These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended March 31, 2024, this expense related primarily to cost associated with a June 2023 reduction in force, impairment charges related to the Ra’anana office and other offices, and obsolete software purchase commitments.
(4)Represents charges associated with certain legal settlements. For the trailing twelve months ended March 31, 2024, these charges related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.
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
Capital Expenditures
Capital expenditures increased by $6.4 million, or 100%, to $12.8 million for three months ended March 31, 2024 compared to the three months ended March 31, 2023, as a result of increased capitalization of development expenses and variability of timing with respect to facilities projects.
Tax Receivable Agreements
For information related to our TRA, refer to Note 17 - Tax Receivable Agreements in our 2023 Form 10-K.
As of March 31, 2024, the Company had a liability of $2,796.0 million related to its projected obligations under the TRA. During the three months ended March 31, 2024, $31.6 million was paid to TRA holders pursuant to the TRA. During the three months ended March 31, 2023, no payment was made pursuant to the TRA.
Contractual Obligations and Commitments
As of March 31, 2024, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $228.1 million. Refer to Note 11 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Except as set forth above and in Note 9 - Commitments and Contingencies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in the contractual obligations and commitments disclosed in our 2023 Form 10-K.

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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2023 Form 10-K.
Recently Issued Accounting Pronouncements
Refer to Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Inflation
We do not believe that inflation has had a material direct effect on our business, financial condition, or results of operations. Our business, financial condition, or results of operations may be impacted by macroeconomic conditions, including underlying factors such as inflation. See “Risk Factors - Geopolitical Risks” in Part I, Item 1A of our 2023 Form 10-K for further discussion of the possible impact of these issues on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our first lien term loan, which bears a variable interest rate based on SOFR. As of March 31, 2024, the total principal balance outstanding was $592.5 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 6 - Financing Arrangements of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of March 31, 2024, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our first lien term loan since loan inception. As of March 31, 2024, all cash flow hedging relationships are designated as accounting hedges.
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
Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to Other loss (income), net. Although the impact of currency fluctuations on our financial results has been immaterial in the past and we believe that for the reasons cited above, currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations or our hedging activities will not be material in the future.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal and regulatory proceedings, please read “Legal Matters” in Note 9 - Commitments and Contingencies to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse impact on our financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our 2023 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in our 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs (in millions)
January 2024	5,330,167	$16.13	5,325,000	$114.0
February 2024	2,399,072	15.45	2,396,896	577.0
March 2024	1,906,662	15.86	1,901,359	546.8
Total	9,635,901		9,623,255
__________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB phantom units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). The total authorization in 2023 and 2024 was $600.0 million and $500.0 million, respectively, of which $546.8 million remained available and authorized for repurchases as of March 31, 2024. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On March 14, 2024, Peter Cameron Hyzer, the Chief Financial Officer of the Company, adopted a Rule 10b5-1 trading arrangement. The duration of the trading arrangement begins on June 13, 2024, and ends on May 15, 2025. The volume of sales will be determined, in part, based on pricing triggers outlined in the trading arrangement, with a maximum potential sale under the plan of 330,000 shares of common stock. Mr. Hyzer's trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.
On March 14, 2024, Mark Mader, a Director of the Company, adopted a Rule 10b5-1 trading arrangement. The duration of the trading arrangement begins on June 13, 2024, and ends on May 31, 2025. The volume of sales will be determined, in part, based on pricing triggers outlined in the trading arrangement, with a maximum potential sale under the plan of 3,112 shares of common stock. Mr. Mader's trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	10-Q filed October 30, 2023	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 7, 2024