Form 10-Q
period 2024-06-30
ZoomInfo Technologies Inc.
filed 2024-08-06
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of July 31, 2024, there were 365,279,985 shares of the registrant's common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2024

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$385.9	$447.1
Short-term investments	13.4	82.2
Restricted cash, current	—	0.2
Accounts receivable, net	189.9	272.0
Prepaid expenses and other current assets	64.9	59.6
Income tax receivable	5.5	3.2
Total current assets	$659.6	$864.3

Restricted cash, non-current	8.9	8.9
Property and equipment, net	84.1	65.1
Operating lease right-of-use assets, net	117.2	80.7
Intangible assets, net	305.7	334.6
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,698.1	3,707.1
Deferred costs and other assets, net of current portion	117.2	114.9
Total assets	$6,683.5	$6,868.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20.3	$34.4
Accrued expenses and other current liabilities	141.8	113.8
Unearned revenue, current portion	438.9	439.6
Income taxes payable	0.9	2.0
Current portion of tax receivable agreements liability	63.8	31.4
Current portion of operating lease liabilities	9.1	11.2
Current portion of long-term debt	5.9	6.0
Total current liabilities	$680.7	$638.4

Unearned revenue, net of current portion	1.5	2.3
Tax receivable agreements liability, net of current portion	2,731.7	2,786.6
Operating lease liabilities, net of current portion	177.3	89.9
Long-term debt, net of current portion	1,223.8	1,226.4
Deferred tax liabilities	2.2	1.9
Other long-term liabilities	3.4	3.5
Total liabilities	$4,820.6	$4,749.0

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 366,772,027 and 384,830,529 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$3.6	$3.8
Preferred stock, par value $0.01; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023; zero issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,560.8	1,804.9
Accumulated other comprehensive income	24.5	27.3
Retained earnings	274.0	283.3
Total stockholders' equity	$1,862.9	$2,119.3
Total liabilities and stockholders' equity	$6,683.5	$6,868.3
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$291.5	$308.6	$601.6	$609.3
Cost of service:
Cost of service(1)	36.3	34.1	70.2	69.1
Amortization of acquired technology	9.6	9.5	19.1	20.0
Gross profit	$245.6	$265.0	$512.3	$520.2
Operating expenses:
Sales and marketing(1)	100.5	104.5	200.1	207.7
Research and development(1)	48.3	53.3	92.0	95.6
General and administrative(1)	111.3	42.1	186.4	79.9
Amortization of other acquired intangibles	5.5	5.5	10.8	11.1
Total operating expenses	$265.6	$205.4	$489.3	$394.3
Income (loss) from operations	$(20.0)	$59.6	$23.0	$125.9
Interest expense, net	9.8	12.0	19.9	21.9
Loss on debt modification and extinguishment	0.7	—	0.7	2.2
Other income, net	(5.9)	(7.1)	(2.5)	(21.1)
Income (loss) before income taxes	$(24.6)	$54.7	$4.9	$122.9
Provision (benefit) for income taxes	(0.2)	16.6	14.2	40.3
Net income (loss)	$(24.4)	$38.1	$(9.3)	$82.6
Net income (loss) per share of common stock:
Basic	$(0.07)	$0.09	$(0.02)	$0.21
Diluted	(0.07)	0.09	(0.02)	0.21
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of service	$2.7	$3.4	$5.2	$7.5
Sales and marketing	14.0	17.6	25.8	37.1
Research and development	10.2	15.4	19.0	22.3
General and administrative	9.5	9.9	17.6	17.1
Total equity-based compensation expense	$36.4	$46.3	$67.6	$84.0
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$(24.4)	$38.1	$(9.3)	$82.6
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedges	2.3	11.6	9.2	8.2
Realized gain on settlement of cash flow hedges	(6.4)	(6.2)	(13.1)	(11.6)
Amortization of deferred losses related to the dedesignated Interest Rate Swap	—	—	0.1	0.1
Other comprehensive income (loss) before tax	$(4.1)	$5.4	$(3.8)	$(3.3)
Tax effect	1.1	(1.4)	1.0	0.8
Other comprehensive income (loss), net of tax	$(3.0)	$4.0	$(2.8)	$(2.5)
Comprehensive income (loss)	$(27.4)	$42.1	$(12.1)	$80.1
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (in millions, except share data; unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	384,830,529	$3.8	$1,804.9	$27.3	$283.3	$2,119.3
Issuance of common stock upon vesting of RSUs	1,359,913	—	—	—	—	—
Shares withheld related to net share settlement	(410,537)	—	(7.0)	—	—	(7.0)
Repurchase of common stock	(9,623,255)	(0.1)	(154.3)	—	—	(154.4)
Net income	—	—	—	—	15.1	15.1
Other comprehensive income	—	—	—	0.2	—	0.2
Equity-based compensation	—	—	32.7	—	—	32.7
Balance at March 31, 2024	376,156,650	$3.7	$1,676.3	$27.5	$298.4	$2,005.9
Issuance of common stock upon vesting of RSUs	1,672,136	—	—	—	—	—
Issuance of common stock related to ESPP	248,742	—	2.8	—	—	2.8
Shares withheld related to net share settlement	(505,710)	—	(7.5)	—	—	(7.5)
Repurchase of common stock	(10,799,791)	(0.1)	(148.6)	—	—	(148.7)
Net loss	—	—	—	—	(24.4)	(24.4)
Other comprehensive loss	—	—	—	(3.0)	—	(3.0)
Equity-based compensation	—	—	37.8	—	—	37.8
Balance at June 30, 2024	366,772,027	$3.6	$1,560.8	$24.5	$274.0	$1,862.9

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Equity (in millions, except share data; unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2022	404,083,262	$4.0	$2,052.1	$39.7	$176.0	$2,271.8
Issuance of common stock upon vesting of RSUs	648,570	—	—	—	—	—
Shares withheld related to net share settlement and other	(163,965)	—	(4.1)	—	—	(4.1)
Exercise of stock options	11,236	—	0.2	—	—	0.2
Forfeitures / cancellations	(6,733)	—	—	—	—	—
Repurchase of common stock	(1,058,291)	—	(24.3)	—	—	(24.3)
Net income	—	—	—	—	44.5	44.5
Other comprehensive loss	—	—	—	(6.5)	—	(6.5)
Equity-based compensation	—	—	37.7	—	—	37.7
Balance at March 31, 2023	403,514,079	$4.0	$2,061.6	$33.2	$220.5	$2,319.3
Issuance of common stock upon vesting of RSUs	668,323	—	—	—	—	—
Issuance of common stock related to ESPP	181,931	—	4.6	—	—	4.6
Shares withheld related to net share settlement and other	(216,700)	—	(5.4)	—	—	(5.4)
Exercise of stock options	6,086	—	0.2	—	—	0.2
Forfeitures / cancellations	(4,035)	—	—	—	—	—
Repurchase of common stock	(2,847,121)	—	(62.7)	—	—	(62.7)
Net income	—	—	—	—	38.1	38.1
Other comprehensive income	—	—	—	4.0	—	4.0
Equity-based compensation	—	—	48.9	—	—	48.9
Balance at June 30, 2023	401,302,563	$4.0	$2,047.2	$37.2	$258.6	$2,347.0
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Six Months Ended June 30,
	2024	2023

Operating activities:
Net income (loss)	$(9.3)	$82.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40.9	40.7
Amortization of debt discounts and issuance costs	1.1	1.2
Amortization of deferred commissions costs	33.6	38.3
Asset impairments and lease abandonment charges	48.7	0.6
Loss on debt modification and extinguishment	0.7	2.2
Equity-based compensation expense	67.6	84.0
Deferred income taxes	8.3	42.0
Tax receivable agreement remeasurement	9.2	(11.2)
Provision for bad debt expense	32.5	11.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	49.6	4.4
Prepaid expenses and other current assets	(4.7)	(11.0)
Deferred costs and other assets, net of current portion	(35.5)	(39.2)
Income tax receivable	(2.3)	(2.7)
Accounts payable	(15.1)	(12.7)
Accrued expenses and other liabilities	18.3	(28.5)
Unearned revenue	(1.4)	23.2
Net cash provided by operating activities	$242.2	$225.2

Investing activities:
Purchases of short-term investments	$—	$(114.7)
Maturities of short-term investments	69.0	94.3
Purchases of property and equipment and other assets	(23.9)	(12.6)
Cash paid for acquisitions, net of cash acquired	(0.5)	—
Net cash provided by (used in) investing activities	$44.6	$(33.0)

Financing activities:
Payments of deferred consideration	$(0.7)	$(0.4)
Repayment of debt	(3.0)	(3.0)
Payments of debt issuance and modification costs	(1.9)	(2.7)
Proceeds from exercise of stock options	—	0.4
Taxes paid related to net share settlement of equity awards	(14.6)	(8.6)
Proceeds from issuance of common stock under the ESPP	2.8	4.4
Tax receivable agreement payments	(31.6)	—
Repurchase of common stock	(299.2)	(87.0)
Net cash used in financing activities	$(348.2)	$(96.9)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(61.4)	$95.3
Cash, cash equivalents, and restricted cash at beginning of period	456.2	424.1
Cash, cash equivalents, and restricted cash at end of period	$394.8	$519.4

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Six Months Ended June 30,
	2024	2023
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$385.9	$509.7
Restricted cash, non-current	8.9	9.7
Total cash, cash equivalents, and restricted cash	$394.8	$519.4

Supplemental disclosures of cash flow information:
Interest paid in cash	$20.3	$24.6
Cash paid for taxes	7.9	4.7

Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$5.0	$0.2
Equity-based compensation included in capitalized software	2.9	2.6
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
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2024 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of June 30, 2024, and results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023.
Effective the second quarter of 2024, the Company removed the presentation of Restructuring and transaction-related expenses from the Consolidated Statements of Operations. These expenses will be allocated to the remaining financial statement line items. For comparability, the prior period amounts have been recast to reflect the current period presentation with no impact to net income or comprehensive income previously reported.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance-sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectibility of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. Refer to the section below regarding the change in accounting estimate during the second quarter of 2024. No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2024 and 2023, or accounted for more than 10% of accounts receivable as of June 30, 2024 and December 31, 2023.
Accounts Receivable and Contract Assets
Accounts receivable is comprised of invoices of revenue, net of allowance for expected credit losses, and does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024, the allowance for expected credit losses was $19.5 million. See the section further below regarding the change in accounting estimate during the second quarter of 2024.
The assessment of variable consideration to be constrained is based on estimates, and actual consideration may vary from current estimates. As adjustments to these estimates become necessary, they are reported in earnings in the periods in which they become known. Changes in variable consideration are recorded as a component of net revenue.
Effective as of June 30, 2024, the Company made a change in its accounting estimate of the collectibility of accounts receivable and changed operational procedures to require upfront pre-payment for services from certain smaller customers. This change in accounting estimate resulted in a reduction in Revenue of $15.3 million and an increase in General and administrative of $13.7 million, for a total impact to Income (loss) from operations of $29.0 million ($21.1 million net of tax, or $0.06 per share, basic and diluted) during the three and six months ended June 30, 2024.
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
Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These sales commissions for initial contracts are capitalized and included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets. Deferred sales commissions are amortized on a straight-line basis over the estimated period of benefit from the customer relationship which we have determined to be two and four years for renewals and new clients, respectively. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Amortization expense related to these capitalized commissions is included in Sales and marketing on our Consolidated Statements of Operations.
Commissions payable at June 30, 2024 were $32.4 million, of which the current portion of $29.4 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $3.0 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2023 were $37.7 million, of which the current portion of $34.4 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $3.3 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $8.9 million and $19.3 million were recorded for the three and six months ended June 30, 2024. Advertising expenses of $7.4 million and $15.9 million were recorded for the three and six months ended June 30, 2023. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Acquired technology, customer relationships, trade names or brand portfolios, and other intangible assets are related to historical acquisitions (refer to Note 5 - Goodwill and Acquired Intangible Assets). Acquired intangible assets are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods generally range from 2 years to 15 years. Any costs incurred to renew or extend the life of an intangible or long-lived asset are reviewed for capitalization.
Indefinite-lived intangible assets consist of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Indefinite-lived intangible assets are not subject to amortization. Instead, they are subject to an annual assessment for potential impairment, or more frequently upon the occurrence of a triggering event when circumstances indicate that the book value is greater than its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. The Company conducts its impairment assessment during the fourth quarter of each fiscal year. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three and six month periods ended June 30, 2024 and 2023.
Impairment and Abandonment of Long-lived Assets
Long-lived assets, such as property and equipment, acquired intangible assets, and right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated future cash flows of the asset. The estimated future cash flows associated with the right-of-use assets under Accounting Standards Codification (“ASC”) 842 were developed by incorporating current market data and forecasts provided by reputable external real estate brokers and data sources. These projections consider prevailing rental rates, anticipated lease renewals, expected vacancy periods, and other relevant market factors that contribute to the estimation of recoverable cash flows for the impaired office spaces we do not intend to occupy. During the three and six months ended June 30, 2024, we recorded impairment charges of $44.6 million to reduce the carrying values of our existing right-of-use assets associated with our Ra’anana, Waltham, Vancouver, and Grand Rapids offices. Impairment charges were immaterial for the three and six month periods ended June 30, 2023.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. During the three and six months ended June 30, 2024, we recorded lease abandonment charges of $4.1 million related to the accelerated amortization of right-of-use assets. No lease abandonment charges were recorded for the three and six month periods ended June 30, 2023.
Long-lived Assets
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes property and equipment, net and operating lease right-of-use assets, net. As of June 30, 2024, long-lived assets held in the United States and Israel were $175.7 million and $20.3 million, respectively, representing approximately 97% of the consolidated total. As of December 31, 2023, long-lived assets held in the United States and Israel were $120.2 million and $20.2 million, respectively, representing approximately 96% of the consolidated total.
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
In connection with our initial public offering, we entered into two Tax Receivable Agreements (“TRA” or “TRAs”) with certain non-controlling interest owners (the “TRA Holders”). The TRAs generally provide for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings.
We account for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized on our Consolidated Statements of Operations as a component of Other income, net. Refer to Note 13 - Tax Receivable Agreements for further details on the TRA liability.
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
Compensation expense for incentive awards is measured at the estimated fair value of the incentive units and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award. Compensation expense for performance-based restricted stock units is measured at the estimated fair value of the units and is recognized using the accelerated attribution method over the service period when it is probable that the performance condition will be satisfied. Compensation expense for market-based restricted stock units is measured at the estimated fair value using a Monte Carlo simulation model, which requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period. This expense is recognized using the accelerated attribution method over the service period and is not reversed if the market condition is not met.

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
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). The total authorizations in 2023 and 2024 were $600.0 million and $500.0 million, respectively, of which $399.4 million remained available and authorized for repurchases as of June 30, 2024. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
During the three months ended June 30, 2024, the Company repurchased and subsequently retired 10,799,791 shares of common stock at an average price of $13.65, for an aggregate $147.4 million. During the six months ended June 30, 2024, the Company repurchased and subsequently retired 20,423,046 shares of common stock at an average price of $14.71, for an aggregate $300.5 million. During the three months ended June 30, 2023, the Company repurchased and subsequently retired 2,847,121 shares of common stock at an average price of $21.99, for an aggregate $62.6 million. During the six months ended June 30, 2023, the Company repurchased and subsequently retired 3,905,412 shares of common stock at an average price of $22.26, for an aggregate $87.0 million.
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
Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Subscription(1)	$287.8	$305.5	$594.5	$603.0
Usage-based	2.8	2.4	5.1	4.7
Other	0.9	0.7	2.0	1.6
Total revenue	$291.5	$308.6	$601.6	$609.3
________________
(1)The three and six months ended June 30, 2024 include a $15.3 million reduction associated with the change in accounting estimate. Refer to Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies for further information.
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

Note 2 - Revenue from Contracts with Customers (continued)
Of the total revenue recognized in the three and six months ended June 30, 2024, $122.2 million and $367.4 million, respectively, were included in the unearned revenue balance as of December 31, 2023. Of the total revenue recognized in the three and six months ended June 30, 2023, $103.4 million and $316.7 million, respectively, were included in the unearned revenue balance as of December 31, 2022. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 13% of our total revenues for the three months ended June 30, 2024 and 2023, respectively. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 13% of our total revenues for the six months ended June 30, 2024 and 2023, respectively. Contracts denominated in currencies other than U.S. Dollar were not material for the three and six months ended June 30, 2024 and 2023.
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
As of June 30, 2024 and December 31, 2023, the Company had contract assets of $6.3 million and $5.9 million, respectively, which are recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the Company had unearned revenue of $440.4 million and $441.9 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of June 30, 2024	$830.2	$295.4	$1,125.6
As of December 31, 2023	856.4	296.5	1,152.9

Note 3 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, and short-term investments consisted of the following as of June 30, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$140.2	$—	$—	$140.2
Cash equivalents:
Money market mutual funds	$245.7	$—	$—	$245.7
Total cash equivalents	$245.7	$—	$—	$245.7
Total cash and cash equivalents	$385.9	$—	$—	$385.9
Short-term investments:
Corporate debt securities	$8.0	$—	$—	$8.0
Certificates of deposit	5.4	—	—	5.4
Total short-term investments	$13.4	$—	$—	$13.4
Total cash, cash equivalents, and short-term investments	$399.3	$—	$—	$399.3
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$201.9	$—	$—	$201.9
Cash equivalents:
Money market mutual funds	$245.2	$—	$—	$245.2
Total cash equivalents	$245.2	$—	$—	$245.2
Total cash and cash equivalents	$447.1	$—	$—	$447.1
Short-term investments:
Corporate debt securities	$37.4	$—	$—	$37.4
Securities guaranteed by U.S. government	26.7	—	—	26.7
Other government securities	18.1	—	—	18.1
Total short-term investments	$82.2	$—	$—	$82.2
Total cash, cash equivalents, and short-term investments	$529.3	$—	$—	$529.3
Refer to Note 8 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at June 30, 2024 and December 31, 2023.
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$13.4	$13.4	$82.2	$82.2
Total	$13.4	$13.4	$82.2	$82.2

Note 4 - Property and Equipment
The Company’s property and equipment consist of the following:

	June 30,	December 31,
(in millions)	2024	2023
Computer equipment	$13.5	$17.1
Furniture and fixtures	3.8	3.7
Leasehold improvements	26.1	13.1
Internal use developed software	103.1	84.0
Construction in progress	6.5	7.8
Property and equipment, gross	$153.0	$125.7
Less: accumulated depreciation	(68.9)	(60.6)
Property and equipment, net	$84.1	$65.1
Depreciation expense was $5.9 million and $4.7 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $11.0 million and $9.6 million for the six months ended June 30, 2024 and 2023, respectively.
Note 5 - Goodwill and Acquired Intangible Assets
Intangible assets, other than goodwill, consisted of the following as of June 30, 2024 and December 31, 2023, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(122.8)	$165.3	14.5
Acquired technology	331.3	(227.5)	103.8	6.3
Brand portfolio	11.5	(7.9)	3.6	7.8
Total intangible assets subject to amortization	$630.9	$(358.2)	$272.7

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(358.2)	$305.7

Note 5 - Goodwill and Acquired Intangible Assets (continued)

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(112.5)	$175.1	14.5
Acquired technology	330.8	(208.4)	122.4	6.3
Brand portfolio	11.5	(7.4)	4.1	7.9
Total intangible assets subject to amortization	$629.9	$(328.3)	$301.6

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$662.9	$(328.3)	$334.6
Amortization expense was $15.1 million and $15.0 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense was $29.9 million and $31.1 million for the six months ended June 30, 2024 and 2023, respectively.
Goodwill was $1,692.7 million as of June 30, 2024 and December 31, 2023.
There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2024.
Note 6 - Financing Arrangements
As of June 30, 2024 and December 31, 2023, the carrying values of the Company’s borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	June 30, 2024	December 31, 2023
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 1.75%	$587.3	$590.7
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	642.4	641.7
Total debt				$1,229.7	$1,232.4
Less: current portion				(5.9)	(6.0)
Total Long-term debt, net of current portion				$1,223.8	$1,226.4
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

Note 6 - Financing Arrangements (continued)
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
First Lien Term Loan
In June 2024, we entered into an amendment to our existing First Lien Credit Agreement (the “Seventh Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the applicable rate for Base Rate loans from 1.25% to 0.75% and SOFR based loans from 2.25% to 1.75%. The Company recognized an immaterial loss in connection with the repricing during the three and six months ended June 30, 2024 within Loss on debt modification and extinguishment on the Consolidated Statements of Operations. Under the terms of the Seventh Amendment, the Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount as of the latest amendment.
In December 2023, we entered into an amendment to our existing First Lien Credit Agreement (the “Sixth Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the applicable rate for Base Rate loans from 1.75% to 1.25% and SOFR based loans from 2.85% to 2.25%, and included the removal of the 0.1% credit spread adjustment.
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
The effective interest rate on the first lien debt was 7.30% and 7.83% as of June 30, 2024 and December 31, 2023, respectively.
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

Note 6 - Financing Arrangements (continued)
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
During the three months ended June 30, 2024, the Company’s interest rate cap contract matured. As of June 30, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contracts	Two	500.0	0.370%	January 30, 2026
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
In the second quarter of 2024, the Company engaged in foreign currency forward contract activities, settling a portion of our contracts with a cumulative notional amount of $8.6 million within the three months ended June 30, 2024. These transactions resulted in an immaterial loss which offset lower operating expenses due to favorable changes in the foreign currency. At June 30, 2024, our derivative financial instruments consisted of foreign currency forward contracts with a total notional value of $23.3 million with maturities extending to December 2024.

Note 7 - Derivatives and Hedging Activities (continued)
The derivative foreign currency forward contracts are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to revenue or operating expenses depending on the nature of the underlying transaction, when the underlying transaction has an impact on earnings. Impacts on Cash and cash equivalents are presented as operating cash flows on our Consolidated Statements of Cash Flows in the period contracts are settled.
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024		December 31, 2023
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate cap contract(1)	$—	$—	$0.6	$—
Interest rate swap contracts(1)	22.6	—	21.2	—
Interest rate swap contracts(2)	10.6	—	15.0	—
Foreign currency forward contracts(3)	—	0.3	—	—
Total designated derivative fair value	$33.2	$0.3	$36.8	$—
__________________
(1)Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2)Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.
(3)Included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified from Accumulated other comprehensive income into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.
Note 8 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by the U.S. government, certificates of deposits, and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes was $590.3 million and $585.0 million as of June 30, 2024, and $595.5 million and $588.3 million as of December 31, 2023, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.

Note 8 - Fair Value (continued)
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

Note 8 - Fair Value (continued)
The fair value of our financial assets (liabilities) was determined using the following inputs (in millions):

Fair Value at June 30, 2024	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Money market mutual funds	$245.7	$—	$—
Short-term investments:
Corporate debt securities	$—	$8.0	$—
Certificates of deposit	—	5.4	—
Prepaid expenses and other current assets:
Interest rate swap contracts	$—	$22.6	$—
Deferred costs and other assets, net of current portion:
Interest rate swap contracts	$—	$10.6	$—
Total assets	$245.7	$46.6	$—

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$(0.3)	$—
Total liabilities	$—	$(0.3)	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$22.9
Total	$—	$—	$22.9

Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Money market mutual funds	$245.2	$—	$—
Short-term investments:
Corporate debt securities	$—	$37.4	$—
Securities guaranteed by U.S. government	—	26.7	—
Other governmental securities	—	18.1	—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$0.6	$—
Interest rate swap contracts	—	21.2	—
Deferred costs and other assets, net of current portion
Interest rate swap contracts	$—	$15.0	$—
Total assets	$245.2	$119.0	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$13.6
Total	$—	$—	$13.6

Note 8 - Fair Value (continued)
There were no transfers between fair value measurements levels during the three and six months ended June 30, 2024.
Refer to Note 3 - Cash, Cash Equivalents, and Short-term Investments for further information regarding the fair value of our financial instruments. Refer to Note 7 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments.
Note 9 - Commitments and Contingencies
Non-cancelable purchase obligations
As of June 30, 2024, we had additional outstanding non-cancelable purchase obligations of $12.0 million over the corresponding amount disclosed in the audited financial statements in our 2023 Form 10-K, mainly related to third-party cloud hosting and software as a service arrangements. For information regarding financing-related obligations, refer to Note 6 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 11 - Leases.
Contingent earnout payments
In connection with the acquisition of Dogpatch Advisors, LLC in April 2022, the Company could be required to issue remaining equity awards up to $0.6 million. As of June 30, 2024, the Company has paid $1.9 million. Refer to Note 4 - Business Combinations in our 2023 Form 10-K for additional information.
Deferred acquisition-related payments
In connection with the acquisition of Insent, the Company paid $2.0 million during the six months ended June 30, 2024, of which $0.7 million represents deferred consideration. Refer to Note 4 - Business Combinations in our 2023 Form 10-K for additional information.
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

Note 9 - Commitments and Contingencies (continued)
On April 15, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies LLC in the United States District Court for the Northern District of Illinois (Eastern Division) alleging ZoomInfo’s use of Illinois residents’ names in public-facing web pages violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. Additionally, on September 30, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies Inc. in the United States District Court for the Western District of Washington alleging ZoomInfo’s use of California residents’ names in public-facing web pages violates California statutory and common law regarding the right of publicity as well as misappropriation, and seeking compensatory and punitive damages, restitution, injunctive relief, declaratory relief, costs, and attorneys’ fees. In June 2024, the Illinois District Court preliminarily approved a settlement agreement between ZoomInfo and the plaintiffs in the Illinois class action that, if granted final approval, will resolve the Illinois class action, the California class action and similar, unfiled claims in the states of Indiana and Nevada (the “Class Actions”). Under the terms of settlement, ZoomInfo has agreed to pay approximately $29.5 million, equal to 3% of the statutory damages for each eligible class member in the affected states. The Company has 30 days after the preliminary approval to move the settlement amount into an escrow account. Upon final approval, the settlement would release all claims by any class member against ZoomInfo based on the alleged use of such class member’s identity, persona, name, image, likeness, or personal information for any commercial purpose without consent, including any claims alleging a violation of any right of publicity law. The settlement is not an admission of fault or wrongdoing by ZoomInfo. However, it believes that a resolution of these claims at this time is in the best interest of the Company given the costs and risks inherent in litigation. During the six months ended June 30, 2024, the Company incurred charges $30.2 million, which includes both the estimated settlement amount and other legal costs, of which $0.7 million of legal costs has been paid. The remaining accrual of $29.5 million as of June 30, 2024 is included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
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

Note 10 - Earnings (Loss) Per Share
The following tables set forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended June 30,
(in millions, except shares and per share amounts)	2024	2023
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$(24.4)	$38.1
Denominator:
Weighted average number of shares of common stock outstanding	371,431,165	401,194,485
Basic net income (loss) per share attributable to common stockholders	$(0.07)	$0.09

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$(24.4)	$38.1
Denominator:
Number of shares used in basic computation	371,431,165	401,194,485
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Restricted stock awards	—	338,840
Exercise of common stock options	—	35,833
Employee Stock Purchase Plan	—	155,845
Weighted average shares of common stock outstanding used to calculate diluted net income (loss) per share	371,431,165	401,725,003
Diluted net income (loss) per share attributable to common stockholders	$(0.07)	$0.09

Note 10 - Earnings (Loss) Per Share (continued)

	Six Months Ended June 30,
(in millions, except shares and per share amounts)	2024	2023
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$(9.3)	$82.6
Denominator:
Weighted average number of shares of common stock outstanding	375,199,183	402,301,486
Basic net income (loss) per share attributable to common stockholders	$(0.02)	$0.21

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$(9.3)	$82.6
Denominator:
Number of shares used in basic computation	375,199,183	402,301,486
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Restricted stock awards	—	392,842
Exercise of common stock options	—	51,260
Employee Stock Purchase Plan	—	175,728
Weighted average shares of common stock outstanding used to calculate diluted net income (loss) per share	375,199,183	402,921,316
Diluted net income (loss) per share attributable to common stockholders	$(0.02)	$0.21
In periods of loss, the number of shares used to calculate diluted net income (loss) per share is the same as basic net income (loss) per share. The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net income (loss) per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted Stock Awards	93,136	—	119,173	—
Restricted stock units	15,462,604	14,049,822	15,468,537	13,658,628
ESPP Shares	168,052	—	181,562	—
Exercise of common stock options	127,157	—	101,709	—
Total anti-dilutive securities	15,850,949	14,049,822	15,870,981	13,658,628
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

Note 11 - Leases (continued)
The Company subleases two offices. The subleases have remaining lease terms of less than seven years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (loss) from operations on our Consolidated Statements of Operations, was immaterial for the three and six months ended June 30, 2024 and 2023.
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
(in millions)	2024	2023
Assets
Operating lease right-of-use assets, net	$117.2	$80.7

Liabilities
Current portion of operating lease liabilities	$9.1	$11.2
Operating lease liabilities, net of current portion	177.3	89.9
Total lease liabilities	$186.4	$101.1
Rent expense was $11.0 million, inclusive of $4.1 million accelerated amortization of right-of-use assets, and $3.6 million for the three months ended June 30, 2024 and 2023, respectively. Rent expense was $16.7 million, inclusive of $4.1 million accelerated amortization of right-of-use assets, and $7.6 million for the six months ended June 30, 2024 and 2023, respectively.
Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$6.5	$4.8	$9.4	$7.1
Cash received for tenant incentive reimbursement	0.6	—	0.9	—

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$67.7	$9.8	$92.2	$9.8

	As of
	June 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)	13.2	10.3
Weighted average discount rate	7.1%	6.2%

Note 11 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of June 30, 2024 (in millions):

Year Ending December 31,	Operating Leases
2024 (excluding six months ended June 30, 2024)	$(21.1)
2025	3.4
2026	25.8
2027	27.6
2028	29.0
Thereafter	280.2
Total future minimum lease payments	$344.9
Less: Effects of discounting	158.5
Total lease liabilities	$186.4
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. Included in the undiscounted future minimum lease payments for the years ended December 31, 2024 and 2025 are future tenant improvement allowance reimbursements related to our Ra’anana, Israel, Vancouver, Washington, and Waltham, Massachusetts leases.
Expense associated with short-term leases and variable lease costs were immaterial for the three and six months ended June 30, 2024 and 2023. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $71.2 million, of which $28.9 million relate to leases expected to commence in the three months ended September 30, 2024 and $43.5 million relate to leases expected to commence in 2024 (excluding the six months ended June 30, 2024). These payments are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
Recent Leasing Activity
Relating to our office space in Waltham, Massachusetts, the third and fourth phases of the lease commenced in April 2024 which, collectively, resulted in additional lease liabilities arising from obtaining right-of-use assets of $8.5 million. The remaining phases (i.e., the fifth and sixth phases) have not yet commenced. We recognized impairment charges of $4.3 million to reduce the carrying value of the associated right-of-use assets. Additionally, we recognized impairment charges of $4.8 million to reduce the carrying value of the right-of-use asset associated with the second phase of the lease. These charges were recorded within General and administrative during the three and six months ended June 30, 2024 on the Consolidated Statements of Operations and relate to certain spaces which were intended to sublease. During the second quarter of 2024, the Company committed to the cease-use of all phases except for the first and second phases. As a result, we incurred lease abandonment charges of $4.1 million during the three and six months ended June 30, 2024 for the vacated spaces. These charges were allocated among the respective cost line items on the Consolidated Statements of Operations. Subsequently, the Company executed an agreement to restructure its lease commitments (refer to Note 15 - Subsequent Events).

Note 11 - Leases (continued)
Relating to our new corporate headquarters in Vancouver, Washington, the sixth floor of the lease commenced in March 2024. The commencement of the floor resulted in additional lease liabilities arising from obtaining right-of-use assets of $27.5 million. The seventh, eighth, and ninth floors of the lease commenced in April, May, and June, respectively. The commencement of these floors resulted in additional lease liabilities arising from obtaining right-of-use assets of $59.2 million. As the commencement of the remaining subsequent floors of this lease are expected to occur between July 2024 and October 2024, the Company has not recorded operating lease right-of-use assets or lease liabilities for these floors as of June 30, 2024. During the three and six months ended June 30, 2024, we recognized impairment charges of $29.2 million to reduce the carrying value of the right-of-use assets associated with certain spaces of the leased premises which were intended to sublease. These charges were recorded within General and administrative on the Consolidated Statements of Operations.
Relating to our office space in Ra’anana, Israel, which commenced during the third quarter of 2023, we recognized additional impairment charges of $5.9 million during the three and six months ended June 30, 2024 related to certain spaces of the leased premises which were intended to sublease. These charges were recorded within General and administrative on the Consolidated Statements of Operations.
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

Note 12 - Equity-based Compensation (continued)
During the three and six months ended June 30, 2024, the Company issued PRSUs which will vest in annual tranches over a three-year service period. Total PRSUs earned for grants made in 2024 may vary between 0% and 150% of the PRSUs granted based on the attainment of company specific-performance targets during the related performance period and continued service. During the year ended December 31, 2023, the Company issued PRSUs, which were recommended by the Compensation Committee of the Board and approved by the full Board. The service vesting condition for one of the issued awards is one year. Each of the remaining PRSUs will vest in annual tranches over a three-year service period. Total PRSUs earned for grants made in 2023 may vary between 0% and 200% of the PRSUs granted based on the attainment of company-specific performance targets during the related performance period and continued service. All of the PRSUs earned will be settled through the issuance of an equivalent number of shares of the Company’s common stock based on the payout level achieved.
During the three and six months ended June 30, 2024, the Company issued market-based RSUs, which were approved by the Board. These awards will vest over the performance period which commenced on June 20, 2024, and will conclude on April 1, 2027. The vesting is based on the attainment of an average 30-day closing price of the applicable stock price threshold of the Company’s common stock at any time during the performance period and subject to continuous employment through the vesting dates.

Tranche	Company Stock Price Target	Number of Eligible Market-Based RSUs	Satisfaction of Minimum Service Requirement
1	$15.11	110,295	Service through and including January 1, 2025
2	17.61	110,294	Service through and including October 1, 2025
3	20.11	110,294	Service through and including July 1, 2026
4	22.61	110,294	Service through and including April 1, 2027
Certain additional grants have other vesting periods approved by the Compensation Committee of the Board.
Restricted Stock Units
Restricted stock unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	12,636,460	$29.23	10,377,568
Granted	7,080,903	15.00	6,134,671
Granted - performance-based	272,797	13.01	509,824
Granted - market-based	441,177	4.28	—
Vested	(3,032,049)	32.49	(1,301,660)
Forfeited	(1,936,684)	29.09	(1,670,581)
Unvested at end of period	15,462,604	21.09	14,049,822

Note 12 - Equity-based Compensation (continued)
Restricted Stock
Restricted stock activity was as follows during the periods indicated:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock
Unvested at beginning of period	347,976	$34.55	858,560
Vested	(327,564)	35.93	(397,124)
Forfeited	—	—	(10,768)
Unvested at end of period	20,412	12.39	450,668
Common Stock Options
Options activity was as follows during the period indicated:

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	279,553	$21.00	323,002
Exercised	—	—	(17,322)
Expired	(16,200)	21.00	(13,556)
Forfeited	—	—	(4,190)
Outstanding at end of period	263,353	21.00	287,934
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of options outstanding and options exercisable were as follows as of June 30, 2024:

June 30, 2024
Aggregate intrinsic value (in millions)(1)
Options outstanding	$—
Options exercisable	—
Weighted average remaining contractual term (in years)
Options outstanding	5.7 years
Options exercisable	5.7 years
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
The fair value of the ESPP purchase was determined using the Black-Scholes option pricing model.

	Three and Six Months Ended June 30,
	2024	2023
Volatility	57.3%	50.4%
Expected term	0.5 years	0.5 years
Risk-free rate	5.4%	5.4%
Expected dividends	—%	—%
Weighted-average fair value per unit	$3.33	$6.72
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
The Company withheld $0.5 million and $2.6 million worth of ESPP contributions for the three and six months ended June 30, 2024, respectively, on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. The Company withheld $1.4 million and $4.4 million worth of ESPP contributions for the three and six months ended June 30, 2023, respectively, on behalf of participating employees through payroll deductions. The Company purchased 248,742 shares of Common Stock under the ESPP for the three and six months ended June 30, 2024. The Company purchased 181,931 shares of Common Stock under the ESPP for the three and six months ended June 30, 2023. The Company recognized $0.4 million and $1.2 million of equity-based compensation expense related to the ESPP for the three and six months ended June 30, 2024. The Company recognized $0.8 million and $2.0 million of equity-based compensation expense related to the ESPP for the three and six months ended June 30, 2023.
HSKB Phantom Units
For information related to the HSKB Phantom Units, refer to Note 15 — Equity-based Compensation in our 2023 Form 10-K.

Note 12 - Equity-based Compensation (continued)
Unamortized Equity-based Compensation
As of June 30, 2024, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

(in millions)	Amount	Weighted Average Remaining Service Period (in years)
Restricted stock units	$291.4	2.5
Restricted stock	0.1	0.4
HSKB Phantom Units	11.2	2.5
Employee Stock Purchase Plan	0.8	0.5
Total unamortized equity-based compensation cost	$303.5	2.5
Note 13 - Tax Receivable Agreements
For information related to our TRAs, refer to Note 17 - Tax Receivable Agreements in our 2023 Form 10-K.
As of June 30, 2024 and December 31, 2023, the Company had a liability of $2,795.5 million and $2,818.0 million, respectively, related to its projected obligations under the TRAs. This liability, or a portion thereof, becomes payable once the tax attributes under the TRAs reduce the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.
No payment was made to TRA holders pursuant to the TRA during the three months ended June 30, 2024 and 2023. During the three months ended June 30, 2024, we recognized a TRA measurement gain of $0.2 million, principally due to revaluation for the blended state tax rate and updates to tax attributes, net of interest expense accrued on the current portion of the TRA liability, within Other income, net on our Consolidated Statements of Operations. During the three months ended June 30, 2023, we recognized a TRA measurement gain of $1.1 million, principally due to updates to tax attributes and movements in our blended state tax rate within Other income, net on our Consolidated Statements of Operations.
During the six months ended June 30, 2024, $31.6 million was paid to TRA holders pursuant to the TRA. No payment was made during the six months ended June 30, 2023. During the six months ended June 30, 2024, we recognized a TRA measurement loss of $9.2 million, principally due to revaluation for the blended state tax rate, an increase to the cumulative liability due to TRA Holders resulting from a reduction in the management allocation percent withheld, and interest expense accrued on the current portion of the TRA liability, within Other income, net on our Consolidated Statements of Operations. During the six months ended June 30, 2023, we recognized a TRA measurement gain of $11.2 million, principally due to updates to tax attributes and movements in our blended state tax rate, within Other income, net on our Consolidated Statements of Operations.
Note 14 - Income Taxes
The Company’s provision (benefit) for income taxes for both the three and six months ended June 30, 2024 and 2023 was based on our projected annual effective tax rate for fiscal year 2024 and 2023, respectively, adjusted for specific items that are required to be recognized in the period in which they occur.

Note 14 - Income Taxes (continued)
The effective tax rate, inclusive of items specific to the period, for the three months ended June 30, 2024 and 2023 was 0.7% and 30.3%, respectively. The Company recorded income tax benefit of $0.2 million and income tax expense of $16.6 million for the three months ended June 30, 2024 and 2023, respectively.
The effective tax rate, inclusive of items specific to the period, for the six months ended June 30, 2024 and 2023 was 288.9% and 32.8%, respectively. The Company recorded income tax expense of $14.2 million and $40.3 million for the six months ended June 30, 2024 and 2023, respectively.
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
The gross liabilities for unrecognized tax benefits, which is reflected as a reduction of deferred tax assets, were $12.8 million and $12.6 million as of June 30, 2024 and December 31, 2023, respectively. No interest or penalties are accrued with respect to the unrecognized tax benefits. If the unrecognized tax benefits as of June 30, 2024 were recognized, the entire balance would impact the effective tax rate. It is not anticipated any of the unrecognized tax benefit will be recognized within the next twelve months.
Note 15 - Subsequent Events
Management has evaluated subsequent events from June 30, 2024 through the date the financial statement was available to be issued and has determined there are no material subsequent events that require disclosure other than those below.
Share Repurchase Program
Subsequent to June 30, 2024 and up through August 2, 2024, the Company repurchased and subsequently retired 1,747,542 shares of the Company’s common stock in the open market at a cost of $20.8 million, for an average price of $11.93 per share, under the Share Repurchase Program described further in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements.
Waltham Lease Agreement Amendment
In July 2024, the Company executed an agreement to restructure its lease commitments in Waltham, Massachusetts. Pursuant to the agreement, the Company made a payment of $59.1 million.

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
First Lien Term Loan
In June 2024, we entered into an amendment to our existing First Lien Credit Agreement (the "Seventh Amendment"), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the applicable rate for both Base Rate loans and SOFR based loans by 50 basis points.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Continuing to Acquire New Customers
We are focused on continuing to grow the number of customers that use our platform in the United States and around the world. While we added new customers over the last 24 months that contributed incremental revenues for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, our total revenues decreased period over period primarily as a result of the change in accounting estimate during the current period. Refer to the “Factors Affecting the Comparability of Our Results of Operations” section further below. Our operating results and growth prospects will depend in part on our ability to continue to attract new customers. Additionally, acquiring new customers strengthens the power of our contributory networks. We plan to continue to invest in our efficient go-to-market effort to acquire new customers.
Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total annual contract value ("ACV") for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net revenue retention rate was 85% as of June 30, 2024. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See section "Recent Developments - Impact of Macroeconomic Conditions." We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of June 30, 2024, we had 1,797 customers with over $100,000 in ACV.

Factors Affecting the Comparability of Our Results of Operations
Our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factor impacting the comparability of our results of operations.
Changing the Mix of Our Customer Base and Reducing Write-offs and Bad Debts
During the second quarter of 2024, we deployed a new business risk model to flag and require upfront pre-payment from prospects at the greatest risk of non-payment. This process was incorporated to mitigate the risk of future write-offs and invest in the long-term health of the Company. Concurrently, our efforts have shifted to customers more likely to pay, renew, and grow with us over time.
As a result, we recorded an incremental charge during the three and six months ended June 30, 2024 impacting our reported Revenue and General and administrative expenses. The charge represents a revision to our reserves for uncollectible accounts receivable, made up primarily of historical transactions with our SMB customers from 2023. Refer to the Change in Accounting Estimate section in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Operating expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and amortization of other acquired intangibles. The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation and amortization expense, marketing, and restructuring and transaction-related expenses. We anticipate that restructuring and transaction-related expenses, including potential impairments, will be influenced by future acquisition activity, strategic restructuring activities, and the commencement of new leases. Specifically, as new leases commence, we may face increased impairment expenses for spaces that we do not intend to occupy and/or that we plan to sublease, which could cause these costs to vary, potentially significantly, from our historic levels. Refer to Note 11 - Leases for further information.
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

General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, equity-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses related to bad debt and collections, as well as for professional fees including legal services, accounting, banking, and other consulting services. General and administrative expenses also include impairment charges associated with our leasing activity. Refer to Note 11 - Leases for further information. We also incur charges associated with litigation settlements, such as the Class Action settlement previously disclosed, which are presented within General and administrative on the Consolidated Statements of Operations.
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
Other income, net
Other income, net consists primarily of the revaluation of TRA liabilities, investment income, and foreign currency realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.
Changes to existing tax law including changes to the corporate income tax rates and the Company’s state tax footprint could lead to substantial revaluations of the TRA liability recorded through Other income, net. Additionally, the magnitude of Other income, net may increase as we expand operations internationally and add complexity to our operations. Refer to the Provision (benefit) for income taxes section below for further information.

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
The Company has significant U.S. deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We regularly review whether it is more likely than not that our U.S. deferred tax assets will be realizable. As of June 30, 2024, a valuation allowance continues to be recorded against certain state-level attributes.
The value of our deferred tax assets are regularly remeasured to consider the impact of statutory changes and other guidance, as well as changes in our state income apportionment factors. Given the amount of our deferred tax assets, minor changes can materially affect our Provision (benefit) for income taxes. A significant portion of our deferred tax assets are associated with our TRA, and upon a remeasurement of our deferred tax assets, the TRA liability is typically concurrently remeasured with a partially offsetting impact within Other income, net on the Consolidated Statements of Operations.
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

Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenue	$291.5	$308.6	$601.6	$609.3
Cost of service:
Cost of service(1)	36.3	34.1	70.2	69.1
Amortization of acquired technology	9.6	9.5	19.1	20.0
Gross profit	$245.6	$265.0	$512.3	$520.2
Operating expenses:
Sales and marketing(1)	$100.5	$104.5	$200.1	$207.7
Research and development(1)	48.3	53.3	92.0	95.6
General and administrative(1)	111.3	42.1	186.4	79.9
Amortization of other acquired intangibles	5.5	5.5	10.8	11.1
Total operating expenses	$265.6	$205.4	$489.3	$394.3
Income (loss) from operations	$(20.0)	$59.6	$23.0	$125.9
Interest expense, net	9.8	12.0	19.9	21.9
Loss on debt modification and extinguishment	0.7	—	0.7	2.2
Other income, net	(5.9)	(7.1)	(2.5)	(21.1)
Income (loss) before income taxes	$(24.6)	$54.7	$4.9	$122.9
Provision (benefit) for income taxes	(0.2)	16.6	14.2	40.3
Net income (loss)	$(24.4)	$38.1	$(9.3)	$82.6
__________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Cost of service	$2.7	$3.4	$5.2	$7.5
Sales and marketing	14.0	17.6	25.8	37.1
Research and development	10.2	15.4	19.0	22.3
General and administrative	9.5	9.9	17.6	17.1
Total equity-based compensation expense	$36.4	$46.3	$67.6	$84.0
Three Months Ended June 30, 2024 and 2023
Revenue. Revenue was $291.5 million for the three months ended June 30, 2024, a decrease of $17.1 million, or 6%, as compared to $308.6 million for the three months ended June 30, 2023. The decrease was primarily due to the change in accounting estimate that reduced revenue by $15.3 million.
Cost of Service. Cost of service was $45.9 million for the three months ended June 30, 2024, an increase of $2.3 million, or 5%, as compared to $43.6 million for the three months ended June 30, 2023. Excluding equity-based compensation expenses, cost of service was $43.2 million for three months ended June 30, 2024, an increase of $3.0 million, or 7%, as compared to $40.2 million for three months ended June 30, 2023, primarily due to increased amortization expense on internally developed capitalized software, hosting fees, and facilities expense.

Gross profit. Gross profit for three months ended June 30, 2024 was $245.6 million and represented a gross margin of 84%. Gross profit for three months ended June 30, 2023 was $265.0 million and represented a gross margin of 86%. The decrease in gross profit in the three months ended June 30, 2024 relative to the three months ended June 30, 2023 was $19.4 million, or 7%, primarily due to lower revenues, as described above, and increased amortization expense on internally developed capitalized software.
Operating expenses. Operating expenses were $265.6 million for the three months ended June 30, 2024, an increase of $60.2 million, or 29%, as compared to $205.4 million for the three months ended June 30, 2023. Excluding equity-based compensation expenses, operating expenses were $231.9 million for the three months ended June 30, 2024, an increase of $69.4 million, or 43%, as compared to $162.5 million for the three months ended June 30, 2023.
•Sales and marketing for the three months ended June 30, 2024 was $100.5 million, representing a decrease of $4.0 million, or 4%, as compared to $104.5 million for the three months ended June 30, 2023. Sales and marketing, excluding equity-based compensation, for the three months ended June 30, 2024 was $86.5 million, relatively flat as compared to $86.9 million for the three months ended June 30, 2023.
•Research and development for the three months ended June 30, 2024 was $48.3 million representing a decrease of $5.0 million, or 9%, as compared to $53.3 million for the three months ended June 30, 2023. Research and development, excluding equity-based compensation, for the three months ended June 30, 2024 was $38.1 million, relatively flat as compared to $37.9 million for the three months ended June 30, 2023.
•General and administrative for the three months ended June 30, 2024 was $111.3 million representing an increase of $69.2 million, or 164%, as compared to $42.1 million for the three months ended June 30, 2023. General and administrative, excluding equity-based compensation, for the three months ended June 30, 2024 was $101.8 million, representing an increase of $69.6 million, or 216%, as compared to $32.2 million for the three months ended June 30, 2023, primarily due to charges incurred related to lease impairment and abandonment charges, as well as incremental bad debt expense resulting from the change in accounting estimate.
•Amortization of other acquired intangibles was $5.5 million for the three months ended June 30, 2024, relatively flat as compared to $5.5 million for the three months ended June 30, 2023.
Equity-based compensation expense. Equity-based compensation expense was $36.4 million for the three months ended June 30, 2024, a decrease of $9.9 million, or 21%, as compared to $46.3 million for the three months ended June 30, 2023, due to lower grant date fair values of grants being amortized in the current period compared to those that were amortized in the prior year, capitalization of equity-based compensation, and terminations.
Income (loss) from operations. Loss from operations was $20.0 million for the three months ended June 30, 2024, a decrease of $79.6 million, or 134%, as compared to income from operations of $59.6 million for the three months ended June 30, 2023. The decrease is primarily due to charges incurred related to lease impairment and abandonment charges and the change in accounting estimate of collectibility of accounts receivable. Operating loss margin was 7% for three months ended June 30, 2024 as compared to operating income margin of 19% for the three months ended June 30, 2023.
Other income, net. Other income, net was $5.9 million for the three months ended June 30, 2024, which primarily consists of $3.6 million of investment income, as compared to other income of $7.1 million for the three months ended June 30, 2023, which consists of $6.5 million of investment income.
Interest expense, net. Interest expense, net was $9.8 million for the three months ended June 30, 2024, a decrease of $2.2 million, or 18%, as compared to $12.0 million for the three months ended June 30, 2023, primarily due to both lower interest rates and higher interest income.

Provision (benefit) for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Benefit for income taxes for the three months ended June 30, 2024 was $0.2 million, representing an effective tax rate of 0.7%, as compared to provision for income taxes of $16.6 million, representing an effective tax rate of 30.3%, for the three months ended June 30, 2023. The income tax benefit for the three months ended June 30, 2024 was primarily due to a loss before taxes. The annual effective tax rate differed from the U.S. federal statutory rate due to non-deductible equity compensation costs, U.S. state taxes including the remeasurement of deferred tax assets for the effect of state law changes, foreign taxes, and tax costs accrued for future repatriations of foreign earnings, partially offset by research and development credits. Refer to Note 14 - Income Taxes of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information related to the components of our income tax provision.
Net income (loss). Net loss was $24.4 million for three months ended June 30, 2024, a decrease of $62.5 million or 164%, as compared to net income of $38.1 million for the three months ended June 30, 2023. The decrease was primarily due to costs incurred related to lease impairment and abandonment charges and the change in accounting estimate of collectibility of accounts receivable, partially offset by lower income tax expense.
Six Months Ended June 30, 2024 and 2023
Revenue. Revenue was $601.6 million for the six months ended June 30, 2024, a decrease of $7.7 million, or 1%, as compared to $609.3 million for the six months ended June 30, 2023. The decrease was primarily due to the change in accounting estimate resulting in reduced revenues by $15.3 million, partially offset by the addition of new customers over the past 12 months.
Cost of Service. Cost of service was $89.3 million for the six months ended June 30, 2024, an increase of $0.2 million, or less than 1%, as compared to $89.1 million for the six months ended June 30, 2023. Excluding equity-based compensation expenses, cost of service was $84.1 million for six months ended June 30, 2024, an increase of $2.5 million, or 3%, as compared to $81.6 million for six months ended June 30, 2023, primarily due to increased amortization expense on internally developed capitalized software and hosting expenses.
Gross profit. Gross profit for the six months ended June 30, 2024 was $512.3 million and represented a gross margin of 85%. Gross profit for six months ended June 30, 2023 was $520.2 million and represented a gross margin of 85%. The decrease in gross profit in the six months ended June 30, 2024 relative to the six months ended June 30, 2023 was $7.9 million, or 2%, primarily due to lower revenues, as described above, and increased amortization expense on internally developed capitalized software.
Operating expenses. Operating expenses were $489.3 million for the six months ended June 30, 2024, an increase of $95.0 million, or 24%, as compared to $394.3 million for the six months ended June 30, 2023. Excluding equity-based compensation expenses, operating expenses were $426.9 million for the six months ended June 30, 2024, an increase of $109.1 million, or 34%, as compared to $317.8 million for the six months ended June 30, 2023.
•Sales and marketing for the six months ended June 30, 2024 was $200.1 million, representing a decrease of $7.6 million, or 4%, as compared to $207.7 million for the six months ended June 30, 2023. Sales and marketing, excluding equity-based compensation, for the six months ended June 30, 2024 was $174.3 million, representing an increase of $3.7 million, or 2%, as compared to $170.6 million for the six months ended June 30, 2023, primarily due to additional marketing, employee-related benefits, facilities expenses and lease abandonment charges, partially offset by lower amortization of commissions.
•Research and development for the six months ended June 30, 2024 was $92.0 million representing a decrease of $3.6 million, or 4%, as compared to $95.6 million for the six months ended June 30, 2023. Research and development, excluding equity-based compensation, for the six months ended June 30, 2024 was $73.0 million, relatively flat as compared to $73.3 million for the six months ended June 30, 2023.

•General and administrative for the six months ended June 30, 2024 was $186.4 million representing an increase of $106.5 million, or 133%, as compared to $79.9 million for the six months ended June 30, 2023. General and administrative, excluding equity-based compensation, for the six months ended June 30, 2024 was $168.8 million, representing an increase of $106.0 million, or 169%, as compared to $62.8 million for the six months ended June 30, 2023, primarily due to charges incurred related to the Class Actions (See Note 9 - Commitments and Contingencies for further information) and lease impairment and abandonment charges, as well as incremental bad debt expense resulting from the change in accounting estimate.
•Amortization of other acquired intangibles was $10.8 million, representing a decrease of $0.3 million, or 3%, for the six months ended June 30, 2024 as compared to $11.1 million for the six months ended June 30, 2023.
Equity-based compensation expense. Equity-based compensation expense was $67.6 million for the six months ended June 30, 2024, a decrease of $16.4 million, or 20%, as compared to $84.0 million for the six months ended June 30, 2023, due to lower grant date fair values of grants being amortized in the current period compared to those that were amortized in the prior year, capitalization of equity-based compensation, and terminations.
Income (loss) from operations. Income from operations was $23.0 million for the six months ended June 30, 2024, a decrease of $102.9 million, or 82%, as compared to $125.9 million for the six months ended June 30, 2023. The decrease was primarily due to costs incurred related to the Class Actions, lease impairment and abandonment charges, and the change in accounting estimate of collectibility of accounts receivable. Operating income margin was 4% for the six months ended June 30, 2024 as compared to 21% for the six months ended June 30, 2023.
Other income, net. Other income was $2.5 million for the six months ended June 30, 2024, which primarily consists of $7.3 million of investment income, offset by $9.2 million of TRA remeasurement loss, as compared to other income of $21.1 million for the six months ended June 30, 2023, which primarily consists of $11.2 million of TRA remeasurement gain, and $10.5 million of investment income.
Interest expense, net Interest expense, net was $19.9 million for the six months ended June 30, 2024, a decrease of $2.0 million, or 9%, as compared to $21.9 million for the six months ended June 30, 2023, primarily due to the lower interest rates.
Provision (benefit) for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the six months ended June 30, 2024 was $14.2 million, representing an effective tax rate of 288.9%, as compared to provision for income taxes of $40.3 million, representing an effective tax rate of 32.8%, for the six months ended June 30, 2023. The decrease in income tax expense was primarily due to a reduction in income before taxes. The annual effective tax rate differed from the U.S. federal statutory rate due to non-deductible equity compensation costs, U.S. state taxes including the remeasurement of deferred tax assets for the effect of state law changes, foreign taxes, and tax costs accrued for future repatriations of foreign earnings, partially offset by research and development credits. Refer to Note 14 - Income Taxes of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information related to the components of our income tax provision.
Net income (loss). Net loss was $9.3 million for six months ended June 30, 2024, a decrease of $91.9 million or 111%, as compared to net income of $82.6 million for the six months ended June 30, 2023. The decrease was primarily due to charges incurred related to the Class Actions, lease impairment and abandonment charges, and the change in accounting estimate of collectibility of accounts receivable.

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

We define Adjusted Net Income as net income (loss) adjusted for, as applicable, (i) the impact of fair value adjustments to acquired unearned revenue, (ii) loss on debt modification and extinguishment, (iii) amortization of acquired technology and other acquired intangibles, (iv) equity-based compensation expense, (v) restructuring and transaction-related expenses, (vi) integration costs and acquisition-related expenses, (vii) legal settlement, (viii) TRA liability remeasurement (benefit) expense, (ix) other (income) loss, net and (x) tax impacts of adjustments to net income (loss). Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of Income (loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Income (loss) from operations (GAAP)	$(20.0)	$59.6	$23.0	$125.9
Impact of fair value adjustments to acquired unearned revenue(1)	—	0.1	—	0.1
Amortization of acquired technology	9.6	9.5	19.1	20.0
Amortization of other acquired intangibles	5.5	5.5	10.8	11.1
Equity-based compensation expense	36.4	46.3	67.6	84.0
Restructuring and transaction-related expenses(2)	50.0	4.7	50.2	4.8
Litigation settlement(3)	—	—	30.2	—
Adjusted Operating Income (Non-GAAP)	$81.6	$125.6	$200.9	$245.9

Revenue (GAAP)	$291.5	$308.6	$601.6	$609.3
Impact of fair value adjustments to acquired unearned revenue	—	0.1	—	0.1
Revenue for adjusted operating margin calculation (Non-GAAP)	$291.5	$308.7	$601.6	$609.4

Operating Income (Loss) Margin (GAAP)	(7)%	19%	4%	21%
Adjusted Operating Income Margin (Non-GAAP)	28%	41%	33%	40%
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
(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2024, this expense is primarily related to lease impairment and abandonment charges. For the three and six months ended June 30, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force.
(3)Represents charges associated with certain legal settlements. For the six months ended June 30, 2024, these charges are related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.

Adjusted Operating Income for the three months ended June 30, 2024 was $81.6 million and represented an Adjusted Operating Income Margin of 28%. Adjusted Operating Income for the three months ended June 30, 2023 was $125.6 million and represented an Adjusted Operating Income Margin of 41%. The decrease of $44.0 million, or 35%, in Adjusted Operating Income was primarily due to the change in accounting estimate of collectibility of accounts receivable resulting in both reduced revenues as well as incremental bad debt expense.
Adjusted Operating Income for the six months ended June 30, 2024 was $200.9 million and represented an Adjusted Operating Income Margin of 33%. Adjusted Operating Income for the six months ended June 30, 2023 was $245.9 million and represented an Adjusted Operating Income Margin of 40%. The decrease of $45.0 million, or 18%, in Adjusted Operating Income was primarily due to the change in accounting estimate of collectibility of accounts receivable resulting in both reduced revenues as well as incremental bad debt expense.
The following table presents a reconciliation of Net income (loss) to Adjusted Net Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss) (GAAP)	$(24.4)	$38.1	$(9.3)	$82.6
Impact of fair value adjustments to acquired unearned revenue(1)	—	0.1	—	0.1
Loss on debt modification and extinguishment	0.7	—	0.7	2.2
Amortization of acquired technology	9.6	9.5	19.1	20.0
Amortization of other acquired intangibles	5.5	5.5	10.8	11.1
Equity-based compensation expense	36.4	46.3	67.6	84.0
Restructuring and transaction-related expenses(2)	50.0	4.7	50.2	4.8
Litigation settlement(3)	—	—	30.2	—
TRA liability remeasurement expense (benefit)	(0.2)	(1.1)	9.2	(11.2)
Other income, net	(2.6)	—	(2.6)	—
Tax impacts of adjustments to net income (loss)(4)	(9.0)	3.2	(9.4)	12.4
Adjusted Net Income (Non-GAAP)	$66.0	$106.4	$166.4	$206.0
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
(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2024, this expense is primarily related to lease impairment and abandonment charges. For the three and six months ended June 30, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force.
(3)Represents charges associated with certain legal settlements. For the six months ended June 30, 2024, these charges related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.
(4)Represents tax expense associated with GAAP Net income (loss) excluded from Adjusted Net Income (Non-GAAP). This includes the tax effects associated with equity compensation, remeasurement of deferred tax assets for the effect of state law changes, and TRA liability remeasurement.

Adjusted Net Income for the three months ended June 30, 2024 was $66.0 million compared to $106.4 million, representing a decrease of $40.4 million, or 38%, relative to the three months ended June 30, 2023. This decrease was primarily due to the change in accounting estimate of collectibility of accounts receivable resulting in both reduced revenues as well as incremental bad debt expense.
Adjusted Net Income for the six months ended June 30, 2024 was $166.4 million compared to $206.0 million, representing a decrease of $39.6 million, or 19%, relative to the six months ended June 30, 2023. This decrease was primarily due to the change in accounting estimate of collectibility of accounts receivable resulting in both reduced revenues as well as incremental bad debt expense.
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
The following table presents a reconciliation of Net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income (loss) (GAAP)	$(24.4)	$38.1	$(9.3)	$82.6
Provision (benefit) for income taxes	(0.2)	16.6	14.2	40.3
Interest expense, net	9.8	12.0	19.9	21.9
Loss on debt modification and extinguishment	0.7	—	0.7	2.2
Depreciation expense	5.9	4.7	11.0	9.6
Amortization of acquired technology	9.6	9.5	19.1	20.0
Amortization of other acquired intangibles	5.5	5.5	10.8	11.1
Other income, net(1)	(5.9)	(7.1)	(2.5)	(21.1)
Impact of fair value adjustments to acquired unearned revenue(2)	—	0.1	—	0.1
Equity-based compensation expense	36.4	46.3	67.6	84.0
Restructuring and transaction-related expenses(3)	50.0	4.7	50.2	4.8
Litigation settlement(4)	—	—	$30.2	$—
Adjusted EBITDA (Non-GAAP)	$87.4	$130.4	$212.0	$255.5
__________________
(1)Primarily represents revaluations on TRA liability and investment income.
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
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three and six months ended June 30, 2024, this expense is primarily related to lease impairment and abandonment charges. For the three and six months ended June 30, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force.
(4)Represents charges associated with certain legal settlements. For the six months ended June 30, 2024, these charges related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.
Adjusted EBITDA for the three months ended June 30, 2024 was $87.4 million, a decrease of $43.0 million, or 33%, relative to the three months ended June 30, 2023. This decrease was primarily due to the change in accounting estimate of collectibility of accounts receivable resulting in both reduced revenues as well as incremental bad debt expense.
Adjusted EBITDA for the six months ended June 30, 2024 was $212.0 million, a decrease of $43.5 million, or 17%, relative to the six months ended June 30, 2023. This decrease was primarily due to the change in accounting estimate of collectibility of accounts receivable resulting in both reduced revenues as well as incremental bad debt expense.
Liquidity and Capital Resources
As of June 30, 2024, we had $385.9 million of cash and cash equivalents, $13.4 million of short-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2024, we had unearned revenue of $440.4 million, of which $438.9 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$242.2	$225.2
Net cash provided by (used in) investing activities	44.6	(33.0)
Net cash used in financing activities	(348.2)	(96.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(61.4)	$95.3
Cash flows from operating activities
Net cash provided by operating activities was $242.2 million for the six months ended June 30, 2024 as a result of net loss of $9.3 million, adjusted by non-cash charges of $242.6 million and the net change in our operating and liabilities of $8.9 million. The non-cash charges are primarily comprised of equity-based compensation of $67.6 million, asset impairments and lease abandonment charges of $48.7 million, depreciation and amortization of $40.9 million, amortization of deferred commission costs of $33.6 million, provision for bad debt expense of $32.5 million, TRA remeasurement of $9.2 million, and a decrease in deferred tax assets net of deferred tax liabilities of $8.3 million. The net change in operating assets and liabilities was primarily the result of a decrease in accounts receivable of $49.6 million and an increase in accrued expenses and other liabilities of $18.3 million, partially offset by an increase in deferred costs and other assets of $35.5 million and a decrease in accounts payable of $15.1 million.
Net cash provided by operations was $225.2 million for the six months ended June 30, 2023 as a result of net income of $82.6 million, adjusted by non-cash charges of $209.1 million and the net change in our operating assets and liabilities of $66.5 million. The non-cash charges are primarily comprised of equity-based compensation of $84.0 million, a decrease in deferred tax assets net of deferred tax liabilities of $42.0 million, depreciation and amortization of $40.7 million, amortization of deferred commission costs of $38.3 million, and provision for bad debt expense of $11.3 million, partially offset by TRA remeasurement of $11.2 million. The net change in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $39.2 million, a decrease in accrued expenses and other liabilities of $28.5 million, a decrease in accounts payable of $12.7 million, an increase in prepaid expenses and other current assets of $11.0 million, partially offset by an increase in unearned revenue of $23.2 million.
We may make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the six months ended June 30, 2024, and 2023, we incurred the following cash expenditures:

	Six Months Ended June 30,
(in millions)	2024	2023
Interest paid in cash	$20.3	$24.6
Restructuring and transaction-related expenses paid in cash(1)	2.1	4.9
Integration costs and acquisition-related compensation paid in cash(2)	1.3	0.5
Litigation settlement payments(3)	0.7	—
__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the six months ended June 30, 2024, these payments related primarily to obsolete software purchase commitments, Waltham sublease cost and various lease impairment charges. For the six months ended June 30, 2023, these payments related primarily to legal costs paid related to 2021 and 2022 acquisitions and Waltham sublease cost.

(2)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the six months ended June 30, 2024, these payments related to deferred compensation from the acquisition of Insent. For the six months ended June 30, 2023, these payments related to retention compensation from the Insent acquisition.
(3)Represents cash payments associated with legal settlements and associated legal fees. For the six months ended June 30, 2024, these payments related to legal costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.
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
Cash flows from investing activities
Net cash provided by investing activities for the six months ended June 30, 2024 was $44.6 million, primarily consisting of maturities of short-term investments of $69.0 million, partially offset by purchases of property and equipment and other assets of $23.9 million.
Net cash used in investing activities for the six months ended June 30, 2023 was $33.0 million, consisting of purchases of short-term investments of $114.7 million, purchases of property and equipment and other assets of $12.6 million, offset by maturities of short-term investments of $94.3 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash flows from financing activities
Net cash used in financing activities for the six months ended June 30, 2024 was $348.2 million and comprised of payments relating to the repurchase of common stock of $299.2 million, TRA payments of $31.6 million, payments of taxes related to net share settlement of equity awards of $14.6 million, repayment of debt of $3.0 million, payments of debt issuance and modification costs of $1.9 million, and payments of deferred consideration of $0.7 million, partially offset by proceeds from issuance of common stock under the employee stock purchase plan of $2.8 million.
Net cash used in financing activities for the six months ended June 30, 2023 was $96.9 million, comprised of payments relating to the repurchase of common stock of $87.0 million, payments of taxes related to net share settlement of equity awards of $8.6 million, repayment of debt of $3.0 million, payments of debt issuance and modification costs of $2.7 million, and payments of deferred consideration of $0.4 million, partially offset by proceeds from issuance of common stock under the employee stock purchase plan of $4.4 million, and proceeds from exercise of stock options of $0.4 million.
Refer to Note 6 - Financing Arrangements of our consolidated financial statements for additional information related to each of our borrowings.

Debt Obligations
As of June 30, 2024, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. As of June 30, 2024, the Company has a remaining balance of $591.0 million with respect to its first lien term loans. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate outstanding amount as of the latest amendment, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 0.75% for Base Rate loans or 1.75% for SOFR loans. The effective interest rate on the first lien debt was 7.30% and 7.83% as of June 30, 2024 and December 31, 2023, respectively.
The first lien revolving credit facility, which had no amount outstanding as of June 30, 2024, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended June 30, 2024 was $474.7 million. Our total net leverage ratio to Adjusted EBITDA as of June 30, 2024 was 1.8x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,241.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	408.2
Net contractual maturity of outstanding indebtedness	$832.8
Trailing Twelve Months (TTM) Adjusted EBITDA	$474.7
Total net leverage ratio to Adjusted EBITDA	1.8x
Our consolidated first lien net leverage ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended June 30, 2024 was $475.3 million. Our consolidated first lien net leverage ratio as of June 30, 2024 was 0.4x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$591.0
Less: Cash and cash equivalents, and short-term investments	399.3
Net contractual maturity of First Lien indebtedness	$191.7
Trailing Twelve Months (TTM) Cash EBITDA	$475.3
Consolidated First Lien Net Leverage Ratio	0.4x

Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended June 30, 2024 was $475.3 million. Our total net leverage ratio to Cash EBITDA as of June 30, 2024 was 1.8x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,241.0
Less: Cash and cash equivalents, restricted cash, and short-term investments	408.2
Net contractual maturity of outstanding indebtedness	$832.8
Trailing Twelve Months (TTM) Cash EBITDA	$475.3
Total net leverage ratio to Cash EBITDA	1.8x

Trailing Twelve Months as of
(in millions)	June 30, 2024
Net income (GAAP)	$15.4
Provision for income taxes	255.4
Interest expense, net	43.2
Loss on debt modification and extinguishment	2.8
Depreciation expense	21.1
Amortization of acquired technology	38.1
Amortization of other acquired intangibles	21.6
Other income, net(1)	(160.1)
Impact of fair value adjustments to acquired unearned revenue(2)	0.1
Equity-based compensation expense	151.2
Restructuring and transaction-related expenses(3)	55.6
Litigation settlement(4)	30.2
Adjusted EBITDA (Non-GAAP)	$474.7
Unearned revenue adjustment	(2.8)
Cash rent adjustment	3.0
Other lender adjustments	0.4
Cash EBITDA (Non-GAAP)	$475.3
__________________
(1)Primarily represents revaluations on TRA liability and investment income.
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
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended June 30, 2024, this expense related primarily to lease impairment and abandonment charges.
(4)Represents charges associated with certain legal settlements. For the trailing twelve months ended June 30, 2024, these charges related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.

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
Capital Expenditures
Capital expenditures increased by $11.3 million, or 90%, to $23.9 million for six months ended June 30, 2024 compared to the six months ended June 30, 2023, as a result of increased expenditures related to new facilities and increased capitalization of development expenses.
Tax Receivable Agreements
For information related to our TRA, refer to Note 17 - Tax Receivable Agreements in our 2023 Form 10-K.
As of June 30, 2024, the Company had a liability of $2,795.5 million related to its projected obligations under the TRA. During the six months ended June 30, 2024, $31.6 million was paid to TRA holders pursuant to the TRA. During the six months ended June 30, 2023, no payment was made pursuant to the TRA.
Contractual Obligations and Commitments
As of June 30, 2024, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $71.2 million. Refer to Note 11 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details. In July 2024, the Company executed a termination agreement with the landlord. Pursuant to the amended lease agreement with respect to Waltham, Massachusetts, the Company made a payment of $59.1 million. Refer to Note 15 - Subsequent Events of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our first lien term loan, which bears a variable interest rate based on SOFR. As of June 30, 2024, the total principal balance outstanding was $591.0 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 6 - Financing Arrangements of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of June 30, 2024, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our first lien term loan since loan inception. As of June 30, 2024, all cash flow hedging relationships are designated as accounting hedges.
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
To manage the foreign currency exchange rate risk and to reduce the volatility associated with the fluctuation of foreign currencies, we may use foreign exchange forward contracts or other financial instruments from time to time. In the second quarter of 2024, the Company initiated a foreign currency hedging program (see Note 7 - Derivatives and Hedging Activities). This program aimed to mitigate potential adverse effects on our financial results from significant currency movements.
Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to Other income, net. Although the impact of currency fluctuations on our financial results has been immaterial in the past and we believe that for the reasons cited above, currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations or our hedging activities will not be material in the future.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs (in millions)
April 2024	2,952,427	$15.80	2,949,791	$500.2
May 2024	4,705,212	13.22	4,700,000	438.1
June 2024	3,155,285	12.27	3,150,000	399.4
Total	10,812,924		10,799,791
__________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB phantom units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). The total authorizations in 2023 and 2024 were $600.0 million and $500.0 million, respectively, of which $399.4 million remained available and authorized for repurchases as of June 30, 2024. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On June 7, 2024, Ali Dasdan, the Chief Technology Officer of the Company, adopted a Rule 10b5-1 trading arrangement. The duration of the trading arrangement begins on September 6, 2024, and ends on June 15, 2025. The Rule 10b5-1 trading arrangement provides for the sale of a portion of the net shares acquired by Mr. Dasdan (net of shares withheld to cover the recipient’s tax liability in connection with vesting) resulting from the vesting (if applicable) of up to 214,797 previously granted restricted stock units, including 203,033 time-based restricted stock units and 11,764 performance-based restricted stock units. The volume of sales will be determined, in part, based on pricing triggers outlined in the trading arrangement, with a maximum potential sale under the plan of up to 75% of the vested shares from such awards during the term of the plan. Mr. Dasdan's trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	10-Q filed October 30, 2023	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
10.1	Amendment No. 7 to First Lien Credit Agreement, dated as of June 10, 2024, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed June 12, 2024	001-39310	10.1
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 6, 2024