Form 10-Q
period 2024-09-30
ZoomInfo Technologies Inc.
filed 2024-11-12
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of October 31, 2024, there were 343,368,755 shares of the registrant's common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2024

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
◦We may be unable to attract new customers, renew existing subscriptions, expand existing subscriptions, and collect revenue from our customers, which could harm our revenue growth and profitability;
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
◦Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition; and
◦Technical problems or disruptions that affect our customers’ ability to access our services could damage our reputation and brands and lead to reduced demand for our products and services, lower revenues, and increased costs.
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

Risks Related to Geopolitical Factors
◦Operations and sales outside the United States expose us to risks inherent in international operations; and
◦Global economic uncertainty and catastrophic events, including global pandemics, continued hostilities such as those between Russia and Ukraine, Israel and Hamas, Israel and Iran, and other conflicts in the Middle East, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.
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
Website Disclosure
The Company intends to use the investor relations portion of its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible at https://ir.zoominfo.com. Accordingly, you should monitor that investor relations portion of our website in addition to following our press releases, SEC filings, and public conference calls and webcasts (which are not incorporated herein or otherwise a part of this Form 10-Q). In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations page at https://ir.zoominfo.com. The information on our website is not incorporated herein or otherwise a part of this Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$147.7	$447.1
Short-term investments	—	82.2
Restricted cash, current	—	0.2
Accounts receivable, net	163.0	272.0
Prepaid expenses and other current assets	73.9	59.6
Income tax receivable	6.1	3.2
Total current assets	$390.7	$864.3

Restricted cash, non-current	8.9	8.9
Property and equipment, net	99.5	65.1
Operating lease right-of-use assets, net	108.5	80.7
Intangible assets, net	290.8	334.6
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,692.9	3,707.1
Deferred costs and other assets, net of current portion	110.9	114.9
Total assets	$6,394.9	$6,868.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21.1	$34.4
Accrued expenses and other current liabilities	109.5	113.8
Unearned revenue, current portion	417.0	439.6
Income taxes payable	0.3	2.0
Current portion of tax receivable agreements liability	58.9	31.4
Current portion of operating lease liabilities	11.4	11.2
Current portion of long-term debt	5.9	6.0
Total current liabilities	$624.1	$638.4

Unearned revenue, net of current portion	2.2	2.3
Tax receivable agreements liability, net of current portion	2,736.0	2,786.6
Operating lease liabilities, net of current portion	135.8	89.9
Long-term debt, net of current portion	1,222.9	1,226.4
Deferred tax liabilities	2.5	1.9
Other long-term liabilities	3.0	3.5
Total liabilities	$4,726.5	$4,749.0

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 342,905,049 and 384,830,529 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$3.4	$3.8
Preferred stock, par value $0.01; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023; zero issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	1,351.3	1,804.9
Accumulated other comprehensive income	15.9	27.3
Retained earnings	297.8	283.3
Total stockholders' equity	$1,668.4	$2,119.3
Total liabilities and stockholders' equity	$6,394.9	$6,868.3
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$303.6	$313.8	$905.2	$923.1
Cost of service:
Cost of service(1)	37.7	35.3	107.9	104.4
Amortization of acquired technology	9.6	9.5	28.7	29.5
Gross profit	$256.3	$269.0	$768.6	$789.2
Operating expenses:
Sales and marketing(1)	99.1	102.4	299.2	310.1
Research and development(1)	47.7	47.6	139.7	143.2
General and administrative(1)	60.6	50.5	247.0	130.4
Amortization of other acquired intangibles	5.4	5.4	16.2	16.5
Total operating expenses	$212.8	$205.9	$702.1	$600.2
Income from operations	$43.5	$63.1	$66.5	$189.0
Interest expense, net	9.6	11.9	29.5	33.8
Loss on debt modification and extinguishment	—	—	0.7	2.2
Other income, net	(1.0)	(8.0)	(3.5)	(29.1)
Income before income taxes	$34.9	$59.2	$39.8	$182.1
Provision for income taxes	11.1	29.0	25.3	69.3
Net income	$23.8	$30.2	$14.5	$112.8
Net income per share of common stock:
Basic	$0.07	$0.08	$0.04	$0.28
Diluted	0.07	0.08	0.04	0.28
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of service	$2.7	$4.3	$7.9	$11.8
Sales and marketing	12.3	17.5	38.1	54.6
Research and development	10.5	11.7	29.5	34.0
General and administrative	11.1	9.4	28.7	26.5
Total equity-based compensation expense	$36.6	$42.9	$104.2	$126.9
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$23.8	$30.2	$14.5	$112.8
Other comprehensive loss, net of tax:
Unrealized gain (loss) on cash flow hedges	(5.1)	3.9	4.1	12.1
Realized gain on settlement of cash flow hedges	(6.3)	(6.3)	(19.4)	(17.9)
Amortization of deferred losses related to the dedesignated Interest Rate Swap	—	0.1	0.1	0.2
Other comprehensive loss before tax	$(11.4)	$(2.3)	$(15.2)	$(5.6)
Tax effect	2.8	0.6	3.8	1.4
Other comprehensive loss, net of tax	$(8.6)	$(1.7)	$(11.4)	$(4.2)
Comprehensive income	$15.2	$28.5	$3.1	$108.6
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	384,830,529	$3.8	$1,804.9	$27.3	$283.3	$2,119.3
Issuance of common stock upon vesting of RSUs	1,359,913	—	—	—	—	—
Shares withheld related to net share settlement	(410,537)	—	(7.0)	—	—	(7.0)
Repurchase of common stock	(9,623,255)	(0.1)	(154.3)	—	—	(154.4)
Net income	—	—	—	—	15.1	15.1
Other comprehensive income	—	—	—	0.2	—	0.2
Equity-based compensation	—	—	32.7	—	—	32.7
Balance at March 31, 2024	376,156,650	$3.7	$1,676.3	$27.5	$298.4	$2,005.9
Issuance of common stock upon vesting of RSUs	1,672,136	—	—	—	—	—
Issuance of common stock related to ESPP	248,742	—	2.8	—	—	2.8
Shares withheld related to net share settlement	(505,710)	—	(7.5)	—	—	(7.5)
Repurchase of common stock	(10,799,791)	(0.1)	(148.6)	—	—	(148.7)
Net loss	—	—	—	—	(24.4)	(24.4)
Other comprehensive loss	—	—	—	(3.0)	—	(3.0)
Equity-based compensation	—	—	37.8	—	—	37.8
Balance at June 30, 2024	366,772,027	$3.6	$1,560.8	$24.5	$274.0	$1,862.9
Issuance of common stock upon vesting of RSUs	936,974	—	—	—	—	—
Shares withheld related to net share settlement	(304,844)	—	(3.4)	—	—	(3.4)
Forfeitures / cancellations	(20,412)	—	—	—	—	—
Repurchase of common stock	(24,478,696)	(0.2)	(244.3)	—	—	(244.5)
Net income	—	—	—	—	23.8	23.8
Other comprehensive loss	—	—	—	(8.6)	—	(8.6)
Equity-based compensation	—	—	38.2	—	—	38.2
Balance at September 30, 2024	342,905,049	$3.4	$1,351.3	$15.9	$297.8	$1,668.4

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2022	404,083,262	$4.0	$2,052.1	$39.7	$176.0	$2,271.8
Issuance of common stock upon vesting of RSUs	648,570	—	—	—	—	—
Shares withheld related to net share settlement and other	(163,965)	—	(4.1)	—	—	(4.1)
Exercise of stock options	11,236	—	0.2	—	—	0.2
Forfeitures / cancellations	(6,733)	—	—	—	—	—
Repurchase of common stock	(1,058,291)	—	(24.3)	—	—	(24.3)
Net income	—	—	—	—	44.5	44.5
Other comprehensive loss	—	—	—	(6.5)	—	(6.5)
Equity-based compensation	—	—	37.7	—	—	37.7
Balance at March 31, 2023	403,514,079	$4.0	$2,061.6	$33.2	$220.5	$2,319.3
Issuance of common stock upon vesting of RSUs	668,323	—	—	—	—	—
Issuance of common stock related to ESPP	181,931	—	4.6	—	—	4.6
Shares withheld related to net share settlement and other	(216,700)	—	(5.4)	—	—	(5.4)
Exercise of stock options	6,086	—	0.2	—	—	0.2
Forfeitures / cancellations	(4,035)	—	—	—	—	—
Repurchase of common stock	(2,847,121)	—	(62.7)	—	—	(62.7)
Net income	—	—	—	—	38.1	38.1
Other comprehensive income	—	—	—	4.0	—	4.0
Equity-based compensation	—	—	48.9	—	—	48.9
Balance at June 30, 2023	401,302,563	$4.0	$2,047.2	$37.2	$258.6	$2,347.0
Issuance of common stock upon vesting of RSUs	1,183,324	—	—	—	—	—
Shares withheld related to net share settlement and other	(380,329)	—	(7.5)	—	—	(7.5)
Exercise of stock options	1,126	—	—	—	—	—
Forfeitures / cancellations	(209)	—	—	—	—	—
Repurchase of common stock	(8,800,000)	(0.1)	(161.8)	—	—	(161.9)
Net income	—	—	—	—	30.2	30.2
Other comprehensive loss	—	—	—	(1.7)	—	(1.7)
Equity-based compensation	—	—	44.3	—	—	44.3
Balance at September 30, 2023	393,306,475	$3.9	$1,922.2	$35.5	$288.8	$2,250.4
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Nine Months Ended September 30,
	2024	2023

Operating activities:
Net income	$14.5	$112.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.3	60.5
Amortization of debt discounts and issuance costs	1.7	1.8
Amortization of deferred commissions costs	49.5	57.2
Asset impairments and lease abandonment charges	57.4	5.2
Gain on lease modification	(1.5)	—
Loss on debt modification and extinguishment	0.7	2.2
Equity-based compensation expense	104.2	126.9
Deferred income taxes	11.0	68.5
Tax receivable agreement remeasurement	9.9	(13.8)
Provision for bad debt expense	39.3	22.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	69.7	(17.7)
Prepaid expenses and other current assets	(21.1)	(4.5)
Deferred costs and other assets, net of current portion	(30.4)	(53.0)
Income tax receivable	(2.9)	(2.4)
Accounts payable	(17.6)	(15.2)
Accrued expenses and other liabilities	(64.7)	(27.6)
Unearned revenue	(22.6)	(16.8)
Net cash provided by operating activities	$260.4	$306.1

Investing activities:
Purchases of short-term investments	$—	$(145.0)
Maturities of short-term investments	82.2	151.5
Purchases of property and equipment and other assets	(41.5)	(17.6)
Right of use asset initial direct costs	(3.4)	—
Cash paid for acquisitions, net of cash acquired	(0.5)	—
Net cash provided by (used in) investing activities	$36.8	$(11.1)

Financing activities:
Payments of deferred consideration	$(0.7)	$(0.4)
Repayment of debt	(4.5)	(4.5)
Payments of debt issuance and modification costs	(2.1)	(2.7)
Proceeds from exercise of stock options	—	0.4
Taxes paid related to net share settlement of equity awards	(18.1)	(17.0)
Proceeds from issuance of common stock under the ESPP	2.8	4.6
Tax receivable agreement payments	(31.6)	—
Repurchase of common stock	(542.6)	(247.0)
Net cash used in financing activities	$(596.8)	$(266.6)

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Nine Months Ended September 30,
	2024	2023
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(299.6)	$28.4
Cash, cash equivalents, and restricted cash at beginning of period	456.2	424.1
Cash, cash equivalents, and restricted cash at end of period	$156.6	$452.5

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$147.7	$442.6
Restricted cash, non-current	8.9	9.9
Total cash, cash equivalents, and restricted cash	$156.6	$452.5

Supplemental disclosures of cash flow information:
Interest paid in cash	$39.6	$43.0
Cash paid for taxes	11.9	7.5

Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$8.9	$0.2
Equity-based compensation included in capitalized software	4.5	4.0
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
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2024 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of September 30, 2024, and results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectibility of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. No single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2024 and 2023, or accounted for more than 10% of accounts receivable as of September 30, 2024 and December 31, 2023.
Accounts Receivable and Contract Assets
Accounts receivable represents billed transaction price from revenue contracts, reflecting adjustments for variable consideration, and is presented net of allowance for expected credit losses. It does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024, the allowance for expected credit losses was $14.7 million. The Company reassesses the adequacy of the allowance each reporting period.
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
Commissions payable at September 30, 2024 were $27.4 million, of which the current portion of $24.7 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $2.7 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2023 were $37.7 million, of which the current portion of $34.4 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $3.3 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $9.2 million and $28.5 million were recorded for the three and nine months ended September 30, 2024. Advertising expenses of $8.8 million and $24.7 million were recorded for the three and nine months ended September 30, 2023. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Indefinite-lived intangible assets consist of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Indefinite-lived intangible assets are not subject to amortization. Instead, they are subject to an annual assessment for potential impairment, or more frequently upon the occurrence of a triggering event when circumstances indicate that the book value is greater than its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. The Company conducts its impairment assessment during the fourth quarter of each fiscal year. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three and nine month periods ended September 30, 2024 and 2023.
Impairment and Abandonment of Long-lived Assets
Long-lived assets, such as property and equipment, acquired intangible assets, and right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The estimated future cash flows associated with the right-of-use assets under Accounting Standards Codification (“ASC”) 842 were developed by incorporating current market data and forecasts provided by reputable external real estate brokers and data sources. These projections consider prevailing rental rates, anticipated lease renewals, expected vacancy periods, and other relevant market factors that contribute to the estimation of recoverable cash flows for the impaired office spaces we do not intend to occupy. During the three and nine months ended September 30, 2024, we recorded impairment charges of $8.7 million and $53.3 million, respectively, to reduce the carrying values of our existing right-of-use assets associated with our Ra’anana, Waltham, Vancouver, and Grand Rapids offices. During the three and nine month periods ended September 30, 2023, we recorded impairment charges of $4.6 million and $5.2 million, respectively, to reduce the carrying value of the right-of-use assets associated with certain of our office spaces.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. During the three and nine months ended September 30, 2024, we recorded lease abandonment charges of zero and $4.1 million, respectively, related to the accelerated amortization of right-of-use assets. No lease abandonment charges were recorded for the three and nine month periods ended September 30, 2023.
Long-lived Assets
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes property and equipment, net and operating lease right-of-use assets, net. As of September 30, 2024, long-lived assets held in the United States and Israel were $183.3 million and $19.9 million, respectively, representing approximately 98% of the consolidated total. As of December 31, 2023, long-lived assets held in the United States and Israel were $120.2 million and $20.2 million, respectively, representing approximately 96% of the consolidated total.
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
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). The total authorizations in 2023 and 2024 were $600.0 million and $500.0 million, respectively, of which $157.2 million remained available and authorized for repurchases as of September 30, 2024. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
During the three months ended September 30, 2024, the Company repurchased and subsequently retired 24,478,696 shares of common stock at an average price of $9.89, for an aggregate $242.1 million. During the nine months ended September 30, 2024, the Company repurchased and subsequently retired 44,901,742 shares of common stock at an average price of $12.08, for an aggregate $542.6 million.
In August 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Transaction”) with a financial institution. The Company settled the ASR Transaction in September 2024 resulting in a total repurchase and subsequent retirement of 12,431,216 shares of the Company’s common stock for $125.0 million at an average price of $10.06 per share, recorded as a reduction of Additional paid-in capital. The total number of shares delivered was determined at the settlement date based on the volume weighed average price, less an agreed upon discount. The ASR Transaction was completed under the Company’s previously announced Share Repurchase Program.
During the three months ended September 30, 2023, the Company repurchased and subsequently retired 8,800,000 shares of common stock at an average price of $18.19, for an aggregate $160.1 million. During the nine months ended September 30, 2023, the Company repurchased and subsequently retired 12,705,412 shares of common stock at an average price of $19.44, for an aggregate $247.0 million.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
The Inflation Reduction Act of 2022, enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company calculates excise tax due based on the year-to-date amount repurchased in excess of the fair market value of shares issued and is included within Accrued expenses and other current liabilities on our Consolidated Balance Sheets. During the nine months ended September 30, 2024 and 2023, the Company recorded the associated excise taxes of $5.0 million and $2.0 million, respectively. Excise taxes associated with these share repurchases are presented within Repurchase of common stock on our Consolidated Statements of Changes in Stockholders’ Equity, as a reduction to Additional paid-in capital.
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

Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Subscription(1)	$300.4	$309.8	$895.0	$912.8
Usage-based	2.6	2.6	7.7	7.3
Other	0.6	1.4	2.5	3.0
Total revenue	$303.6	$313.8	$905.2	$923.1
________________
(1)The nine months ended September 30, 2024 include a $15.3 million reduction associated with the change in accounting estimate.
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
Of the total revenue recognized in the three and nine months ended September 30, 2024, $59.2 million and $407.2 million, respectively, were included in the unearned revenue balance as of December 31, 2023. Of the total revenue recognized in the three and nine months ended September 30, 2023, $59.1 million and $375.8 million, respectively, were included in the unearned revenue balance as of December 31, 2022. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 13% of our total revenues for the three months ended September 30, 2024 and 2023, respectively. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 13% of our total revenues for the nine months ended September 30, 2024 and 2023, respectively. Contracts denominated in currencies other than U.S. Dollar were not material for the three and nine months ended September 30, 2024 and 2023.
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

Note 2 - Revenue from Contracts with Customers (continued)
The Company records a contract asset when revenue recognized on a contract exceeds the billings to date for that contract. Unearned revenue results from cash received or amounts billed to customers in advance of revenue recognized upon the satisfaction of performance obligations. The unearned revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size, and new business timing within the quarter. The unearned revenue balance does not represent the total contract value of annual or multi-year, non-cancelable subscription agreements.
As of September 30, 2024 and December 31, 2023, the Company had contract assets of $5.8 million and $5.9 million, respectively, which are recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the Company had unearned revenue of $419.2 million and $441.9 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of September 30, 2024	$780.1	$268.0	$1,048.1
As of December 31, 2023	856.4	296.5	1,152.9
Note 3 - Cash, Cash Equivalents, and Short-term Investments
Cash and cash equivalents consisted of the following as of September 30, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$144.8	$—	$—	$144.8
Cash equivalents:
Certificates of deposit	$1.9	$—	$—	$1.9
Money market mutual funds	1.0	—	—	1.0
Total cash equivalents	$2.9	$—	$—	$2.9
Total cash and cash equivalents	$147.7	$—	$—	$147.7

Note 3 - Cash, Cash Equivalents, and Short-term Investments (continued)
Cash, cash equivalents, and short-term investments consisted of the following as of December 31, 2023:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$201.9	$—	$—	$201.9
Cash equivalents:
Money market mutual funds	$245.2	$—	$—	$245.2
Total cash equivalents	$245.2	$—	$—	$245.2
Total cash and cash equivalents	$447.1	$—	$—	$447.1
Short-term investments:
Corporate debt securities	$37.4	$—	$—	$37.4
Securities guaranteed by U.S. government	26.7	—	—	26.7
Other government securities	18.1	—	—	18.1
Total short-term investments	$82.2	$—	$—	$82.2
Total cash, cash equivalents, and short-term investments	$529.3	$—	$—	$529.3
Refer to Note 8 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at September 30, 2024 and December 31, 2023.
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$82.2	$82.2
Total	$—	$—	$82.2	$82.2
Note 4 - Property and Equipment
The Company’s property and equipment consist of the following:

	September 30,	December 31,
(in millions)	2024	2023
Computer equipment	$14.0	$17.1
Furniture and fixtures	4.1	3.7
Leasehold improvements	37.5	13.1
Internal use developed software	112.1	84.0
Construction in progress	8.6	7.8
Property and equipment, gross	$176.3	$125.7
Less: accumulated depreciation	(76.8)	(60.6)
Property and equipment, net	$99.5	$65.1

Note 4 - Property and Equipment (continued)
Depreciation expense was $7.4 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $18.4 million and $14.5 million for the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense for the three and nine months ended September 30, 2024 includes $1.1 million of accelerated depreciation associated with the Waltham Lease Restructuring (refer to Note 11 - Leases for further information).
Note 5 - Goodwill and Acquired Intangible Assets
Intangible assets, other than goodwill, consisted of the following as of September 30, 2024 and December 31, 2023, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(127.9)	$160.2	14.5
Acquired technology	331.3	(237.1)	94.2	6.3
Brand portfolio	11.5	(8.1)	3.4	7.8
Total intangible assets subject to amortization	$630.9	$(373.1)	$257.8

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(373.1)	$290.8

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(112.5)	$175.1	14.5
Acquired technology	330.8	(208.4)	122.4	6.3
Brand portfolio	11.5	(7.4)	4.1	7.9
Total intangible assets subject to amortization	$629.9	$(328.3)	$301.6

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$662.9	$(328.3)	$334.6

Note 5 - Goodwill and Acquired Intangible Assets (continued)
Amortization expense was $15.0 million and $14.9 million for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $44.9 million and $46.0 million for the nine months ended September 30, 2024 and 2023, respectively.
Goodwill was $1,692.7 million as of September 30, 2024 and December 31, 2023.
There were no events or circumstances indicating that goodwill might be impaired as of September 30, 2024.
Note 6 - Financing Arrangements
As of September 30, 2024 and December 31, 2023, the carrying values of the Company’s borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	September 30, 2024	December 31, 2023
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 1.75%	$586.0	$590.7
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	642.8	641.7
Total debt				$1,228.8	$1,232.4
Less: current portion				(5.9)	(6.0)
Total Long-term debt, net of current portion				$1,222.9	$1,226.4
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

Note 6 - Financing Arrangements (continued)
First Lien Term Loan
In June 2024, we entered into an amendment to our existing First Lien Credit Agreement (the “Seventh Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the applicable rate for Base Rate loans from 1.25% to 0.75% and SOFR based loans from 2.25% to 1.75%. The Company recognized an immaterial loss in connection with the repricing during the nine months ended September 30, 2024 within Loss on debt modification and extinguishment on the Consolidated Statements of Operations. Under the terms of the Seventh Amendment, the Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount as of the latest amendment.
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
The effective interest rate on the first lien debt was 7.24% and 7.83% as of September 30, 2024 and December 31, 2023, respectively.
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
During the second quarter of 2024, the Company’s interest rate cap contract matured. As of September 30, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contracts	Two	500.0	0.370%	January 30, 2026
The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to Interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $17.0 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swap.
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
In the second quarter of 2024, the Company engaged in foreign currency forward contract activities. For the three and nine months ended September 30, 2024, we have settled forward currency contracts with a cumulative notional amount of $11.9 million and $20.5 million respectively. These transactions resulted in an immaterial gain due to favorable changes in the foreign currency. At September 30, 2024, our derivative financial instruments consisted of foreign currency forward contracts with a total notional value of $11.4 million with maturities extending to December 2024.
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

Note 7 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024		December 31, 2023
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate cap contract(1)	$—	$—	$0.6	$—
Interest rate swap contracts(1)	17.1	—	21.2	—
Interest rate swap contracts(2)	4.4	—	15.0	—
Foreign currency forward contracts(3)	—	0.1	—	—
Total designated derivative fair value	$21.5	$0.1	$36.8	$—
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
Note 8 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by the U.S. government, certificates of deposits, and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes was $582.2 million and $599.6 million as of September 30, 2024, and $595.5 million and $588.3 million as of December 31, 2023, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
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
The fair value of our financial assets (liabilities) was determined using the following inputs (in millions):

Fair Value at September 30, 2024	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Certificates of deposit	$1.9	$—	—
Money market mutual funds	1.0	—	—
Prepaid expenses and other current assets:
Interest rate swap contracts	$—	$17.1	$—
Deferred costs and other assets, net of current portion:
Interest rate swap contracts	$—	$4.4	$—
Total assets	$2.9	$21.5	$—

Liabilities:
Accrued expenses and other current liabilities:
Foreign currency forward contracts	$—	$(0.1)	$—
Total liabilities	$—	$(0.1)	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$26.6
Total	$—	$—	$26.6

Note 8 - Fair Value (continued)

Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Money market mutual funds	$245.2	$—	$—
Short-term investments:
Corporate debt securities	$—	$37.4	$—
Securities guaranteed by U.S. government	—	26.7	—
Other governmental securities	—	18.1	—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$0.6	$—
Interest rate swap contracts	—	21.2	—
Deferred costs and other assets, net of current portion
Interest rate swap contracts	$—	$15.0	$—
Total assets	$245.2	$119.0	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$13.6
Total	$—	$—	$13.6
There were no transfers between fair value measurements levels during the nine months ended September 30, 2024.
Refer to Note 3 - Cash, Cash Equivalents, and Short-term Investments for further information regarding the fair value of our financial instruments. Refer to Note 7 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments.
Note 9 - Commitments and Contingencies
Non-cancelable purchase obligations
As of September 30, 2024, we had additional outstanding non-cancelable purchase obligations of $77.1 million over the corresponding amount disclosed in the audited financial statements in our 2023 Form 10-K, mainly related to third-party cloud hosting and software as a service arrangements. For information regarding financing-related obligations, refer to Note 6 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 11 - Leases.
Contingent earnout payments
In connection with the acquisition of Dogpatch Advisors, LLC in April 2022, the Company could be required to issue remaining equity awards up to $0.6 million. As of September 30, 2024, the Company has paid $1.9 million. Refer to Note 4 - Business Combinations in our 2023 Form 10-K for additional information.
Deferred acquisition-related payments
In connection with the acquisition of Insent, the Company paid $2.0 million during the nine months ended September 30, 2024, of which $0.7 million represents deferred consideration. Refer to Note 4 - Business Combinations in our 2023 Form 10-K for additional information.

Note 9 - Commitments and Contingencies (continued)
Legal matters
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
On April 15, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies LLC in the United States District Court for the Northern District of Illinois (Eastern Division) alleging ZoomInfo’s use of Illinois residents’ names in public-facing web pages violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. Additionally, on September 30, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies Inc. in the United States District Court for the Western District of Washington alleging ZoomInfo’s use of California residents’ names in public-facing web pages violates California statutory and common law regarding the right of publicity as well as misappropriation, and seeking compensatory and punitive damages, restitution, injunctive relief, declaratory relief, costs, and attorneys’ fees. In June 2024, the Illinois District Court preliminarily approved a settlement agreement between ZoomInfo and the plaintiffs in the Illinois class action that, if granted final approval, will resolve the Illinois class action, the California class action and similar, unfiled claims in the states of Indiana and Nevada (the “Class Actions”). Under the terms of settlement, ZoomInfo has agreed to pay approximately $29.5 million, equal to 3% of the statutory damages for each eligible class member in the affected states. The Company had 30 days after the preliminary approval to move the settlement amount into an escrow account, which occurred during the third quarter of 2024. Upon final approval, the settlement would release all claims by any class member against ZoomInfo based on the alleged use of such class member’s identity, persona, name, image, likeness, or personal information for any commercial purpose without consent, including any claims alleging a violation of any right of publicity law. The settlement is not an admission of fault or wrongdoing by ZoomInfo. However, it believes that a resolution of these claims at this time is in the best interest of the Company given the costs and risks inherent in litigation. The Company recorded a benefit associated with legal costs of $0.2 million during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company incurred charges $30.0 million, which includes both the settlement amount and other legal costs, all of which has been paid as of September 30, 2024.
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
On March 8, 2023, a putative class action lawsuit was filed against Datanyze, LLC in the United States District Court for the Northern District of Ohio alleging Datanyze's use of Ohio residents’ names in a free trial violates the Ohio Right of Publicity Statute, and seeking statutory damages, costs, and attorneys’ fees. On November 17, 2023, the court dismissed the plaintiffs’ claims with prejudice, and the plaintiffs have since appealed the dismissal. The Company intends to continue to vigorously defend against this lawsuit.
On September 4, 2024, a putative class action lawsuit was filed against ZoomInfo Technologies Inc. and certain of its current and former officers and affiliates in the U.S. District Court for the Western District of Washington. The suit, brought on behalf of purchasers of Company common stock between November 10, 2020, and August 5, 2024, alleges that the defendants made false and/or misleading statements related to the Company’s business, operations, and prospects, including in respect of the effects of the COVID-19 pandemic on the Company’s performance, in violation of §10(b) and §20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, unspecified compensatory damages, equitable relief, and costs and expenses. The Company intends to vigorously defend against this lawsuit.

Note 9 - Commitments and Contingencies (continued)
On September 5, 2024, a putative class action lawsuit was filed against ZoomInfo Technologies LLC in the U.S. District Court for the Western District of Washington alleging ZoomInfo’s use of individuals’ names in public-facing web pages violates the Washington Personality Rights Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. The Company intends to vigorously defend against this lawsuit.
Note 10 - Earnings Per Share
The following tables set forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended September 30,
(in millions, except shares and per share amounts)	2024	2023
Basic net income per share attributable to common stockholders
Numerator:
Net income	$23.8	$30.2
Denominator:
Weighted average number of shares of common stock outstanding	354,940,772	396,852,350
Basic net income per share attributable to common stockholders	$0.07	$0.08

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$23.8	$30.2
Denominator:
Number of shares used in basic computation	354,940,772	396,852,350
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Restricted stock awards	13,638	251,397
Employee Stock Purchase Plan	176,683	124,423
Weighted average shares of common stock outstanding used to calculate diluted net income per share	355,131,093	397,228,170
Diluted net income per share attributable to common stockholders	$0.07	$0.08

Note 10 - Earnings Per Share (continued)

	Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2024	2023
Basic net income per share attributable to common stockholders
Numerator:
Net income	$14.5	$112.8
Denominator:
Weighted average number of shares of common stock outstanding	368,446,379	400,485,107
Basic net income per share attributable to common stockholders	$0.04	$0.28

Diluted net income per share attributable to common stockholders
Numerator:
Allocation of undistributed earnings	$14.5	$112.8
Denominator:
Number of shares used in basic computation	368,446,379	400,485,107
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Restricted stock awards	83,995	345,694
Exercise of common stock options	—	31,992
Employee Stock Purchase Plan	179,936	158,627
Weighted average shares of common stock outstanding used to calculate diluted net income per share	368,710,310	401,021,420
Diluted net income per share attributable to common stockholders	$0.04	$0.28
In periods of loss, the number of shares used to calculate diluted net loss per share is the same as basic net loss per share. The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net income per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units	15,207,584	12,762,335	15,381,553	13,359,864
Exercise of common stock options	248,956	6,544	150,791	—
Total anti-dilutive securities	15,456,540	12,768,879	15,532,344	13,359,864
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

Note 11 - Leases (continued)
The Company subleases two offices. The subleases have remaining lease terms of less than seven years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income from operations on our Consolidated Statements of Operations, was immaterial for the three and nine months ended September 30, 2024 and 2023.
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in millions)	2024	2023
Assets
Operating lease right-of-use assets, net	$108.5	$80.7

Liabilities
Current portion of operating lease liabilities	$11.4	$11.2
Operating lease liabilities, net of current portion	135.8	89.9
Total lease liabilities	$147.2	$101.1
Rent expense was $12.1 million, inclusive of $6.0 million related to the Waltham Lease Restructuring, and $4.5 million for the three months ended September 30, 2024 and 2023, respectively. Rent expense was $28.8 million, inclusive of $6.0 million related to the Waltham Lease Restructuring and $4.1 million accelerated amortization of right-of-use assets, and $12.1 million for the nine months ended September 30, 2024 and 2023, respectively.
Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$49.0	$2.4	$58.4	$9.5
Cash received for tenant incentive reimbursement	1.5	—	2.4	—

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$31.5	$16.0	$123.7	$25.8

	As of
	September 30, 2024	December 31, 2023
Weighted average remaining lease term (in years)	12.8	10.3
Weighted average discount rate	7.5%	6.2%

Note 11 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of September 30, 2024 (in millions):

Year Ending December 31,	Operating Leases
2024 (excluding nine months ended September 30, 2024)	$(19.0)
2025	(0.5)
2026	22.2
2027	29.2
2028	30.8
Thereafter	307.8
Total future minimum lease payments	$370.5
Less: Effects of discounting	223.3
Total lease liabilities	$147.2
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. Included in the undiscounted future minimum lease payments for the years ended December 31, 2024, 2025, and 2026 are future tenant improvement allowance reimbursements related to our Ra’anana, Israel and Vancouver, Washington leases.
Expense associated with short-term leases and variable lease costs were immaterial for the three and nine months ended September 30, 2024 and 2023. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $72.6 million, of which $10.5 million relate to leases expected to commence in the three months ended December 31, 2024 and $62.1 million relate to leases expected to commence in 2025. These payments are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
Recent Leasing Activity
Relating to our office space in Waltham, Massachusetts, the third and fourth phases of the lease commenced in April 2024 which, collectively, resulted in additional lease liabilities arising from obtaining right-of-use assets of $8.5 million. We recognized impairment charges of $4.3 million to reduce the carrying value of the associated right-of-use assets. Additionally, we recognized impairment charges of $4.8 million to reduce the carrying value of the right-of-use asset associated with the second phase of the lease. These charges were presented within General and administrative during the three and six months ended June 30, 2024 on the Consolidated Statements of Operations and relate to certain spaces which were intended to sublease. During the second quarter of 2024, the Company committed to the cease-use of all phases except for the first and second phases. As a result, we incurred lease abandonment charges of $4.1 million for the vacated spaces. These charges were allocated among the respective cost line items on the Consolidated Statements of Operations.

Note 11 - Leases (continued)
Subsequently, in July 2024, the Company executed an agreement to restructure its existing lease commitments (“Waltham Lease Restructuring”). Pursuant to the agreement, the Company made a payment of $59.1 million. In accordance with ASC 842, the Company remeasured its lease liabilities using the revised lease payments under the modified agreement, which included the $59.1 million, and reallocated the remaining minimum lease payments in the contract to the remaining lease components. This resulted in an increase in our operating lease right-of-use assets and, consequently, an increase in the future amortization of those assets. The reallocated portion of the minimum lease payments for the final phase, which has not yet commenced, of $13.1 million is recorded as a prepaid and presented within Prepaid expenses and other current assets on our Consolidated Balance Sheets. These charges will be recognized in rent expense over the remaining lease terms which range from December 31, 2024 to December 31, 2025. The Company also recorded a gain of $1.5 million as a result of the modification, which is presented within General and administrative on the Consolidated Statements of Operations during the three and nine months ended September 30, 2024. Additionally, the fifth phase of the lease commenced in the three months ended September 30, 2024, resulting in additional lease liabilities arising from obtaining right-of-use assets of $16.1 million.
Also in July 2024, the Company executed a new lease agreement for separate office space in Waltham, Massachusetts with the same landlord, with rent payments expected to commence in the fourth quarter of 2025. The lease will terminate on December 31, 2038. The lease is subject to fixed-rate rent escalations and provides for $7.6 million in tenant improvements and the option to extend the lease for two terms of five years each. The Company determined that it is the accounting owner of all tenant improvements. As the commencement of the lease is expected to occur in the future, the Company has not recorded an operating lease right-of-use asset or lease liability for this space as of September 30, 2024. Undiscounted lease payments are anticipated to be $62.1 million, and are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
Relating to our new corporate headquarters in Vancouver, Washington, the sixth floor of the lease commenced in March 2024. The commencement of the floor resulted in additional lease liabilities arising from obtaining right-of-use assets of $27.5 million. The seventh, eighth, and ninth floors of the lease commenced in April, May, and June, respectively. The commencement of these floors resulted in additional lease liabilities arising from obtaining right-of-use assets of $59.2 million. The tenth floor and lobby of the lease commenced in September, resulting in additional lease liabilities arising from obtaining right-of-use assets of $15.4 million. As the commencement of the remaining space of this lease is expected to occur during the fourth quarter of 2024, the Company has not recorded operating lease right-of-use assets or lease liabilities for these floors as of September 30, 2024. During the three and nine months ended September 30, 2024, we recognized impairment charges of $8.7 million and $37.9 million, respectively, to reduce the carrying value of the right-of-use assets associated with certain spaces of the leased premises which were intended to sublease. These charges are presented within General and administrative on the Consolidated Statements of Operations.
Relating to our office space in Ra’anana, Israel, which commenced during the third quarter of 2023, we recognized additional impairment charges of $5.9 million during the nine months ended September 30, 2024 related to certain spaces of the leased premises which were intended to sublease. These charges are presented within General and administrative on the Consolidated Statements of Operations.
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
During the second quarter of 2024, the Company issued PRSUs which will vest in annual tranches over a three-year service period. Total PRSUs earned for grants made in 2024 may vary between 0% and 150% of the PRSUs granted based on the attainment of company specific-performance targets during the related performance period and continued service. During the year ended December 31, 2023, the Company issued PRSUs, which were recommended by the Compensation Committee of the Board and approved by the full Board. The service vesting condition for one of the issued awards is one year. Each of the remaining PRSUs will vest in annual tranches over a three-year service period. Total PRSUs earned for grants made in 2023 may vary between 0% and 200% of the PRSUs granted based on the attainment of company-specific performance targets during the related performance period and continued service. All of the PRSUs earned will be settled through the issuance of an equivalent number of shares of the Company’s common stock based on the payout level achieved.
During the second quarter of 2024, the Company issued market-based RSUs, which were approved by the Board. These awards will vest over the performance period which commenced on June 20, 2024, and will conclude on April 1, 2027. The vesting is based on the attainment of an average 30-day closing price of the applicable stock price threshold of the Company’s common stock at any time during the performance period and subject to continuous employment through the vesting dates.

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

Note 12 - Equity-based Compensation (continued)
Restricted Stock Units
Restricted stock unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	12,636,460	$29.23	10,377,568
Granted	9,149,767	13.88	6,502,057
Granted - performance-based	272,797	13.01	509,824
Granted - market-based	441,177	4.28	—
Vested	(3,969,023)	32.03	(2,484,984)
Forfeited	(3,323,594)	26.74	(2,142,130)
Unvested at end of period	15,207,584	18.79	12,762,335
Restricted Stock
Restricted stock activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock
Unvested at beginning of period	347,976	$34.55	858,560
Vested	(327,564)	35.93	(439,168)
Forfeited	(20,412)	12.39	(10,977)
Unvested at end of period	—	—	408,415
Common Stock Options
Options activity was as follows during the period indicated:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	279,553	$21.00	323,002
Exercised	—	—	(18,448)
Expired	(27,989)	21.00	(16,722)
Forfeited	—	—	(4,286)
Outstanding at end of period	251,564	21.00	283,546

Note 12 - Equity-based Compensation (continued)
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of options outstanding and options exercisable were as follows as of September 30, 2024:

September 30, 2024
Aggregate intrinsic value (in millions)(1)
Options outstanding	$—
Options exercisable	—
Weighted average remaining contractual term (in years)
Options outstanding	5.0 years
Options exercisable	5.0 years
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

Note 12 - Equity-based Compensation (continued)
The fair value of the ESPP purchase was determined using the Black-Scholes option pricing model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Volatility	—%	—%	57.3%	50.4%
Expected term	0 years	0 years	0.5 years	0.5 years
Risk-free rate	—%	—%	5.4%	5.4%
Expected dividend yield	—%	—%	—%	—%
Weighted-average fair value per unit	$—	$—	$3.33	$6.72
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
The Company withheld $0.8 million and $3.5 million worth of ESPP contributions for the three and nine months ended September 30, 2024, respectively, on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. The Company withheld $1.5 million and $5.9 million worth of ESPP contributions for the three and nine months ended September 30, 2023, respectively, on behalf of participating employees through payroll deductions. The Company purchased 0 and 248,742 shares of Common Stock under the ESPP for the three and nine months ended September 30, 2024. The Company purchased 0 and 181,931 shares of Common Stock under the ESPP for the three and nine months ended September 30, 2023. The Company recognized $0.4 million and $1.6 million of equity-based compensation expense related to the ESPP for the three and nine months ended September 30, 2024. The Company recognized $0.7 million and $2.7 million of equity-based compensation expense related to the ESPP for the three and nine months ended September 30, 2023.
HSKB Phantom Units
For information related to the HSKB Phantom Units, refer to Note 15 — Equity-based Compensation in our 2023 Form 10-K.
Unamortized Equity-based Compensation
As of September 30, 2024, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

(in millions)	Amount	Weighted Average Remaining Service Period (in years)
Restricted stock units	$250.1	2.3
HSKB Phantom Units	11.2	2.1
Employee Stock Purchase Plan	0.3	0.2
Total unamortized equity-based compensation cost	$261.6	2.3

Note 13 - Tax Receivable Agreements
For information related to our TRAs, refer to Note 17 - Tax Receivable Agreements in our 2023 Form 10-K.
As of September 30, 2024 and December 31, 2023, the Company had a liability of $2,794.9 million and $2,818.0 million, respectively, related to its projected obligations under the TRAs. This liability, or a portion thereof, becomes payable once the tax attributes under the TRAs reduce the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.
No payment was made to TRA holders pursuant to the TRA during the three months ended September 30, 2024 and 2023. During the three months ended September 30, 2024, we recognized a TRA measurement loss of $0.7 million, principally due to updates to tax attributes, net of movement in our blended state tax rate within Other income, net on our Consolidated Statements of Operations. During the three months ended September 30, 2023, we recognized a TRA measurement gain of $2.6 million, principally due to updates to tax attributes and movements in our blended state tax rate within Other income, net on our Consolidated Statements of Operations.
During the nine months ended September 30, 2024, $31.6 million was paid to TRA holders pursuant to the TRA. No payment was made during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we recognized a TRA measurement loss of $9.9 million, principally due to revaluation for the blended state tax rate, an increase to the cumulative liability due to TRA Holders resulting from a reduction in the management allocation percent withheld, and interest expense accrued on the current portion of the TRA liability, within Other income, net on our Consolidated Statements of Operations. During the nine months ended September 30, 2023, we recognized a TRA measurement gain of $13.8 million, principally due to updates to tax attributes and movements in our blended state tax rate, within Other income, net on our Consolidated Statements of Operations.
Note 14 - Income Taxes
The Company’s provision for income taxes for both the three and nine months ended September 30, 2024 and 2023 was based on our projected annual effective tax rate for fiscal year 2024 and 2023, respectively, adjusted for specific items that are required to be recognized in the period in which they occur.
The effective tax rate, inclusive of items specific to the period, for the three months ended September 30, 2024 and 2023 was 31.7% and 49.0%, respectively. The Company recorded income tax expense of $11.1 million and income tax expense of $29.0 million for the three months ended September 30, 2024 and 2023, respectively.
The effective tax rate, inclusive of items specific to the period, for the nine months ended September 30, 2024 and 2023 was 63.4% and 38.1%, respectively. The Company recorded income tax expense of $25.3 million and $69.3 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company’s projected 2024 annual effective tax rate differed from the U.S. federal statutory rate of 21.0% due to U.S. state taxes, foreign taxes and non-deductible equity compensation expense, offset by research and development credits. Further, the Company’s annual effective tax rate included period specific costs associated with shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial accounts, prior year research and development credits, and effects of changes in state tax law and apportionment.
The gross liabilities for unrecognized tax benefits, which are reflected as a reduction of deferred tax assets, were $15.0 million and $12.6 million as of September 30, 2024 and December 31, 2023, respectively. No interest or penalties are accrued with respect to the unrecognized tax benefits. If the unrecognized tax benefits as of September 30, 2024 were recognized, the entire balance would impact the effective tax rate. It is not anticipated any of the unrecognized tax benefit will be recognized within the next twelve months.

Note 15 - Subsequent Events
Management has evaluated subsequent events from September 30, 2024 through the date the financial statement was available to be issued and has determined there are no material subsequent events that require disclosure other than those below.
Legal Matters
On October 23, 2024, a putative class action lawsuit was filed against Datanyze, LLC in the United States District Court for the Northern District of California alleging Datanyze’s use of individuals’ names in a free trial violates the right of publicity statutes in the states of California, Nevada, Indiana, and Alabama, and seeking statutory damages, costs, and attorneys’ fees. The Company intends to vigorously defend against this lawsuit.
Waltham Lease Restructuring Amendment
On November 5, 2024, the Company executed an amendment to our Waltham Lease Restructuring agreement (“Amended Waltham Lease Restructuring”). Refer to Note 11 - Leases for further information regarding the Waltham Lease Restructuring. Pursuant to the amendment, the Company agreed to lease 71,239 rentable square feet of separate office space in Waltham, Massachusetts with the same landlord in place of certain remaining lease components which constitute 74,479 rentable square feet of the existing space, whereby the existing space terminated immediately upon execution. As of September 30, 2024 the Company had operating lease liabilities of $1.4 million and right-of-use assets of $18.9 million associated with these components, as well as $13.1 million in prepaid rent resulting from the accounting treatment of the termination fee to a leased space which had not commenced as of the execution date. The Company expects to derecognize the associated assets and lease liabilities of the existing space during the fourth quarter of 2024. The remaining components which were not impacted by the amendment will terminate on December 31, 2024. Related to the Amended Waltham Lease Restructuring, the Company expects rent payments to commence in the first quarter of 2025. The lease ends on December 31, 2025, and undiscounted lease payments are anticipated to be $1.5 million.

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
Waltham Lease Restructuring
In July 2024, the Company executed an agreement to restructure its existing lease commitments in Waltham, Massachusetts. Pursuant to the agreement, the Company made a payment of $59.1 million. The Company also executed a new lease agreement for separate office space in Waltham, Massachusetts with the same landlord, with rent payments expected to commence in the fourth quarter of 2025. The lease will terminate on December 31, 2038. See Note 11 - Leases for further information regarding these agreements.
Accelerated Share Repurchase
In August 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Transaction”) with a financial institution to repurchase an aggregate $125.0 million of the Company’s common stock. The Company repurchased and retired in total 12,431,216 shares for $125.0 million at an average price of $10.06 per share as part of the ASR Transaction. See Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies for further information.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Acquiring New Customers
We are focused on continuing to grow the number of customers using our platform in the United States and around the world, and efficiently transacting with those customers. Acquiring new customers while optimizing the profile of those customers and the go-to-market channels we use to attract these customers will play a part in determining our operating results and growth prospects in the future. Acquiring new customers also strengthens the power of our contributory networks. We plan to continue to invest in our efficient go-to-market effort to expand our customer base.

Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total annual contract value ("ACV") for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net revenue retention rate was 85% as of September 30, 2024. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See section "Recent Developments - Impact of Macroeconomic Conditions." Over the long term, we expect our net revenue retention rate to be influenced by our ability to move upmarket, as larger customers have historically exhibited higher net revenue retention. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of September 30, 2024, we had 1,809 customers with over $100,000 in ACV.
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
As a result, we recorded an incremental charge during the second quarter of 2024 impacting our reported Revenue and General and administrative expenses. The charge represents a revision to our reserves for uncollectible accounts receivable, made up primarily of historical transactions with our SMB customers from 2023.
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
We anticipate continued investment in cost of service, with cost of service as a percentage of revenue expected to remain consistent or modestly increase. This is driven by rising AI consumption costs and customer onboarding expenses as we migrate existing customers to Copilot and acquire and onboard new Copilot customers.
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
General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, equity-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses related to bad debt and collections, as well as for professional fees including legal services, accounting, banking, and other consulting services. General and administrative expenses also include restructuring and transaction-related expenses, such as impairment charges associated with our leasing activity. Refer to Note 11 - Leases for further information. We also incur charges associated with litigation settlements, such as the Class Action settlement previously disclosed, which are presented within General and administrative on the Consolidated Statements of Operations.
General and administrative expenses as a percentage of revenue may fluctuate during periods when we incur non-recurring restructuring and transaction-related expenses, such as those associated with acquisitions or impairments. Excluding these non-recurring items, we expect a more stable or declining trend over time.
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
We anticipate that interest expense could be impacted by changes in variable interest rates, the issuance of additional debt, or changes in our interest rate hedging strategies, such as entering into new hedging arrangements or the expiration of existing interest rate swaps.
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
The Company has significant U.S. deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We regularly review whether it is more likely than not that our U.S. deferred tax assets will be realizable. As of September 30, 2024, a valuation allowance continues to be recorded against certain state-level attributes.
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

Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenue	$303.6	$313.8	$905.2	$923.1
Cost of service:
Cost of service(1)	37.7	35.3	107.9	104.4
Amortization of acquired technology	9.6	9.5	28.7	29.5
Gross profit	$256.3	$269.0	$768.6	$789.2
Operating expenses:
Sales and marketing(1)	$99.1	$102.4	$299.2	$310.1
Research and development(1)	47.7	47.6	139.7	143.2
General and administrative(1)	60.6	50.5	247.0	130.4
Amortization of other acquired intangibles	5.4	5.4	16.2	16.5
Total operating expenses	$212.8	$205.9	$702.1	$600.2
Income from operations	$43.5	$63.1	$66.5	$189.0
Interest expense, net	9.6	11.9	29.5	33.8
Loss on debt modification and extinguishment	—	—	0.7	2.2
Other income, net	(1.0)	(8.0)	(3.5)	(29.1)
Income before income taxes	$34.9	$59.2	$39.8	$182.1
Provision for income taxes	11.1	29.0	25.3	69.3
Net income	$23.8	$30.2	$14.5	$112.8
__________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cost of service	$2.7	$4.3	$7.9	$11.8
Sales and marketing	12.3	17.5	38.1	54.6
Research and development	10.5	11.7	29.5	34.0
General and administrative	11.1	9.4	28.7	26.5
Total equity-based compensation expense	$36.6	$42.9	$104.2	$126.9
Three Months Ended September 30, 2024 and 2023
Revenue. Revenue was $303.6 million for the three months ended September 30, 2024, a decrease of $10.2 million, or 3%, as compared to $313.8 million for the three months ended September 30, 2023. The decrease was primarily due to elevated write-off levels resulting from the operational changes implemented during the second quarter of 2024. Refer to the Factors Affecting the Comparability of Our Results of Operations section above.

Cost of service. Cost of service was $47.3 million for the three months ended September 30, 2024, an increase of $2.5 million, or 6%, as compared to $44.8 million for the three months ended September 30, 2023. Excluding equity-based compensation expense, cost of service was $44.6 million for three months ended September 30, 2024, an increase of $4.1 million, or 10%, as compared to $40.5 million for three months ended September 30, 2023, primarily due to charges incurred related to lease restructuring activities, amortization expense on internally developed capitalized software, and hosting fees.
Gross profit. Gross profit for three months ended September 30, 2024 was $256.3 million and represented a gross margin of 84%. Gross profit for three months ended September 30, 2023 was $269.0 million and represented a gross margin of 86%. The decrease in gross profit in the three months ended September 30, 2024 relative to the three months ended September 30, 2023 was $12.7 million, or 5%, primarily due to lower revenues, as described above, increased lease restructuring activities and increased amortization expense on internally developed capitalized software.
Operating expenses. Operating expenses were $212.8 million for the three months ended September 30, 2024, an increase of $6.9 million, or 3%, as compared to $205.9 million for the three months ended September 30, 2023. Excluding equity-based compensation expense, operating expenses were $178.9 million for the three months ended September 30, 2024, an increase of $11.6 million, or 7%, as compared to $167.3 million for the three months ended September 30, 2023.
•Sales and marketing for the three months ended September 30, 2024 was $99.1 million, representing a decrease of $3.3 million, or 3%, as compared to $102.4 million for the three months ended September 30, 2023. Sales and marketing, excluding equity-based compensation expense, for the three months ended September 30, 2024 was $86.8 million, representing an increase of $1.9 million, or 2%, as compared to $84.9 million for the three months ended September 30, 2023, primarily due to charges incurred related to lease restructuring activities, partially offset by decreased compensation costs.
•Research and development for the three months ended September 30, 2024 was $47.7 million representing an increase of $0.1 million, or less than 1%, as compared to $47.6 million for the three months ended September 30, 2023. Research and development, excluding equity-based compensation expense, for the three months ended September 30, 2024 was $37.2 million, representing an increase of $1.3 million, or 4%, as compared to $35.9 million for the three months ended September 30, 2023, primarily driven by charges related to lease restructuring activities, contractors, and employee benefits. These were partially offset by lower compensation costs due to increased capitalization from greater investments in product development.
•General and administrative for the three months ended September 30, 2024 was $60.6 million representing an increase of $10.1 million, or 20%, as compared to $50.5 million for the three months ended September 30, 2023. General and administrative, excluding equity-based compensation expense, for the three months ended September 30, 2024 was $49.5 million, representing an increase of $8.4 million, or 20%, as compared to $41.1 million for the three months ended September 30, 2023, primarily due to charges incurred related to lease impairment and lease restructuring activities, as well as increased compensation costs.
•Amortization of other acquired intangibles was $5.4 million for the three months ended September 30, 2024, flat as compared to $5.4 million for the three months ended September 30, 2023.
Equity-based compensation expense. Equity-based compensation expense was $36.6 million for the three months ended September 30, 2024, a decrease of $6.3 million, or 15%, as compared to $42.9 million for the three months ended September 30, 2023, due to lower weighted average grant date fair values of grants being amortized in the current period compared to those that were amortized in the prior year and higher capitalization of equity-based compensation, partially offset by decreased termination expense reversals.

Income from operations. Income from operations was $43.5 million for the three months ended September 30, 2024, a decrease of $19.6 million, or 31%, as compared to income from operations of $63.1 million for the three months ended September 30, 2023. The decrease is primarily due to charges incurred related to lease impairment and lease restructuring activities and the lower revenue as described above. Operating income margin was 14% for three months ended September 30, 2024 as compared to operating income margin of 20% for the three months ended September 30, 2023.
Other income, net. Other income, net was $1.0 million for the three months ended September 30, 2024, which primarily consists of $2.2 million of investment income partially offset by $0.7 million of TRA remeasurement loss, as compared to other income of $8.0 million for the three months ended September 30, 2023, which primarily consists of $6.7 million of investment income.
Interest expense, net. Interest expense, net was $9.6 million for the three months ended September 30, 2024, a decrease of $2.3 million, or 19%, as compared to $11.9 million for the three months ended September 30, 2023, primarily due to both lower interest rates and higher interest income.
Provision for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the three months ended September 30, 2024 was $11.1 million, representing an effective tax rate of 31.7%, as compared to provision for income taxes of $29.0 million, representing an effective tax rate of 49.0%, for the three months ended September 30, 2023. The effective tax rate differed from the U.S. federal statutory rate of 21.0% due to non-deductible equity compensation costs, U.S. state taxes, foreign taxes, partially offset by research and development credits. Refer to Note 14 - Income Taxes of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information related to the components of our income tax provision.
Net income. Net income was $23.8 million for three months ended September 30, 2024, a decrease of $6.4 million or 21%, as compared to net income of $30.2 million for the three months ended September 30, 2023. The decrease was primarily due to costs incurred related to lease impairment charges and lease restructuring activities and the lower revenue as described above, partially offset by lower income tax expense.
Nine Months Ended September 30, 2024 and 2023
Revenue. Revenue was $905.2 million for the nine months ended September 30, 2024, a decrease of $17.9 million, or 2%, as compared to $923.1 million for the nine months ended September 30, 2023. The decrease was primarily due to the change in accounting estimate in the second quarter of 2024 resulting in reduced revenues of $15.3 million.
Cost of service. Cost of service was $136.6 million for the nine months ended September 30, 2024, an increase of $2.7 million, or 2%, as compared to $133.9 million for the nine months ended September 30, 2023. Excluding equity-based compensation expense, cost of service was $128.7 million for nine months ended September 30, 2024, an increase of $6.6 million, or 5%, as compared to $122.1 million for nine months ended September 30, 2023, primarily due to charges incurred related to lease restructuring activities, amortization expense on internally developed capitalized software, and hosting fees.
Gross profit. Gross profit for the nine months ended September 30, 2024 was $768.6 million and represented a gross margin of 85%. Gross profit for nine months ended September 30, 2023 was $789.2 million and represented a gross margin of 85%. The decrease in gross profit in the nine months ended September 30, 2024 relative to the nine months ended September 30, 2023 was $20.6 million, or 3%, primarily due to lower revenues, as described above, and increased amortization expense on internally developed capitalized software, charges incurred related to lease restructuring activities, and hosting fees.

Operating expenses. Operating expenses were $702.1 million for the nine months ended September 30, 2024, an increase of $101.9 million, or 17%, as compared to $600.2 million for the nine months ended September 30, 2023. Excluding equity-based compensation expense, operating expenses were $605.8 million for the nine months ended September 30, 2024, an increase of $120.7 million, or 25%, as compared to $485.1 million for the nine months ended September 30, 2023.
•Sales and marketing for the nine months ended September 30, 2024 was $299.2 million, representing a decrease of $10.9 million, or 4%, as compared to $310.1 million for the nine months ended September 30, 2023. Sales and marketing, excluding equity-based compensation expense, for the nine months ended September 30, 2024 was $261.1 million, representing an increase of $5.6 million, or 2%, as compared to $255.5 million for the nine months ended September 30, 2023, primarily due to charges incurred related to lease restructuring activities, and increased expenses relating to marketing, facilities, and employee-related benefits, offset by decreased compensation costs.
•Research and development for the nine months ended September 30, 2024 was $139.7 million representing a decrease of $3.5 million, or 2%, as compared to $143.2 million for the nine months ended September 30, 2023. Research and development, excluding equity-based compensation expense, for the nine months ended September 30, 2024 was $110.2 million, an increase of $1.0 million, or 1%, compared to $109.2 million for the nine months ended September 30, 2023.
•General and administrative for the nine months ended September 30, 2024 was $247.0 million representing an increase of $116.6 million, or 89%, as compared to $130.4 million for the nine months ended September 30, 2023. General and administrative, excluding equity-based compensation expense, for the nine months ended September 30, 2024 was $218.3 million, representing an increase of $114.4 million, or 110%, as compared to $103.9 million for the nine months ended September 30, 2023, primarily due to lease impairment and abandonment charges, lease restructuring activities, charges incurred related to the Class Actions (See Note 9 - Commitments and Contingencies for further information), and incremental bad debt expense resulting from the change in accounting estimate.
•Amortization of other acquired intangibles was $16.2 million, representing a decrease of $0.3 million, or 2%, for the nine months ended September 30, 2024 as compared to $16.5 million for the nine months ended September 30, 2023.
Equity-based compensation expense. Equity-based compensation expense was $104.2 million for the nine months ended September 30, 2024, a decrease of $22.7 million, or 18%, as compared to $126.9 million for the nine months ended September 30, 2023, due to lower weighted average grant date fair values of grants being amortized in the current period compared to those that were amortized in the prior year and higher capitalization of equity-based compensation, partially offset by decreased termination expense reversals.
Income from operations. Income from operations was $66.5 million for the nine months ended September 30, 2024, a decrease of $122.5 million, or 65%, as compared to $189.0 million for the nine months ended September 30, 2023. The decrease was primarily due to lease impairment and abandonment charges, lease restructuring activities, and costs incurred related to the Class Actions, as well as the change in accounting estimate of collectibility of accounts receivable. Operating income margin was 7% for the nine months ended September 30, 2024 as compared to 20% for the nine months ended September 30, 2023.
Other income, net. Other income was $3.5 million for the nine months ended September 30, 2024, which primarily consists of $9.5 million of investment income and $1.4 million of foreign currency gain, mostly offset by $9.9 million of TRA remeasurement loss, as compared to other income of $29.1 million for the nine months ended September 30, 2023, which primarily consists of $13.8 million of TRA remeasurement gain and $17.2 million of investment income.
Interest expense, net Interest expense, net was $29.5 million for the nine months ended September 30, 2024, a decrease of $4.3 million, or 13%, as compared to $33.8 million for the nine months ended September 30, 2023, primarily due to both lower interest rates and higher interest income.

Provision for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the nine months ended September 30, 2024 was $25.3 million, representing an effective tax rate of 63.4%, as compared to provision for income taxes of $69.3 million, representing an effective tax rate of 38.1%, for the nine months ended September 30, 2023. The decrease in income tax expense was primarily due to a reduction in income before taxes. The effective tax rate differed from the U.S. federal statutory rate of 21.0% due to non-deductible equity compensation costs, U.S. state taxes foreign taxes, partially offset by research and development credits. Refer to Note 14 - Income Taxes of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information related to the components of our income tax provision.
Net income. Net income was $14.5 million for nine months ended September 30, 2024, a decrease of $98.3 million or 87%, as compared to net income of $112.8 million for the nine months ended September 30, 2023. The decrease was primarily due to lease impairment and abandonment charges, lease restructuring activities, charges incurred related to the Class Actions, and impacts resulting from revising our estimates of collectibility of accounts receivable.
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

The following table presents a reconciliation of Income from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Income from operations (GAAP)	$43.5	$63.1	$66.5	$189.0
Impact of fair value adjustments to acquired unearned revenue(1)	—	0.1	—	0.2
Amortization of acquired technology	9.6	9.5	28.7	29.5
Amortization of other acquired intangibles	5.4	5.4	16.2	16.5
Equity-based compensation expense	36.6	42.9	104.2	126.9
Restructuring and transaction-related expenses(2)	16.8	5.1	67.0	9.9
Litigation settlement(3)	(0.2)	—	30.0	—
Adjusted Operating Income (Non-GAAP)	$111.7	$126.2	$312.6	$372.1

Revenue (GAAP)	$303.6	$313.8	$905.2	$923.1
Impact of fair value adjustments to acquired unearned revenue	—	0.1	—	0.2
Revenue for adjusted operating margin calculation (Non-GAAP)	$303.6	$313.9	$905.2	$923.4

Operating Income Margin (GAAP)	14%	20%	7%	20%
Adjusted Operating Income Margin (Non-GAAP)	37%	40%	35%	40%
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
(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. For the three and nine months ended September 30, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices.
(3)Represents charges associated with certain legal settlements. For the nine months ended September 30, 2024, these charges are related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.
Adjusted Operating Income for the three months ended September 30, 2024 was $111.7 million and represented an Adjusted Operating Income Margin of 37%. Adjusted Operating Income for the three months ended September 30, 2023 was $126.2 million and represented an Adjusted Operating Income Margin of 40%. The decrease of $14.5 million, or 11%, in Adjusted Operating Income was primarily due to the lower revenues in the current period as described above.
Adjusted Operating Income for the nine months ended September 30, 2024 was $312.6 million and represented an Adjusted Operating Income Margin of 35%. Adjusted Operating Income for the nine months ended September 30, 2023 was $372.1 million and represented an Adjusted Operating Income Margin of 40%. The decrease of $59.5 million, or 16%, in Adjusted Operating Income was primarily due to the change in accounting estimate of collectibility of accounts receivable resulting in both reduced revenues as well as incremental bad debt expense.

The following table presents a reconciliation of Net income to Adjusted Net Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (GAAP)	$23.8	$30.2	$14.5	$112.8
Impact of fair value adjustments to acquired unearned revenue(1)	—	0.1	—	0.2
Loss on debt modification and extinguishment	—	—	0.7	2.2
Amortization of acquired technology	9.6	9.5	28.7	29.5
Amortization of other acquired intangibles	5.4	5.4	16.2	16.5
Equity-based compensation expense	36.6	42.9	104.2	126.9
Restructuring and transaction-related expenses(2)	16.8	5.1	67.0	9.9
Litigation settlement(3)	(0.2)	—	30.0	—
TRA liability remeasurement expense (benefit)	0.7	(2.6)	9.9	(13.8)
Other loss (income), net	0.2	—	(2.4)	—
Tax impacts of adjustments to net income(4)	10.8	14.4	1.4	26.8
Adjusted Net Income (Non-GAAP)	$103.7	$105.0	$270.2	$311.0
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
(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. For the three and nine months ended September 30, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices.
(3)Represents charges associated with certain legal settlements. For the nine months ended September 30, 2024, these charges related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.
(4)Represents tax expense associated with GAAP Net income excluded from Adjusted Net Income (Non-GAAP). This includes the tax effects associated with equity compensation, remeasurement of deferred tax assets for the effect of state law changes, and TRA liability remeasurement.
Adjusted Net Income for the three months ended September 30, 2024 was $103.7 million compared to $105.0 million, representing a decrease of $1.3 million, or 1%, relative to the three months ended September 30, 2023. This decrease was primarily due to the lower Adjusted Operating Income in the current period as described above, mostly offset by the decrease in tax expense.
Adjusted Net Income for the nine months ended September 30, 2024 was $270.2 million compared to $311.0 million, representing a decrease of $40.8 million, or 13%, relative to the nine months ended September 30, 2023. This decrease was primarily due to the change in accounting estimate of collectibility of accounts receivable resulting in both reduced revenues as well as increased bad debt expense.

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
The following table presents a reconciliation of Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (GAAP)	$23.8	$30.2	$14.5	$112.8
Provision for income taxes	11.1	29.0	25.3	69.3
Interest expense, net	9.6	11.9	29.5	33.8
Loss on debt modification and extinguishment	—	—	0.7	2.2
Depreciation expense(1)	6.3	4.9	17.3	14.5
Amortization of acquired technology	9.6	9.5	28.7	29.5
Amortization of other acquired intangibles	5.4	5.4	16.2	16.5
Other income, net(2)	(1.0)	(8.0)	(3.5)	(29.1)
Impact of fair value adjustments to acquired unearned revenue(3)	—	0.1	—	0.2
Equity-based compensation expense	36.6	42.9	104.2	126.9
Restructuring and transaction-related expenses(4)	16.8	5.1	67.0	9.9
Litigation settlement(5)	(0.2)	—	30.0	—
Adjusted EBITDA (Non-GAAP)	$118.0	$131.1	$329.9	$386.6
__________________
(1)The three and nine ended September 30, 2024 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 4 - Property and Equipment and Note 11 - Leases for further information.
(2)Primarily represents revaluations on TRA liability and investment income.
(3)Represents the impact of fair value adjustments to acquired unearned revenue relating to services billed by an acquired company, prior to our acquisition of that company. These adjustments represent the difference between the revenue recognized based on management’s estimate of fair value of acquired unearned revenue and the receipts billed prior to the acquisition less revenue recognized prior to the acquisition.
(4)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three and nine months ended September 30, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. For the three and nine months ended September 30, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices.
(5)Represents charges associated with certain legal settlements. For the nine months ended September 30, 2024, these charges related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.

Adjusted EBITDA for the three months ended September 30, 2024 was $118.0 million, a decrease of $13.1 million, or 10%, relative to the three months ended September 30, 2023. This decrease was primarily due to the lower revenues in the current period as described above.
Adjusted EBITDA for the nine months ended September 30, 2024 was $329.9 million, a decrease of $56.7 million, or 15%, relative to the nine months ended September 30, 2023. This decrease was primarily due to the change in accounting estimate of collectibility of accounts receivable resulting in both reduced revenues as well as increased bad debt expense.
Liquidity and Capital Resources
As of September 30, 2024, we had $147.7 million of cash and cash equivalents and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers annually, semi-annually, or quarterly in advance of our subscription services. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2024, we had unearned revenue of $419.2 million, of which $417.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$260.4	$306.1
Net cash provided by (used in) investing activities	36.8	(11.1)
Net cash used in financing activities	(596.8)	(266.6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(299.6)	$28.4

Cash flows from operating activities
Net cash provided by operating activities was $260.4 million for the nine months ended September 30, 2024 as a result of net income of $14.5 million, adjusted by non-cash charges of $335.5 million and the net change in our operating and liabilities of $89.6 million. The non-cash charges are primarily comprised of equity-based compensation of $104.2 million, depreciation and amortization of $63.3 million, asset impairments and lease abandonment charges of $57.4 million, amortization of deferred commission costs of $49.5 million, provision for bad debt expense of $39.3 million, a decrease in deferred tax assets net of deferred tax liabilities of $11.0 million, and TRA remeasurement of $9.9 million. The net change in operating assets and liabilities was primarily the result of a decrease in accrued expenses and other liabilities of $64.7 million, an increase in deferred costs and other assets of $30.4 million, a decrease in unearned revenue of $22.6 million, an increase in prepaid and other current expenses of $21.1 million, and a decrease in accounts payable of $17.6 million, partially offset by a decrease in accounts receivable of $69.7 million.
Net cash provided by operations was $306.1 million for the nine months ended September 30, 2023 as a result of net income of $112.8 million, adjusted by non-cash charges of $330.5 million and the net change in our operating assets and liabilities of $137.2 million. The non-cash charges are primarily comprised of equity-based compensation of $126.9 million, a decrease in deferred tax assets net of deferred tax liabilities of $68.5 million, depreciation and amortization of $60.5 million, amortization of deferred commission costs of $57.2 million, and provision for bad debt expense of $22.0 million, partially offset by TRA remeasurement of $13.8 million. The net change in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $53.0 million, a decrease in accrued expenses and other liabilities of $27.6 million, an increase in accounts receivable of $17.7 million, a decrease in unearned revenue of $16.8 million, and a decrease in accounts payable of $15.2 million.
We may make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related compensation cash costs. During the nine months ended September 30, 2024, and 2023, we incurred the following cash expenditures:

	Nine Months Ended September 30,
(in millions)	2024	2023
Interest paid in cash	$39.6	$43.0
Restructuring and transaction-related expenses paid in cash(1)	63.5	5.5
Integration costs and acquisition-related compensation paid in cash(2)	1.3	0.5
Litigation settlement payments(3)	30.0	—
__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the nine months ended September 30, 2024, these payments related primarily to Waltham lease restructuring charges. For the nine months ended September 30, 2023, these payments related primarily to a June 2023 reduction in force, legal costs paid related to 2021 and 2022 acquisitions, and Waltham sublease costs.
(2)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the nine months ended September 30, 2024, these payments related to deferred compensation from the acquisition of Insent. For the nine months ended September 30, 2023, these payments related to retention compensation from the Insent acquisition.
(3)Represents cash payments associated with legal settlements and associated legal fees. For the nine months ended September 30, 2024, these payments related to legal costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.

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
Cash flows from investing activities
Net cash provided by investing activities for the nine months ended September 30, 2024 was $36.8 million, primarily consisting of maturities of short-term investments of $82.2 million, partially offset by purchases of property and equipment and other assets of $41.5 million and payments of initial direct costs of $3.4 million.
Net cash used in investing activities for the nine months ended September 30, 2023 was $11.1 million, consisting of purchases of short-term investments of $145.0 million, purchases of property and equipment and other assets of $17.6 million, offset by maturities of short-term investments of $151.5 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash flows from financing activities
Net cash used in financing activities for the nine months ended September 30, 2024 was $596.8 million and primarily comprised of payments relating to the repurchase of common stock of $542.6 million, TRA payments of $31.6 million, and payments of taxes related to net share settlement of equity awards of $18.1 million.
Net cash used in financing activities for the nine months ended September 30, 2023 was $266.6 million, comprised of payments relating to the repurchase of common stock of $247.0 million, payments of taxes related to net share settlement of equity awards of $17.0 million, repayment of debt of $4.5 million, payments of debt issuance and modification costs of $2.7 million, and payments of deferred consideration of $0.4 million, partially offset by proceeds from issuance of common stock under the employee stock purchase plan of $4.6 million, and proceeds from exercise of stock options of $0.4 million.
Refer to Note 6 - Financing Arrangements of our consolidated financial statements for additional information related to each of our borrowings.
Debt Obligations
As of September 30, 2024, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. As of September 30, 2024, the Company has a remaining balance of $589.6 million with respect to its first lien term loans. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate outstanding amount as of the latest amendment, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 0.75% for Base Rate loans or 1.75% for SOFR loans. The effective interest rate on the first lien debt was 7.24% and 7.83% as of September 30, 2024 and December 31, 2023, respectively.

The first lien revolving credit facility, which had no amount outstanding as of September 30, 2024, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and restricted cash, divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the 12 months ended September 30, 2024 was $461.6 million. Our total net leverage ratio to Adjusted EBITDA as of September 30, 2024 was 2.3x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,239.6
Less: Cash, cash equivalents, and restricted cash	156.6
Net contractual maturity of outstanding indebtedness	$1,083.0
Trailing Twelve Months (TTM) Adjusted EBITDA	$461.6
Total net leverage ratio to Adjusted EBITDA	2.3x
Our consolidated first lien net leverage ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents, divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the 12 months ended September 30, 2024 was $482.4 million. Our consolidated first lien net leverage ratio as of September 30, 2024 was 0.9x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$589.6
Less: Cash and cash equivalents	147.7
Net contractual maturity of First Lien indebtedness	$441.9
Trailing Twelve Months (TTM) Cash EBITDA	$482.4
Consolidated First Lien Net Leverage Ratio	0.9x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and restricted cash, divided by trailing twelve months Cash EBITDA. Cash EBITDA for the 12 months ended September 30, 2024 was $482.4 million. Our total net leverage ratio to Cash EBITDA as of September 30, 2024 was 2.2x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,239.6
Less: Cash, cash equivalents, and restricted cash	156.6
Net contractual maturity of outstanding indebtedness	$1,083.0
Trailing Twelve Months (TTM) Cash EBITDA	$482.4
Total net leverage ratio to Cash EBITDA	2.2x

Trailing Twelve Months as of
(in millions)	September 30, 2024
Net income (GAAP)	$9.0
Provision for income taxes	237.4
Interest expense, net	40.9
Loss on debt modification and extinguishment	2.8
Depreciation expense	22.5
Amortization of acquired technology	38.2
Amortization of other acquired intangibles	21.5
Other income, net(1)	(153.1)
Equity-based compensation expense	144.9
Restructuring and transaction-related expenses(2)	67.4
Litigation settlement(3)	30.0
Adjusted EBITDA (Non-GAAP)	$461.6
Unearned revenue adjustment	16.1
Cash rent adjustment	4.3
Other lender adjustments	0.4
Cash EBITDA (Non-GAAP)	$482.4
__________________
(1)Primarily represents revaluations on TRA liability and investment income.
(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended September 30, 2024, this expense related primarily to lease restructuring, impairment and abandonment charges.
(3)Represents charges associated with certain legal settlements. For the trailing twelve months ended September 30, 2024, these charges related to costs incurred due to the Class Actions. See Note 9 - Commitments and Contingencies for further information.
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
Capital Expenditures
Capital expenditures increased by $23.9 million, or 136%, to $41.5 million for nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as a result of increased expenditures related to new facilities and increased capitalization of development expenses.
Tax Receivable Agreements
For information related to our TRA, refer to Note 17 - Tax Receivable Agreements in our 2023 Form 10-K.

As of September 30, 2024, the Company had a liability of $2,794.9 million related to its projected obligations under the TRA. During the nine months ended September 30, 2024, $31.6 million was paid to TRA holders pursuant to the TRA. During the nine months ended September 30, 2023, no payment was made pursuant to the TRA.
Contractual Obligations and Commitments
As of September 30, 2024, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $72.6 million. In July 2024, the Company executed a termination agreement with the landlord. Pursuant to the amended lease agreement with respect to Waltham, Massachusetts, the Company made a payment of $59.1 million. Refer to Note 11 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our first lien term loan, which bears a variable interest rate based on SOFR. As of September 30, 2024, the total principal balance outstanding was $589.6 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 6 - Financing Arrangements of our consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of September 30, 2024, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our first lien term loan since loan inception. As of September 30, 2024, all cash flow hedging relationships are designated as accounting hedges.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of certain legal and regulatory proceedings, please read “Legal Matters” in Note 9 - Commitments and Contingencies and Note 15 - Subsequent Events to our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs (in millions)
July 2024	1,750,537	$11.93	1,747,542	$378.6
August 2024(3)	20,580,812	9.70	20,577,430	178.9
September 2024(3)	2,159,928	10.05	2,153,724	157.2
Total	24,491,277		24,478,696
__________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB phantom units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). The total authorizations in 2023 and 2024 were $600.0 million and $500.0 million, respectively, of which $157.2 million remained available and authorized for repurchases as of September 30, 2024. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
(3)During the third quarter of 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Transaction”) to repurchase an aggregate of $125.0 million of the Company’s common stock (“Common Stock”). In August 2024, the Company received an initial delivery of 10,277,492 shares of the Company’s common stock. The ASR Transaction was settled in September 2024, resulting in the additional delivery of 2,153,724 shares of the Company’s common stock. The Company repurchased in total 12,431,216 million of shares for $125.0 million as part of the ASR Transaction.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	10-Q filed October 30, 2023	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
+10.1†	Separation Agreement and Release, as Amended, effective October 8, 2024, between the Company and Peter Cameron Hyzer
+10.2†	Offer Letter dated September 6, 2024, between the Company and Graham O'Brien
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ZOOMINFO TECHNOLOGIES INC.

By:	/s/ M. Graham O’Brien
Name: M. Graham O’Brien Title: Interim Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Date: November 12, 2024