Form 10-K/A
period 2023-12-31
ZoomInfo Technologies Inc.
filed 2024-12-20
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders of ZoomInfo Technologies, Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this report.

EXPLANATORY NOTE
ZoomInfo Technologies Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 15, 2024 (the “Original 2023 Form 10-K”). The purpose of this Amendment No. 1 is to correct Part II, Item 9A. Controls and Procedures of the Company’s Original 2023 Form 10-K, which inadvertently omitted a statement disclosing the conclusions of the Company’s principal executive officer and principal financial officer regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023. This Amendment No. 1 corrects such omission and amends and replaces Part II, Item 9A. Controls and Procedures of the Original 2023 Form 10-K in its entirety.
In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications from the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted, and similarly, paragraph 3 of the certifications filed pursuant to Section 302 of of the Sarbanes-Oxley Act of 2002 have been omitted in accordance with the SEC’s guidance promulgated under Compliance and Disclosure Interpretations Question 161.01.
Except as described above, this Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original 2023 Form 10-K and does not reflect events occurring after the filing of the Original 2023 Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 2023 Form 10-K and the Company’s other filings with the SEC.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles.
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
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
Exhibits filed or furnished herewith are designated by a cross (+).

Exhibit No.	Description
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of December, 2024.

ZOOMINFO TECHNOLOGIES INC.

By:	/s/ M. Graham O’Brien
Name: M. Graham O’Brien Title: Interim Chief Financial Officer