Form 10-K
period 2024-12-31
ZoomInfo Technologies Inc.
filed 2025-02-25
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $3.7 billion, based on the closing price per share of common stock on such date of $12.77 as reported on the Nasdaq Global Select Market.
As of January 31, 2025, there were 342,292,205 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders of ZoomInfo Technologies Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this report.

i

GLOSSARY
As used in this Annual Report on Form 10-K (this “Form 10-K”), the terms identified below have the meanings specified unless otherwise noted or the context indicates otherwise. References in this Form 10-K to “ZoomInfo Technologies Inc.” refer to ZoomInfo Technologies Inc. and not to any of its subsidiaries unless the context indicates otherwise. References in this Form 10-K to “ZoomInfo”, the “Company”, “we”, “us”, and “our” refer to ZoomInfo Technologies Inc. and its consolidated subsidiaries unless the context indicates otherwise.
•“ACV” refers to annual contract value, or the total annualized value that a customer has agreed to pay for subscription services at any particular point in time under contract(s) that are or were enforceable at that point in time.
•“Blocker Companies” refers to certain of our Pre-IPO OpCo Unitholders that are taxable as corporations for U.S. federal income tax purposes.
•“Class P Units” refers to Class P Units (including, without limitation, any indirectly held Class P Units) of ZoomInfo Holdings LLC.
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
•“Exchange Tax Receivable Agreement” refers to the Tax Receivable Agreement, and amendments thereto, entered into with certain Pre-IPO OpCo Unitholders.
•“HoldCo Units” refers to the class of units of ZoomInfo HoldCo.
•“HSKB” and “HSKB I” refers to HSKB Funds, LLC, a privately held limited liability company formed on February 9, 2016 for the purpose of issuing equity to certain persons who had performed and would continue to perform services for ZoomInfo Holdings.
•“HSKB II” refers to HSKB Funds II, LLC, a privately held limited liability company formed on May 28, 2020 for the purpose of effecting a reorganization of HSKB I at the time of the IPO and to issue equity to certain persons who had performed and would continue to perform services for ZoomInfo Holdings.
•“Holdings LLC Units” refers to the class of units of ZoomInfo Holdings and does not include Class P Units.
•“Pre-Acquisition ZI” refers to Zoom Information Inc.
•“Pre-IPO Blocker Holders” refers to the Pre-IPO Owners that held their interests in us through the Blocker Companies immediately prior to the IPO.
•“Pre-IPO HoldCo Unitholders” refers to the Pre-IPO Owners that held HoldCo Units immediately prior to the IPO.
•“Pre-IPO OpCo Unitholders” refers to the Pre-IPO Owners that held Holdings LLC Units immediately prior to the IPO.
•“Pre-IPO Owners” refers collectively to the Sponsors, the Founders, and the management and other equity holders who were the owners of ZoomInfo Holdings immediately prior to the Reorganization Transactions.
•“Reorganization Tax Receivable Agreement” refers to the Tax Receivable Agreement, and amendments thereto, entered into with the Pre-IPO Blocker Holders.

•“Reorganization Transactions” refers to the following transactions in connection with the IPO:
▪ZoomInfo Holdings effected a four-for-one reverse unit split;
▪ZoomInfo Intermediate Inc. formed a new merger subsidiary with respect to each of the Blocker Companies through which certain of our Pre-IPO Blocker Holders held their interests in ZoomInfo Holdings, each merger subsidiary merged with and into the respective Blocker Companies in reverse-subsidiary mergers, and the surviving entities merged with and into ZoomInfo Intermediate Inc. (such mergers, the “Blocker Mergers”), which Blocker Mergers resulted in the Pre-IPO Blocker Holders receiving a combination of (i) shares of Class C common stock of ZoomInfo Intermediate Inc. and (ii) a cash amount in respect of reductions in such Pre-IPO Blocker Holders’ equity interests, based on the initial offering price of our Class A common stock in the IPO;
▪Certain Pre-IPO Owners acquired interests in ZoomInfo HoldCo as a result of the merger of an entity that held Holdings LLC Units on behalf of such Pre-IPO Owners into ZoomInfo HoldCo (the “ZoomInfo HoldCo Contributions”) and the redemption of some Holdings LLC Units pursuant to which the holders of such Holdings LLC Units received HoldCo Units; and
▪The limited liability company agreement of each of ZoomInfo Holdings and ZoomInfo HoldCo was amended and restated to, among other things, modify their capital structure by reclassifying the interests held by the Pre-IPO OpCo Unitholders, the Continuing Class P Unitholders, and the Pre-IPO HoldCo Unitholders, resulting in Holdings LLC Units of ZoomInfo Holdings, Class P Units of ZoomInfo Holdings, and HoldCo Units of ZoomInfo HoldCo, respectively (such reclassification, the “Reclassification”).
•“Sponsors” refers collectively to investment funds associated with TA Associates, The Carlyle Group, and 22C Capital LLC and its predecessors.
•“Tax Receivable Agreements” or “TRA” or “TRAs” refers collectively to the Exchange Tax Receivable Agreement and the Reorganization Tax Receivable Agreement.
•“ZoomInfo HoldCo” refers to ZoomInfo Intermediate Holdings LLC, a Delaware limited liability company, and a direct subsidiary of ZoomInfo Intermediate Inc., prior to its merger with and into ZoomInfo Intermediate Inc., in August 2021.
•“ZoomInfo Holdings” refers to ZoomInfo Holdings LLC (formerly known as DiscoverOrg Holdings, LLC), a Delaware limited liability company, and a direct subsidiary of ZoomInfo Technologies Inc. and ZoomInfo Intermediate Inc.
•“ZoomInfo Intermediate” refers to ZoomInfo Intermediate Inc., a Delaware corporation, and a direct subsidiary of ZoomInfo Technologies Inc.
•“ZoomInfo Tax Group” refers to, collectively, ZoomInfo Technologies Inc. or any member of its affiliated, consolidated, combined, or unitary tax group.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. This Annual Report on Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. In some cases, you can identify these forward-looking statements by the use of words such as “anticipate”, “believe”, “can”, “continue”, “could”, “estimate”, “expect”, “forecast”, “goal”, “intend”, “may”, “might”, “objective”, “outlook”, “plan”, “potential”, “predict”, “projection”, “seek”, “should”, “target”, “trend”, “will”, “would” or the negative version of these words or other comparable words.
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
A summary of some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Annual Report on Form 10-K, is provided below under “Risk Factor Summary.” These factors should not be construed as exhaustive and should be read in conjunction with this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”), including the other cautionary statements that are included herein or therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. You should not place undue reliance on our forward-looking statements.
Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.
Risk Factor Summary
We are subject to various risks that could have a material adverse impact on our business, financial position, results of operations or cash flows. The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from historical results and those expressed in forward-looking statements included in this Annual Report on Form 10-K, or otherwise made by us or on our behalf, in filings with the SEC, press releases, communications with investors and oral statements. The following is only a summary of the principal risks that may have a material adverse effect on our business, financial condition, results of operations and cash flows and should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A in this Form 10-K.

Risks Related to Our Business and Industry
•Our current and potential customers may reduce spending on sales, marketing, recruiting and other technology and information as a result of weaker economic conditions, which could harm our revenue, results of operations, and cash flows;
•We may be unable to attract new customers, renew existing subscriptions, expand existing subscriptions, and collect revenue from our customers, which could harm our revenue growth, cash flows, and profitability;
•If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our products and services and have an adverse effect on our business, results of operations, and financial condition;
•Other companies, including various small and medium-sized businesses who focus on B2B sales and marketing intelligence, have become, and larger and better-funded companies with significant resources may shift their existing business models to become, more competitive with us;
•We experience competition from other companies and technologies that allow companies to gather and aggregate sales, marketing, recruiting, and other data, and competing products and services could provide greater appeal to customers;
•Our business is, and the markets in which we compete are, rapidly evolving, including with respect to AI and AI-enabled products, which make it difficult to forecast demand for our services;
•Our platform integrates or otherwise works with third-party systems that we do not control;
•Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements;
•We depend on our executive officers and other key employees, and the loss of or inability to attract, integrate, and retain these and other highly skilled employees could harm our business;
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
•We may be subject to litigation for any variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition;
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
•Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition; and
•Technical problems or disruptions that affect our customers’ ability to access our services, or the software, internal applications, database, and network systems underlying our services, could damage our reputation and brands and lead to reduced demand for our products and services, lower revenues, and increased costs.

v

Risks Related to Financial, Accounting and Credit Matters
•We generate revenue from sales of subscriptions to our platform and data, and any decline in demand for the types of products and services we offer would negatively impact our business;
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
•We have a substantial amount of debt, which could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations;
•We may not be able to generate sufficient cash to service all of our indebtedness;
•Interest rate fluctuations may affect our results of operations and financial condition; and
•Changes in our credit and other ratings could adversely impact our operations and lower our profitability.

Risks Related to Taxation
•We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and global tax developments may have a material impact to our business, cash flows, tax liabilities and results of operations;
•Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial results;
•Changes in tax laws or regulations in the various jurisdictions in which we operate could increase the cost of our products and services and adversely impact our business; and
•Our results of operations may be adversely affected if we are required to collect sales or other related taxes for purchases of our products and services in jurisdictions where we have not historically done so.

Risks Related to Geopolitical and Macroeconomic Factors
•Operations and sales outside the United States expose us to risks inherent in international operations; and
•Global economic uncertainty and catastrophic events, including global pandemics, continued hostilities such as those between Russia and Ukraine, Israel and Hamas, as well as related and other conflicts due to rising tensions in the Middle East, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.
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
Website Disclosure
The Company intends to use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://ir.zoominfo.com. Accordingly, you should monitor the investor relations portion of our website at https://ir.zoominfo.com in addition to following our press releases, SEC filings, and public conference calls and webcasts (which are not incorporated herein or otherwise a part of this Annual Report on Form 10-K). In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations page at https://ir.zoominfo.com. The information on or that can be accessed through our website is not incorporated herein or otherwise a part of this Annual Report on Form 10-K, and the inclusion of our website address is an inactive textual reference only.

Industry and Market Data
References to the Company being a leader in a market or product category, and the Company’s total addressable market size, refer to our belief that we have a leading market share position in each specified market and certain beliefs that we have about our market, respectively, unless the context otherwise requires, which are based upon our own analyses, industry and general publications, surveys and studies conducted by third parties, as the case may be. Industry and general publications, studies and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information, or the information that we have formulated based upon our own analysis is not guaranteed. The Company and/or these third parties may, in the future, alter the manner in which surveys and studies regarding the markets in which the Company operates are conducted. As a result, you should carefully consider the inherent risks and uncertainties associated with statements relating to industry and market positioning contained in this Annual Report on Form 10-K, including those discussed in Part I, Item 1A. “Risk Factors”.

PART I
ITEM 1. BUSINESS
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations, and recruiting teams. Our go-to-market intelligence platform empowers businesses with AI-ready insights, trusted data, and advanced automation providing sales, marketing, operations, and recruiting professionals accurate information and insights on the organizations and professionals they target. This enables our customers to shorten sales cycles and increase win rates by empowering sellers, marketers, and recruiters to efficiently deliver the right message to the right person at the right time in the right way.
ZoomInfo is the modern go-to-market intelligence platform, consisting of three distinct layers that build upon each other:
•Our Intelligence Layer is the foundation of our data-driven strategy. Our best-in-class data, curated through first- and third-party sources, includes billions of data points about companies and contacts, such as intent, hierarchy, location, and financial information.
•Our Orchestration Layer integrates and enriches our data sources. At this stage, our products assign and route data, leads, and insights to the appropriate people. This creates a dataset that is continuously updated and can be used to power automated business workflows. Our services connect with major CRM system providers enabling sales operations professionals to access a suite of products, services, and solutions to ingest, match, enrich, and connect data feeds into multiple systems.
•Our Engagement Layer allows sales, marketing, operations, and recruiting professionals to put data-driven insights into action to identify and communicate with prospects and customers. Go-to-market professionals use our engagement layer for multi-touch and multi-channel sales engagement, web meeting recording, transcription, insight generation, and coaching. Marketers drive awareness, lead generation, and deal acceleration campaigns through account-based marketing, advertising, and onsite conversion optimization solutions including chat functionality. Recruiters and talent acquisition professionals can locate and reach more better suited candidates, use pipeline management tools to collaborate and organize the hiring process, and automate aspects of the candidate outreach process by more efficiently finding and engaging candidates.
We are able to deliver high-quality intelligence at scale by leveraging an artificial intelligence (“AI”) and machine learning (“ML”) powered engine that gathers data from millions of sources and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people at scale. This data engine along with our team of research analysts and data scientists enrich our platform by providing deep insights. Our customers access insights directly in our platform and can also integrate our data and insights directly into their CRM system or sales and marketing automation systems, to improve their existing go-to-market processes.
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

This 360-degree view of key business insights provides detailed understanding, and coupled with our analytics, shortens sales cycles and increases win rates by enabling sellers, marketers, and recruiters to deliver the right message, to the right person, at the right time, in the right way. Our intelligence is kept up-to-date in real time. This is accomplished through a combination of robust systems and processes leveraging AI, ML, and our proprietary human-in-the-loop approach.
Our Data Engine
We deliver high-quality intelligence at scale by leveraging an AI and ML-powered engine that gathers data from millions of sources and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people at scale. We aggregate and extract distinct types of data, such as revenue, locations, technologies, keywords, contact information, including email addresses, titles, and phone numbers, and many others, from millions of public and proprietary sources. Our evidence-based ML algorithm scores, ranks, and makes determinations about these billions of data points each week. To help train our AI and ML technologies and augment our contributory network, we have a team of research analysts and data scientists with deep expertise in cleaning business-to-business data. This human-in-the-loop team plays a strategic role, focusing on quality assurance and addressing data and intelligence gaps that technology alone cannot solve. We have processes in place to use our research team to tag anomalies in data, review data pieces that require another manual verification, identify patterns to transform this understanding into algorithms, and identify methods to automate data gathering. We are able to provide a contractual guarantee of the accuracy of certain data points as a result of our focus on quality.
Our Competition
We believe there are currently no competitors who offer a sales, marketing, operations, and recruiting intelligence platform as comprehensive as ours. We are able to provide revenue improvement; accurate and comprehensive data coverage; unique data points to leverage insights; and a platform that can be integrated and automated with a variety of CRM, marketing, operations, or recruiting platforms. In limited circumstances, we will see other vendors that focus on specific use-cases, niche end-markets, or leveraging legacy and/or inaccurate data sets try to compete in potential deals. These potential competitors include LinkedIn Sales Navigator, D&B Hoovers, and TechTarget.
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

Our Customers
Our large and diversified customer base spans a wide variety of industry verticals, including software, business services, manufacturing, telecommunications, financial services, media and internet, transportation, education, hospitality, insurance, and real estate. Our customers range from the largest global enterprises, to mid-market companies, down to small businesses. No single customer contributed more than 1% of revenue for the year ended December 31, 2024.
We sell access to our platform to both new and existing customers. We price our subscriptions based on the functionality, users, and records under management that are included in our contracts. Our core paid products are ZoomInfo Copilot, ZoomInfo Sales, ZoomInfo Marketing, ZoomInfo Operations, and ZoomInfo Talent (with add-on options for some products), and we have a free community edition, ZoomInfo Lite.
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
Data Privacy and Protection
The business contact information and other data we collect and process are an integral part of our products and services. Our respect for laws and regulations regarding the collection and processing of personal data underlies our commitment to stringent compliance standards as well as our strategy to improve our customer experience and build trust. Our privacy team is devoted to processing and fulfilling any requests regarding access to and deletion of their contact information in our platform. In particular, we have developed a “Trust Center” on our website as a one-stop-shop for any person to submit access requests, request opt-out, or delete their information from our database. We have implemented a program for providing direct notifications to individuals. In addition, we endeavor to honor opt-out requests across our entire database.
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
For more information, please read “Risk Factors – Risks Related to Privacy, Technology, and Security - Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services” in Part I, Item 1A of this Annual Report on Form 10-K.

Human Capital
As of December 31, 2024, we had 3,508 employees, consisting of 697 in cost of service, 1,513 in sales and marketing, 832 in research and development, and 466 in general and administrative. Of these, 73% of our employees were located in North America, while 10%, 14%, 3%, were located in the Middle East, Asia, and Europe, respectively.
We believe in the power of the team. Winning teams look for the best talent, regardless of background. We know that employees are our greatest asset, and we are proud of the culture that we foster in our workplaces.
In January 2025, we recommitted to being a signatory to the United Nations Global Compact, a global initiative that calls on companies to align their business practices with ten principles related to human rights, labor, environment, and anti-corruption.
In 2023, we publicly committed to the California Equal Pay Pledge, ensuring that fair and equitable pay, regardless of race or gender is a normal business imperative. We also signed the Anti-Defamation League's Pledge to Fight Antisemitism.
As of December 31, 2024, approximately 28% of our U.S. workforce self-identified in one or more of the following groups: Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander or Two or More Races or Ethnicities. In addition, 33% of the Company’s U.S. workforce identified as female and less than 1% identified as not specified.
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
We believe that in-person connections are fundamental to cross-functional partnerships, driving innovation, facilitating professional growth, and establishing critical relationships. The pandemic has brought about unexpected changes to the global workforce, and we have adopted a hybrid model. This model allows employees who are assigned to an office to split their time between working at the office and at home.
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

Available Information
Our primary website address is https://www.zoominfo.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at http://ir.zoominfo.com/financial-information/sec-filings or by contacting our Investor Relations department at our office address listed above following our filing of any of these reports with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.
ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse impact on our business, financial position, results of operations, or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial position, results of operations or cash flows. You should carefully review the information provided in this section before making an investment in our Company.
Risks Related to Our Business and Industry
Our current and potential customers may reduce spending on sales, marketing, recruiting and other technology and information as a result of weaker economic conditions, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales, marketing, and recruiting professionals, which depends in part on the amount of spending allocated by our customers or potential customers for professionals engaged in such activities. This spending depends on various factors, including, but not limited to, macroeconomic and geopolitical conditions. Accordingly, the effect of significant macroeconomic and geopolitical downturns, including falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, higher interest rates, liquidity constraints, volatility in credit, equity, and foreign exchange markets, bankruptcies, global pandemics, wars, trade tensions, and catastrophic events, could impact the demand for and use of our products. Market volatility, decreased consumer confidence, and diminished growth expectations in both the U.S. and global economy as a result of the foregoing events, or other unforeseen events, may affect the rate of information technology (“IT”) spending and adversely affect our current and potential customers’ ability or willingness to renew or expand subscriptions or purchase our services, delay prospective customers’ purchasing decisions and thereby elongate our sales cycles, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. Weaker economic conditions can result in customers seeking to utilize free or lower-cost information or services that are available from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, elongated sales cycles resulting in delays and increased sales costs, or non-renewal at the end of a contract term.
In addition, as part of our growth strategy, we are seeking to expand our enterprise customer base, which presents additional risks and challenges, including, but not limited to, longer and more complex average sales cycles and significant investments in sales talent, product capabilities, and operational infrastructure. Further, if the overall demand for and use of technology and information for sales, marketing, and recruiting professionals declines, or if there is a general decline of macroeconomic conditions, our revenue and cash flows may decline or grow less quickly than anticipated, which could have a material adverse effect on our business, financial condition, and results of operations.

We may be unable to attract new customers, renew existing subscriptions, expand subscriptions of current customers, and collect revenue from our customers, which could harm our revenue growth, cash flows, and profitability.
To increase our revenue and cash flows, and to achieve and maintain profitability, we must attract new customers, renew existing subscriptions, grow the subscriptions of existing customers, and collect revenue from our customers. Our go-to-market efforts are intended to identify and attract prospective customers and convert them into paying customers. In addition, we seek to renew existing subscriptions and expand existing customer subscriptions by adding new users, additional data entitlements, or additional products or services, including through expanding the adoption of our platform into other departments of our existing customers. We cannot predict with any certainty whether we will continue to achieve similar client acquisition and customer subscription renewal and growth rates in the future as we have in the past, in particular as it relates to attracting new, and retaining existing, enterprise customers.
Numerous factors may impede our ability to add new customers, renew and grow existing customer subscriptions, and collect revenue from our customers, including, but not limited to, our ability to continually enhance and improve our platform and the features, integrations, and capabilities we offer, and to introduce compelling new features, integrations, and capabilities to our products and services; our customers’ creditworthiness and our ability to timely manage the collection of accounts receivable; our ability to maintain our strong brand recognition and reputation as a leader in modern go-to-market software, data, and intelligence; our failure to attract and effectively train new sales and marketing personnel despite increasing our sales efforts; our failure to retain and motivate our current sales and marketing personnel; our ability to develop or expand relationships with partners; our failure to provide quality customer experience, including our ability to provide effective training and educational support to enable our customers to maximize the utility of our platform; customer consolidation or decreases in the number of users at the organization; our pricing or pricing structure; the pricing or capabilities of the products and services offered by our competitors; failure to diversify our customer base across industries, geographies and among enterprise, mid-market, and small business customers; failure to expand our sales and operations outside the United States, or if we experience challenges expanding or operating internationally; or our ability to ensure the effectiveness of our go-to-market programs. Additionally, during the second quarter of 2024, we deployed a new business risk model to flag and require upfront pre-payment from prospects at the greatest risk of non-payment. While this model is intended to mitigate the risk of non-payment and reduce future write-offs, it could limit our total addressable market by excluding potential customers. If our model inaccurately assesses risk or fails to properly balance risk mitigation with growth opportunities, our financial performance and competitive position may be adversely affected. Additionally, increasing our sales to large organizations (both existing and prospective customers) across various industries requires increasingly sophisticated and costly sales and account management efforts targeted at senior management and other personnel. Further, sales to large organizations often require longer sales cycles. If our efforts to sell to organizations are not successful, do not generate additional revenue, or require longer periods to realize revenue, then our business will suffer. If customers do not renew their subscriptions or renew on less favorable terms, including, but not limited to, price compressions, or fail to add more users, if we fail to expand subscriptions of existing customers, or if we fail to collect on our accounts receivable, our revenue and cash flows may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.

If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our products and services and have an adverse effect on our business, results of operations, and financial condition.
Our success depends on our customers’ confidence in the depth, breadth, and accuracy of our data. The task of establishing and maintaining accurate data is challenging and expensive. The depth, breadth, and accuracy of our data differentiates us from our competitors. Our standard contract with customers includes a quality guarantee pursuant to which a customer would have the right to terminate its subscription and we could be obligated to reimburse certain payments if the accuracy of our data were to fall below a certain threshold. If our data, including the data we obtain from third parties and our data extraction, cleaning, and insights, are not current, accurate, comprehensive, or reliable, or is otherwise actually, or perceived to be, of a lower standard than our competitors, it would increase the likelihood of negative customer experiences, which in turn would reduce the likelihood of customers renewing or upgrading their subscriptions and harm our reputation, making it more difficult to obtain new customers. In addition, if we are no longer able to maintain our high level of accuracy, we may face reimbursement or legal claims by our customers which could have an adverse effect on our business, results of operations, and financial condition.
We also have a number of sources contributing to the depth, breadth, and accuracy of the data on our platform including our contributory network. We provide a “freemium” product, ZoomInfo Lite, which provides users with a set amount of monthly credits to use to access our contact data and, if the user elects, they may also participate in our contributory network in order to receive additional monthly credits. Similarly, many of our paying customers participate in our contributory network to improve the quality of the data within their CRM and similar systems. ZoomInfo Lite users may cease to participate in our contributory network. Our paying customers, including those who have migrated from ZoomInfo Lite, may elect not to participate for various reasons, including their sensitivity to sharing information within our contributory network or their determination that the benefits from sharing do not outweigh the potential harm from sharing. If we are not able to attract new participants or maintain existing participants in our contributory network, our ability to effectively gather new data and update and maintain the accuracy of our database could be adversely affected. Additionally, state laws currently in effect and those coming into effect in 2025, as well as other legal and regulatory changes are making, or will make, it easier for individuals to opt-out of having their personal data collected and processed. Although we already honor opt-out requests globally, such legal and regulatory changes could increase public awareness of this option, resulting in higher rates of opting out. Third-party intermediaries have emerged, and may continue to emerge, that offer services enabling individuals to opt out of their personal data being collected at scale (i.e., from multiple platforms, including ours). Consequently, our ability to grow our business may be harmed and our results of operations and financial condition could suffer.
Other companies, including various small and medium-sized businesses who focus on B2B sales and marketing intelligence, have become, and larger and better-funded companies with significant resources may shift their existing business models to become, more competitive with us.

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

In addition, many of our potential competitors, particularly those with greater financial and operating resources, including larger sales and marketing budgets and resources, as well as small and medium-sized businesses who focus on B2B sales and marketing intelligence, may have the ability to respond more quickly and effectively than we can to new or changing opportunities, technologies, such as AI and ML, standards or customer requirements. Many of our potential competitors may have established relationships with independent software vendors, partners, and customers, greater customer experience resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical, and other resources. New competitors, mergers and acquisitions in the technology industry, or alliances among competitors may emerge and rapidly acquire significant market share due to these or other factors. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively. As a result, even if our products and services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of our services.
We experience competition from other companies and technologies that allow companies to gather and aggregate sales, marketing, recruiting, and other data, and competing products and services could provide greater appeal to our customers.
The market for sales, marketing, and recruiting technology and data requires continuous innovation. It is highly competitive, rapidly evolving, and fragmented. There are low barriers to entry, shifting customer needs and strategies, and frequent introductions of new technologies and of new products and services. Many prospective customers have invested substantial resources to implement, and gained substantial familiarity with, competing solutions, and therefore may be reluctant or unwilling to migrate from their current solution to ours. Many prospective customers may not appreciate differences in quality between our products and services and those of lower-priced competitors, and many prospects and current customers may not learn the best ways to use our products and services, making them less likely to obtain them or renew their subscriptions. New technologies and products may be or become better or more attractive to current or prospective customers than our products and services in one or more ways. Many current or prospective customers may find competing products or services more attractive, and many may choose or switch to competing products even if we do our best to innovate and provide superior products and services.
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

These risks could be exacerbated by weak macroeconomic and geopolitical conditions (including due to global pandemics or such as those related to the Russia-Ukraine war, and the conflict between Israel and Hamas, including after giving effect to the proposed January 2025 armistice and any uncertainties that may arise during any stage of the three-phase cease-fire proposal, as well as related and other conflicts due to rising tensions in the Middle East) and lower customer spending on sales and marketing. Weakened macroeconomic and geopolitical conditions could also disproportionately increase the likelihood that any given current or prospective customer would choose a lower-price alternative even if our products or services are superior. Some current and potential customers, particularly large organizations, have elected in the past, and may elect in the future, to rely on internal and homegrown databases, develop, or acquire their own software, programs, tools, and internal data quality teams that would reduce or eliminate the demand for our products and services.
If we fail to respond to changes in data technology, competitors may be able to develop products and services that will take market share from us, and the demand for our products and services, the delivery of our products and services, or our market reputation could be adversely affected. If demand for our platform declines for any of these or other reasons, our business, results of operations, and financial condition could be adversely affected.
Our business is, and the markets in which we compete are, rapidly evolving, including with respect to AI and AI-enabled products, which make it difficult to forecast demand for our services.
The markets in which we compete are rapidly evolving, accordingly our future financial performance will depend in large part on the allocation of spending in traditional software as a service (“SaaS”) products and our ability to adapt to new market demands. In recent years, an increasing number of customers have been allocating their spending toward AI, ML, and generative AI capabilities. The SaaS market for artificial intelligence, machine learning, and generative AI workloads is expected to be an intensely competitive and rapidly evolving market, and our future financial performance may depend on our ability to adapt to, and capture new spending, in this market. However, our estimates of the market opportunity, including our forecast of the demand for our products and our ability to capture new spending, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In addition, if the markets in which we compete experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions or other solutions that do not interoperate with our solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all.
Our increasing reliance on AI and ML technologies exposes us to additional risks and uncertainties. The development and deployment of AI capabilities, including our Copilot product and other AI-enabled features, involves complex technical challenges and substantial infrastructure investments. If our AI models produce inaccurate, biased, or unreliable outputs, or if we fail to properly train or maintain these models, it could harm our reputation and customer relationships. Additionally, the costs of AI infrastructure, including computing resources and specialized talent, may increase more rapidly than anticipated, potentially affecting our margins and profitability. While we aim to maintain leadership in AI-driven go-to-market solutions, the AI technology landscape is rapidly evolving and highly competitive, with both established companies and new entrants making significant investments in competing technologies.
If we are unable to meet the demands of a rapidly evolving market, including as it relates to our AI capabilities, or if our estimates of the market opportunity, including our forecast of the demand for our products proves to be incorrect, our revenue and cash flows may decline or grow less quickly than anticipated, and we may not be able to achieve a return on our investment in our AI and AI-enabled solutions, which could have a material adverse effect on our business, financial condition, and results of operations.

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
Third-party systems are constantly evolving, and it is difficult to predict with certainty the challenges that we may encounter in developing our platform for use in conjunction with such third-party systems, including as it relates to any deficiencies caused by, or originated from, such third-party systems. We may not be able to modify our integrations to assure compatibility with the systems of other third parties following any of their changes to their systems. Some operators of CRM and similar systems may cease to permit our access or the integration of our platform to their systems. For example, if Salesforce were to refuse to permit our integration to access its APIs, this integration would not function, and our customers’ experience would be hampered. Accordingly, this could leave our customers without a convenient way to integrate our products and services with the CRM.
Our business could be negatively affected by changes in search engine algorithms and dynamics or other traffic-generating arrangements.
We rely heavily on internet search engines, such as Google, including through the purchase of sales and marketing-related keywords and the indexing of our public-facing directory pages and other web pages, to generate a significant portion of the traffic to our website. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, and our competitors may implement certain search engine optimization efforts, such that the purchased or algorithmic placement of links to our website can be negatively affected. In addition, a significant amount of traffic is directed to our website through participation in pay-per-click and display advertising campaigns on search engines, including Google. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, which could cause a website to place lower in search query results or inhibit participation in the search query results. If a major search engine changes its algorithms or results in a manner that negatively affects the search engine ranking, paid or unpaid, of our website, or if competitive dynamics impact the costs or effectiveness of search engine optimization, search engine marketing or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected.
We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract, integrate, and retain these and other highly skilled employees could harm our business.
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
In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for highly skilled personnel in our industry can be intense. Competitors for technical and sales talent increasingly seek to hire our employees, and the availability of flexible, hybrid, or work-from-home arrangements has both intensified and expanded competition. Our increased emphasis on in-office work and associated hiring plans may reduce the talent pools from which we recruit and can increase the difficulty of hiring the highest quality personnel in efficient timeframes.

Also, as we continue to grow, we face challenges of integrating, developing, training, and motivating our employee base, and maintaining our company culture around the world. If we fail to hire and retain highly skilled employees or fail to manage organizational change in a manner that preserves our efficacy and the key aspects of our corporate culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.
If we fail to maintain, upgrade, or implement adequate operational and financial resources, including our IT systems, we may be unable to execute our business plan.
We have experienced, and expect to continue to experience, growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. One area of growth has been in the number of customers using our products and services and in the amount of data in our databases. In addition, our organizational structure has become more complex as we have scaled our operational, financial, and management controls, as well as our reporting systems and procedures, and expanded internationally.
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
We also depend on IT systems to operate our business, and issues with maintaining, upgrading or implementing these systems could have a material adverse effect on our business. Our business has grown and continues to grow in size and complexity, which places significant demands on our IT systems. To effectively manage this growth and to ensure interoperability of our IT systems, our information systems and applications require an ongoing commitment of significant resources to maintain, protect, enhance and upgrade existing systems and develop and implement new systems, some of which may be costly, to keep pace with changing technology and our business needs.

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
As we acquire and invest in companies or technologies, we may not realize expected business or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our business, results of operation, and financial condition.
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
•tax effects and costs of any such acquisitions, including the related integration into our tax structure and assessment of the impact on the realizability of our future tax assets or liabilities; and
•potential challenges by governmental authorities, including the Federal Trade Commission (the “FTC”) and the Department of Justice, for anti-competitive or other reasons.
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
Risks Related to Privacy, Technology, and Security
Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services.
The business contact information and other data we collect and process are an integral part of our products and services. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data. Our products and services rely heavily on the collection and use of information to provide effective insights to our customers and users. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the enactment of the GDPR, the United Kingdom’s transposition of GDPR into its domestic laws following Brexit in January 2021, India’s Digital Personal Data Protection Act passed in August 2023, the California Consumer Privacy Act as amended by the California Privacy Rights Act, and similar comprehensive privacy laws adopted in eighteen other states, including Colorado, Connecticut, Virginia, and Utah. Meanwhile, around the world there are ongoing discussions about how best to revise and modernize existing laws in jurisdictions such as Canada and Australia. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our customers. These laws are not always uniform in the way they define and treat certain data types, including business-to-business data, biometric data or so called “sensitive” data, and we must often update our consumer notices and adapt our compliance programs to account for the differences between applicable laws. These laws can impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with additional rights around their personal data, and place downstream obligations on our customers relating to their use of the information we provide.
Domestically, as members of the Republican Party now control both the White House and Congress, the national landscape has shifted. It is unclear if members of Congress will have enough votes to pass a Federal privacy law and while AI remains top of discussion in Congress, members of the Republican Party have indicated a pivot from comprehensive regulations in favor of less restrictions. Additionally, at Federal agencies including the FTC, it is unclear what the current Administration’s enforcement priorities will be and how the push to move away from additional regulations will be reflected at each relevant agency. This likely means states will continue to pursue both AI and privacy legislation. Nineteen states now have comprehensive privacy laws, and recently, dozens of additional states have pending legislation for both AI and privacy.
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

These and other legal requirements could reduce our ability to gather personal data used in our products and services. They could reduce demand for our services, require us to take on more onerous obligations in our contracts, require us to add new provisions in our customer contracts related to the processing of personal information, and restrict our ability to store, transfer and process personal data. In some cases, it may impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. One area of particular risk remains data transfers between the United States and the European Union. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-US DPF, 18 months after its predecessor, the EU-US Privacy Shield, was invalidated. While this does, for the time, assert that entities operating in the United States who have certified to the DPF ensure an adequate level of protection for transferring personal data from the European Union to the United States, future challenges seem imminent. The privacy advocacy organization NOYB, which previously challenged and facilitated the demise of both the Safe Harbor (Schrems I) and Privacy Shield (Schrems II) has already criticized the DPF for not doing enough to provide non-US citizens with reasonable privacy protections afforded to US citizens. The NOYB has more recently called the validity of the DPF into question in light of changes the White House is making to the members of the U.S. Privacy and Civil Liberties Oversight Board, which is tasked with overseeing U.S. surveillance practices and addressing complaints from EU citizens under the DPF. ZoomInfo is certified under the DPF, but still utilizes Standard Contractual Clauses as its cross-border transfer mechanism due to the uncertain future of the DPF. In the event any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.
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
In addition, the regulatory landscape is particularly complex and rapidly evolving with respect to AI technologies. New regulations specifically targeting AI development, deployment, and data usage are being proposed and implemented across various jurisdictions. These regulations may impose additional obligations related to algorithmic transparency, bias testing, and specific data protection measures for AI systems. Our AI-driven products and services may be subject to increased scrutiny under these new frameworks.
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

We may be subject to litigation for any variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition.
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
In the ordinary course of business, we may be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits, and proceedings could include labor and employment, wage and hour, commercial, data protection and privacy, intellectual property, antitrust, alleged securities law violations or other investor claims, and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation. In addition, we have entered into indemnification agreements with each of our directors and officers, pursuant to which we have agreed to indemnify our directors and officers to the fullest extent permitted by Delaware law. As a result, any claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us. As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not have a material adverse effect on our business, results of operations, and financial condition. Any claims or litigation, even if fully indemnified or insured, could make it more difficult to compete effectively or to obtain adequate insurance in the future.
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
New laws and regulations in the area of AI may also impact our business. For example, the European Union’s Artificial Intelligence Act (“AI Act”), which achieved a consensus between the European Parliament and Council on December 9, 2023, introduces a regulatory landscape that businesses will need to navigate with caution. The AI Act's stringent measures against certain AI applications may impact businesses in our sector. Such measures include prohibitions on AI technologies that utilize sensitive personal attributes for biometric categorization, restrictions on indiscriminate collection of facial images for recognition databases, and limitations on emotion recognition systems that could be employed in consumer analysis or employee monitoring. Businesses must also be aware of the comprehensive transparency requirements mandated for general-purpose AI systems. This entails maintaining detailed technical documentation and ensuring compliance with EU copyright laws, with even more rigorous standards for high-impact general AI models. These models require exhaustive evaluations, risk assessments related to systemic impacts, adversarial testing, and reporting on aspects like energy efficiency, indicating a significant compliance burden for businesses. The scale of penalties for non-compliance range up to €35 million or 7% of global turnover, underscoring the importance of adherence to the new regulations where applicable. The AI Act demands a proactive approach to regulatory compliance, risk management, and an investment in infrastructure to align with the EU’s vision of a safe and ethical AI environment.
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
To monitor and protect our intellectual property rights, we may be required to spend significant resources, and we may or may not be able to detect infringement by our customers or third parties. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our platform, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, which may not be available on commercially reasonable terms, or at all, and our inability to license this technology could harm our ability to compete.
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
We have in the past been the target of attempts, and experienced incidents of attempts, to identify and exploit system vulnerabilities and/or penetrate or bypass our security measures in order to gain unauthorized access to our systems, including to use our platform and data for purposes other than its intended purpose or to create products that compete with our platform. We employ multiple methods at different layers of our systems designed to defend against intrusion and attack, to protect our systems and to resolve and mitigate the impact of any incidents. Despite our efforts to keep our systems secure and to remedy identified vulnerabilities, future attacks could be successful and could result in substantial liability or business risk. We expect that third parties will continue to attempt to gain unauthorized access to our systems or facilities through various means, including hacking into our systems or facilities, or those of our customers or vendors, or attempting to fraudulently induce our employees, customers, vendors or other users of our systems into disclosing sensitive information, which may in turn be used to access our IT systems. Our cybersecurity programs and efforts to protect our systems and data, and to prevent, detect and respond to data security incidents, may not prevent these threats or provide adequate security. We may experience breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities including attempts by former, current or future employees to misuse their authorized access and/or gain unauthorized access to our systems.

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
Technical problems or disruptions that affect our customers’ ability to access our services, or the software, internal applications, database, and network systems underlying our services, could damage our reputation and brands and lead to reduced demand for our products and services, lower revenues, and increased costs.
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
Our systems and operations, and those of vendors critical to our services, are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, security breaches, computer viruses, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins and similar events. The occurrence of any of the foregoing events could result in damage to or failure of our systems and hardware. These risks may be increased with respect to operations housed at facilities outside of our direct control, and the majority of the communications, network, and computer hardware used to operate the cloud for our platform are located at facilities maintained by Google or Amazon, which we do not own or control.
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

Risks Related to Financial, Accounting and Credit Matters
We generate revenue from sales of subscriptions to our platform and data, and any decline in demand for the types of products and services we offer would negatively impact our business.
We have historically derived substantially all of our revenue from subscription services and expect to continue to generate revenue from the sale of subscriptions to our platform and data. As a result, the continued use of telephones and email as a primary means of B2B sales, marketing, and recruiting, and the continued use of internet cloud-based platforms to access telephone, email, and related information for such purposes, is critical to our future growth and success. If the sales and marketing information market fails to grow, or grows more slowly than we currently anticipate, or if there is a decrease in the use of telephones and email as primary means of B2B communication, demand for our platform and data would be negatively affected.
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
We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our existing secured credit facilities restrict our ability to, and the terms on which we may, incur additional indebtedness, and our ability to, and the terms on which we may, make certain restricted payments, including investments. See “We have a substantial amount of debt, which could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations” below. The terms of any additional debt financing may be similar or more restrictive.

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
We recognize revenue from subscriptions to our platform on a ratable basis over the term of the contract subscription period beginning on the date access to the platform is granted, provided all other revenue recognition criteria have been met. Our subscription arrangements generally have contractual terms requiring advance payment for annual or quarterly periods. As a result, much of the revenue we report each quarter is the recognition of deferred revenue from recurring subscriptions entered into during previous quarters. Consequently, a decline in new or renewed recurring subscription contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our recurring subscriptions are not reflected in full in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is typically recognized over the applicable subscription term. By contrast, a majority of our costs are expensed as incurred, which could result in our recognition of more costs than revenue in the earlier portion of the subscription term and result in our inability to attain profitability in any given period.
We anticipate increasing operating expenses in the future, and we may not be able to maintain profitability.
We may not continue to achieve or maintain profitability in the future. Because the market for our platform is rapidly evolving, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to increase over the next several years as we aim to hire additional personnel, expand our partnerships, operations and infrastructure, both domestically and internationally, continue to enhance our platform and develop and expand its features, integrations, and capabilities, and expand and improve our platform. We also intend to continue to build and enhance our platform through both internal research and development and selectively pursuing acquisitions that can contribute to the capabilities of our platform. In addition, as we grow, we will incur additional significant legal, accounting, and other expenses. If our revenue does not increase to offset the expected increases in our operating expenses, we may not be profitable in future periods. In future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including any failure to increase the number of organizations on our platform, any failure to increase our number of paying customers, a decrease in the growth of our overall market, our failure, for any reason, to continue to capitalize on growth opportunities, slowing demand for our platform, additional regulatory burdens, or increasing competition. As a result, our past financial performance may not be indicative of our future performance. Any failure by us to sustain profitability on a consistent basis could cause the value of our common stock to decline.

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
As of December 31, 2024, we had total outstanding indebtedness of $1,238.1 million consisting of outstanding borrowings under our first lien credit facilities and senior notes. Additionally, we had $250.0 million of availability under our first lien revolving credit facility as of December 31, 2024. Our substantial indebtedness may:
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
•limit our ability to pay dividends (although we historically have not paid, and currently do not anticipate paying, any cash dividends on our common stock (see the section entitled “Dividend Policy”);
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
Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. During 2022 and 2023, the United States Federal Reserve raised interest rates significantly, and maintained such increased interest rates through the third quarter of 2024, in an attempt to combat historically high inflation. While the U.S. Federal Reserve has started to, and signaled its intention to continue to, lower interest rates, macroeconomic circumstances may change, resulting in delays or reversal of such actions, including by central banks around the world, which may result in a prolonged high-interest rate environment. As a result, we may incur higher interest costs if interest rates were to increase again in the future or if high interest rates continue to be maintained. We currently utilize, and may in the future utilize, derivative financial instruments such as interest rate swaps to hedge some of our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinue utilizing them at any time. Further, there can be no assurance that the United States Federal Reserve will not raise rates in the future, and any such increase in interest costs could have a material adverse impact on our financial condition and the levels of cash we maintain for working capital.

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
Risks Related to Taxation
We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and global tax developments may have a material impact to our business, cash flows, tax liabilities and results of operations.
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, or challenges to our tax positions by tax authorities, any of which could have a material adverse effect on our liquidity, financial condition or operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, or assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, any of which could have a material adverse impact on our business, financial condition or cash flows.
Global tax developments applicable to multinational businesses may have an adverse impact to our business, including certain approaches in addressing taxation of the digital economy. Rules proposed or enacted by the Organisation for Economic Co-operation and Development (“OECD”), the European Commission or tax authorities in the jurisdictions in which we operate or may operate in the future could have a material adverse impact to our profitability, cash flows, or results of operations. The OECD in particular has proposed significant changes to the international tax law framework in the form of the Pillar Two model rules which seek to implement a global minimum tax of 15%. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts it.
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
We are subject to income taxes in the United States and various other jurisdictions. Our income tax obligations are generally determined based on our business operations in each jurisdiction. Significant judgment is often required in the determination of our worldwide provision for income taxes. Our effective tax rate could be impacted by changes in our earnings and losses in countries with differing statutory tax rates, changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes, effects from acquisitions, changes in accounting principles, and tax laws in jurisdictions where we operate. Any changes, ambiguity, or uncertainty in taxing jurisdictions' administrative interpretations, decisions, policies, and positions could also materially impact our income tax liabilities and effective tax rate.

As our business continues to grow and if we become more profitable, our income tax obligations could significantly increase. If our existing tax credits and net operating loss carry-forwards become fully utilized, we may be unable to offset or otherwise mitigate our tax obligations to the same extent as in prior years. This could have a material impact on our future cash flows and operating results.
Changes in tax laws or regulations in the various jurisdictions in which we operate could increase the cost of our products and services and adversely impact our business.
New income, sales, use, value add or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. Further, existing laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied unfavorably to us. These actions could apply on either a retroactive or prospective basis and could give rise to additional tax liabilities, fines, interest and/or penalties, causing harm to our global business operations, financial results, and financial condition. If we raise our prices to offset the cost of these changes, existing and potential future customers may elect not to purchase our products and services in the future. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our compliance, operating, and other costs, as well as the cost of our products and services.
Additionally, the application of U.S. federal, state, local, and international tax laws to services provided electronically is vague and continually evolving. Existing tax laws, statutes, rules, regulations, or ordinances could be interpreted or applied adversely to us, possibly with retroactive effect, which could require us to pay additional tax amounts, as well as require us to pay interest, fines or penalties for amounts deemed past-due. If we are unsuccessful in collecting such taxes due from our customers, we could be held liable for such costs, thereby adversely affecting our future cash flows and results of operations.
We may also be subject to additional tax liabilities and penalties due to changes in non-income based taxes resulting from changes in federal, state, or international tax laws. Changes in taxing jurisdictions’ administrative interpretations, decisions, policies and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period can result in an increase in our tax obligations or cash taxes paid, adversely affecting our cash flows and financial results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or assert that benefits of tax treaties are not available to us, any of which could harm us and our results of operations.
Furthermore, as our employees continue to work remotely from geographic locations across the United States and internationally, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may increase.

Our results of operations may be adversely affected if we are required to collect sales or other related taxes for purchases of our products and services in jurisdictions where we have not historically done so.
State, local, and non-U.S. jurisdictions have differing rules and regulations governing sales and use, value added, digital service and other taxes. The rules regarding tax nexus are complex and related regulations are subject to varying interpretations that may change over time. The application of the rules and regulations to products and services provided electronically is evolving and uncertain. We collect and remit U.S. sales tax, value-added tax (“VAT”), and goods and services tax (“GST”) in a number of jurisdictions. It is possible that we could face sales tax, VAT, or other tax audits and that our liability for these taxes could exceed our estimates if tax authorities assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to the government. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in material tax liabilities for past sales, as well as the imposition of interest and penalties. This could have the effect of discouraging organizations from subscribing to our products and services, or otherwise harm our business, results of operations, and financial condition. Any successful action by state, foreign, or other authorities to compel us to collect and remit sales tax, VAT, or other taxes, either retroactively, prospectively, or both, could have a material adverse impact on our results of operations, cash flows and financial condition.
Risks Related to Geopolitical and Macroeconomic Factors
Operations and sales outside the United States expose us to risks inherent in international operations.
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
•competition from local incumbents that better understand the local market, customs, and culture may market and operate more effectively, and may enjoy greater local affinity or awareness;
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
•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, including tariffs and retaliatory tariffs, as well as any direct and indirect economic effects on the domestic and international markets, import or export requirements, trade embargoes, and other trade barriers; and

•other factors beyond our control, such as terrorism, war, natural disasters, climate change and pandemics, could result in restrictions on business activity, or materially affect our targeted return to operations timeline after one of these declared incidents, which may vary significantly by region.
Any of these factors could negatively impact our business and results of operations.
Global economic uncertainty and catastrophic events, including global pandemics, continued hostilities between Russia and Ukraine, and Israel and Hamas, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.
Recent events, including significant global inflation, bank failures and other liquidity events affecting financial institutions, supply chain disruption, the Russia-Ukraine war, the conflict between Israel and Hamas, including after giving effect to the proposed January 2025 armistice and any uncertainties that may arise during any stage of the three-phase cease-fire proposal, as well as related and other conflicts due to rising tensions in the Middle East, have adversely impacted and may continue to adversely impact global financial markets, economies, and business practices. These types of unpredictable events have adversely affected and could adversely affect our business and future results of operations, our ability to access funds from financial institutions and capital markets, and our financial condition due to cancellations and reductions in spend from customers in impacted industries, increases in our costs, or other disruption to our business. We experienced and may continue to experience longer sales cycles and more intense scrutiny, particularly for larger purchases and upgrades as customers and prospects re-assess their growth trajectory in light of the changing economic environment.
If global economic uncertainty and catastrophic events harm our business and results of operations, many of the other risks described in this Part I, Item 1A of this report may be heightened.
Risks Related to Our Organizational Structure
ZoomInfo Technologies Inc. is a holding company, its only material asset is its interest in ZoomInfo Intermediate Inc. and ZoomInfo Holdings LLC, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from ZoomInfo Intermediate and its subsidiaries to pay taxes, make payments under the tax receivable agreements, and pay dividends.
ZoomInfo Technologies Inc. is a holding company and has no material assets other than its ownership of common stock of ZoomInfo Intermediate Inc. and of Holdings LLC Units. ZoomInfo Technologies Inc. has no independent means of generating revenue. Although we have no current plans to pay cash dividends on our common stock, deterioration in the financial condition, earnings or cash flow of ZoomInfo Intermediate and its subsidiaries for any reason could limit or impair their ability to pay such distributions in the future. Additionally, to the extent that ZoomInfo Technologies Inc. needs funds, and ZoomInfo Intermediate or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
We have no current plans to pay cash dividends on our common stock. Payments of dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results, and financial condition, current and anticipated cash needs, plans for expansion, and any legal or contractual limitations on our ability to pay dividends. Our existing secured credit facilities include, and any financing arrangement that we enter into in the future may include, restrictive covenants that limit our ability to pay dividends. In addition, ZoomInfo Midco LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo Midco LLC (with certain exceptions) exceed the fair value of its assets. Subsidiaries of ZoomInfo Midco LLC are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo Midco LLC.

ZoomInfo Technologies Inc. is required to pay our Pre-IPO Owners for most of the benefits relating to any additional tax deductions and tax attributes that we may claim as a result of the ZoomInfo Tax Group’s share of existing tax basis acquired in the IPO and increases in its share of existing tax basis, including tax basis received in connection with sales or exchanges of Holdings LLC Units that occurred after the IPO.
In connection with the IPO, we entered into two tax receivable agreements. We entered into (i) the Exchange Tax Receivable Agreement with certain of our Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These tax receivable agreements provide for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO Owners and Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the tax receivable agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO OpCo Unitholders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that increased the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of Holdings LLC Units for shares of common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Technologies Inc. to Pre-IPO Blocker Holders and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits.
In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that the ZoomInfo Tax Group would otherwise be required to pay in the future, although the U.S. Internal Revenue Service (the “IRS”) may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the ZoomInfo Tax Group may differ from tax benefits calculated under the tax receivable agreements as a result of the use of certain assumptions in the tax receivable agreements, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the tax receivable agreements are an obligation of members of the ZoomInfo Tax Group, but not of ZoomInfo Holdings. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of ZoomInfo Holdings and our possible utilization of tax attributes, including existing tax basis acquired at the time of the IPO, the payments that the members of the ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of Holdings LLC Units or the prior owners of the Blocker Companies.

In certain cases, payments under the tax receivable agreements may be accelerated and/or significantly exceed the actual benefits the ZoomInfo Tax Group realizes in respect of the tax attributes subject to the tax receivable agreements.
Members of the ZoomInfo Tax Group’s payment obligations under the tax receivable agreements may be accelerated in the event of certain changes of control and will be accelerated in the event it elects to terminate the tax receivable agreements early. The accelerated payments will relate to all relevant tax attributes that would subsequently be available to the ZoomInfo Tax Group. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to a per annum rate of the lesser of (i) 6.5% and (ii) LIBOR, or its successor rate, plus 100 basis points) of all future payments that holders of Holdings LLC Units or other recipients would have been entitled to receive under the tax receivable agreements, and such accelerated payments and any other future payments under the tax receivable agreements will utilize certain valuation assumptions, including that the ZoomInfo Tax Group will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the tax receivable agreements and sufficient taxable income to fully utilize any remaining net operating losses subject to the tax receivable agreements on a straight line basis over the shorter of the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control. In addition, recipients of payments under the tax receivable agreements will not reimburse us for any payments previously made under the tax receivable agreements if such tax basis and the ZoomInfo Tax Group’s utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the tax receivable agreements). The ZoomInfo Tax Group’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the tax receivable agreements, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the tax receivable agreements, payments under the tax receivable agreements could be in excess of 85% of the ZoomInfo Tax Group’s actual cash tax benefits.
Accordingly, it is possible that the actual cash tax benefits realized by the ZoomInfo Tax Group may be significantly less than the corresponding tax receivable agreement payments or that payments under the tax receivable agreements may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the tax receivable agreements exceed the actual cash tax benefits that the ZoomInfo Tax Group realizes in respect of the tax attributes subject to the tax receivable agreements and/or payments to ZoomInfo Technologies Inc. by ZoomInfo Midco LLC are not sufficient to permit ZoomInfo Technologies Inc. to make payments under the tax receivable agreements after it has paid taxes and other expenses. We may need to incur additional indebtedness to finance payments under the tax receivable agreements to the extent our cash resources are insufficient to meet our obligations under the tax receivable agreements as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.
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

Risks Related to the Ownership of Our Common Stock
The parties to our stockholders agreement continue to have influence over us, and their interests may conflict with ours or yours in the future.
Pursuant to the terms of our stockholders agreement, certain investment funds, including as of the Company’s fiscal year ended December 31, 2024, investment funds associated with The Carlyle Group (“Carlyle”), and Henry Schuck, our Chief Executive Officer, and Kirk Brown (collectively, our “Founders”) have designated a director to serve on our Board of Directors. Carlyle and our Founders have the right to designate at least one of our directors for so long as they beneficially own at least 5% of the voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors. For so long as any such party has a designee continuing to serve on our Board of Directors, they will be able to significantly influence our management, business plans, and policies, including the appointment and removal of our officers, the composition of our Board of Directors, and decisions about whether to enter or not enter into significant transactions. The rights provided under the terms of the stockholders agreement could deprive you of an opportunity to receive a premium for your shares of our common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.
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
In addition, our second amended and restated certificate of incorporation provides that the Delaware Court of Chancery will be the exclusive forum for certain types of legal action and, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Exchange Act or the Securities Act of 1933. This provision may make it more difficult for you and other stockholders to challenge certain corporate actions we take, by limiting your and other stockholders’ ability to obtain favorable or convenient judicial forums for disputes with us or our directors, officers, employees, agents or other stockholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Commitment to Security
Security is a foundation on which ZoomInfo builds and maintains customers’ trust. We are committed to protecting our information and our customers’ information from both intentional and unintentional misuse and have implemented a robust Information Security Management System (“ISMS”) that meets the ISO 27001 Standard requirements as well as the ISO 27701 (Privacy) and ISO 27017 (Cloud Security) standards. We have also earned AICPA’s SOC 2 attestation regarding the security, availability, and confidentiality controls around our services and meet the security requirements of the Cloud Security Alliance STAR program.
Risk Management Framework
Our security program is risk-driven and integrated into our overall enterprise risk management process. We emphasize risk detection, which serves as the foundation for risk management-related business decisions. Our ISMS provides the structure for our overall security program and serves to assess, manage, monitor, and minimize our cybersecurity risks. The program includes:
•Context of the organization
•Leadership
•Planning
•Support
•Operation
•Performance evaluation
•Improvement

The ISMS consists of a set of policies and procedures that serve as a foundation for risk identification and remediation across all company assets. ZoomInfo’s ISMS implementation allows for the appropriate integration of security controls into existing or newly created business processes. ZoomInfo’s risk management platform is loosely based on the ISO 31000 Risk Management Standard, and continuous risk assessment activities are conducted in partnership and coordination with risk owners in various functions.
Cybersecurity Team and Internal Operations
Our cybersecurity team is comprised of a diverse group of security veterans with experience managing all facets of information risk including, but not limited to, Application Security, Data Governance, Security Engineering, Security Processes and Services, Secure Software Development, Governance Risk and Compliance, Risk Management, Cyber Threat Intelligence, Breach Readiness, Cyber Defense Center for monitoring, Offensive Security, and Security Awareness.
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
As part of our security framework and evaluation of our supply chain risks, we review our service providers’ security practices and require appropriate certifications from them. We also perform an analysis of controls to manage our third-party security risks.

Cybersecurity Risks
For information related to whether risks from cybersecurity threats have materially affected or are reasonably likely to materially affect ZoomInfo, see “Risk Factors—Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K.
Cybersecurity Governance
Oversight of Risk Management Generally
Our Board has extensive involvement in the oversight of risk management related to us and our business. The Board accomplishes this oversight both directly and through its Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Privacy, Security and Technology Committee, each of which assists the Board in overseeing a part of our overall risk management and regularly reports to the Board. The Audit Committee represents the Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the oversight of administrative and financial controls, our compliance with legal and regulatory requirements and our policies with respect to risk assessment and risk management. Through its regular meetings with management, including the finance, legal and internal audit functions, the Audit Committee reviews and discusses significant areas of our business and related risks and summarizes for the Board areas of risk and any mitigating factors. The Compensation Committee considers, and discusses with management, management’s assessment of certain risks, including whether any risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us. The Nominating and Corporate Governance Committee oversees and evaluates programs and risks associated with Board organization, membership and structure, succession planning and corporate governance. In addition, our Board receives periodic detailed operating performance reviews from management. The Privacy, Security and Technology Committee represents the Board by periodically reviewing and discussing with Company management the Company’s major risk exposures relating to privacy, cybersecurity, and technology, and the steps the Company takes to detect, monitor, and actively manage such exposures.
Board Oversight of Privacy, Cybersecurity and Technology Risks
Our Board recognizes the importance of maintaining the trust and confidence of our customers and employees. As a part of its independent oversight of the key risks facing our company, the Board, primarily through its Privacy, Security and Technology Committee, devotes significant time and attention to the oversight of privacy, cybersecurity, and technology risks. The Privacy, Security, and Technology Committee oversees management’s approach to controls, policies, processes, and practices to gauge and address privacy, cybersecurity, and technology risks. The Privacy, Security, and Technology Committee regularly reports to the full Board and discusses the significant privacy, cybersecurity, and technology issues at the Board level.
Management
Our cybersecurity program is managed by our chief information security officer (“CISO”). Our CISO is informed about and monitors awareness, prevention, detection, mitigation, and remediation efforts through regular communication and reporting from members of the information security team. Our CISO has served in global information security roles for over 20 years, including serving as the Chief Information Security Officer for a leading cloud-based security company and other organizations. In addition, our chief information officer (“CIO”) has served in various leadership roles in the information technology field and has over 25 years of experience across multiple industries, including at adTech, semiconductor, consumer electronics, retail, software, and data companies.

Our CISO, CIO, chief technology officer, general counsel, and other members of management are part of an executive-level Security Steering Committee, along with subcommittees comprised of cross-functional representatives focused on evaluating ZoomInfo’s data governance, cybersecurity incident response framework, security culture, and product and application security, among other areas. Members of the executive-level Security Steering Committee provide updates and analysis regarding cybersecurity, data privacy, and related security topics to the Board’s Privacy, Security, and Technology Committee at each meeting. In addition, our legal, privacy, and compliance teams are focused on applicable cybersecurity laws and regulations and monitor changes to such laws and regulations with a view to implementing what we believe are best practices in the industry.
ITEM 2. PROPERTIES
Our corporate headquarters is located in Vancouver, Washington and consists of approximately 0.1 million square feet under a lease agreement that expires on August 31, 2025. In the third quarter of 2021, we executed a lease to occupy a new corporate headquarters in Vancouver, Washington, that consists of approximately 0.3 million square feet which is subject to remeasurement pursuant to the BOMA Standard upon completion of construction. We took possession of various spaces within our new headquarters in phases as sections of the property were made available by the landlord with lease commencement for certain spaces beginning in the second quarter of 2024 and anticipated occupancy beginning in the second half of 2025.
We maintain additional offices in Waltham, Massachusetts; Bethesda, Maryland; Conshohocken, Pennsylvania; San Francisco, California; Ra’anana, Israel; Toronto, Canada; Chennai, India; Bangalore, India; and London, England.
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
ITEM 3. LEGAL PROCEEDINGS
For a description of certain legal and regulatory proceedings, please read “Legal matters” in Note 10 - Commitments and Contingencies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed and traded on the Nasdaq Stock Market under the trading symbol “ZI”.
Stockholders
As of January 31, 2025, there were 11 holders of record of our common stock. The actual number of stockholders of common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index (^GSPC) and the Nasdaq Computer Index (^IXCO), assuming an initial investment of $100 at the market close on June 4, 2020, the date our stock commenced trading on the Nasdaq Stock Market. Data for the S&P 500 Index and the Nasdaq Computer Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs
October 2024	3,623	$10.32	—	$157.2
November 2024	1,908,248	10.36	1,900,000	137.6
December 2024	7,855	10.94	—	137.6
Total	1,919,726		1,900,000
________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB Phantom Units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). The total authorizations in 2023 and 2024 were $600.0 million and $500.0 million, respectively, of which $137.6 million remained available and authorized for repurchases as of December 31, 2024. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
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
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations, and recruiting teams. Our go-to-market intelligence platform empowers businesses with AI-ready insights, trusted data, and advanced automation providing sales, marketing, operations, and recruiting professionals accurate information and insights on the organizations and professionals they target. This enables our customers to shorten sales cycles and increase win rates by empowering sellers, marketers, and recruiters to efficiently deliver the right message to the right person at the right time in the right way.
ZoomInfo is the modern go-to-market intelligence platform, consisting of three distinct layers that build upon each other:
•Our Intelligence Layer is the foundation of our data-driven strategy. Our best-in-class data, curated through first- and third-party sources, includes billions of data points about companies and contacts, such as intent, hierarchy, location, and financial information.
•Our Orchestration Layer integrates and enriches our data sources. At this stage, our products assign and route data, leads, and insights to the appropriate people. This creates a dataset that is continuously updated and can be used to power automated business workflows. Our services connect with major CRM system providers enabling sales operations professionals to access a suite of products, services, and solutions to ingest, match, enrich, and connect data feeds into multiple systems.
•Our Engagement Layer allows sales, marketing, operations, and recruiting professionals to put data-driven insights into action to identify and communicate with prospects and customers. Go-to-market professionals use our engagement layer for multi-touch and multi-channel sales engagement, web meeting recording, transcription, insight generation, and coaching. Marketers drive awareness, lead generation, and deal acceleration campaigns through account-based marketing, advertising, and onsite conversion optimization solutions including chat functionality. Recruiters and talent acquisition professionals can locate and reach more better suited candidates, use pipeline management tools to collaborate and organize the hiring process, and automate aspects of the candidate outreach process by more efficiently finding and engaging candidates.
We generate substantially all of our revenue from sales of subscriptions to our platform. Subscriptions include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length. Over 49% of customer contracts (based on annualized value) are multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.

We sell access to our platform to both new and existing customers. We price our subscriptions based on the functionality, users, and records under management that are included in our contracts. Our core paid products are ZoomInfo Copilot, ZoomInfo Sales, ZoomInfo Marketing, ZoomInfo Operations, and ZoomInfo Talent (with add-on options for some products), and we have a free community edition, ZoomInfo Lite.
Our software, insights, and data enable over 35,000 companies to go-to-market more effectively and efficiently. Our customers are primarily businesses that sell to other businesses and operate in almost every industry vertical. They range from the largest global enterprises, to mid-market companies, down to small businesses. The top five industries that we serve, as measured by ACV, on December 31, 2024 are software, which comprised 32% of ACV (compared to 33% a year prior), non-IT business services, which comprised 20% of ACV (compared to 18% a year prior), IT business services, which comprised 8% of ACV (compared to 10% a year prior), financial, insurance & real estate, which comprised 8% of ACV (compared to 8% a year prior), and manufacturing, which comprised 6% of ACV (compared to 5% a year prior).
For the year ended December 31, 2024, no single customer contributed more than 10% of revenue. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12%, 13%, and 12% of total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, 1,867 customers contracted for more than $100,000 in ACV for ZoomInfo services.
We generated revenue of $1,214.3 million for the year ended December 31, 2024, as compared to revenue for the year ended December 31, 2023 of $1,239.5 million, and GAAP income from operations of $97.4 million for the year ended December 31, 2024, as compared to GAAP income from operations of $259.5 million for the year ended December 31, 2023. GAAP operating income margin was 8% for the year ended December 31, 2024, as compared to 21% in 2023. GAAP net income for the year ended December 31, 2024 was $29.1 million, as compared to GAAP net income of $107.3 million for the year ended December 31, 2023. In addition to our consolidated U.S. GAAP financial measures, we review various non-GAAP financial measures, including Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income. See “Non-GAAP Financial Measures” below. Our Adjusted Operating Income was $428.5 million for the year ended December 31, 2024, as compared to $498.6 million for the year ended December 31, 2023. Our Adjusted Operating Income Margin was 35% for the year ended December 31, 2024, as compared to 40% in 2023. Adjusted net income was $363.8 million for the year ended December 31, 2024, as compared to $413.1 million for the year ended December 31, 2023. See “Non-GAAP Financial Measures” below for definitions.
The discussion of our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, can be found in the Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Developments
Impact of Macroeconomic Conditions
Our business and financial condition have and may continue to be impacted by adverse macroeconomic conditions. See “Risk Factors - Geopolitical Risks and Macroeconomic Factors” in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the possible impact of these issues on our business.
First Lien Term Loan
In June 2024, we entered into an amendment to our existing First Lien Credit Agreement (the "Seventh Amendment"), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the applicable rate for both Base Rate loans and SOFR based loans by 50 basis points.

Waltham Lease Restructurings
In July 2024, the Company executed an agreement to restructure its existing lease commitments in Waltham, Massachusetts (“Waltham Lease Restructuring”). Pursuant to the agreement, the Company made a payment of $59.1 million. The Company also executed a new lease agreement for separate office space in Waltham, Massachusetts with the same landlord, with rent payments expected to commence in the fourth quarter of 2025. The lease will terminate on December 31, 2038.
In November 2024, the Company executed two amendments to the Waltham Lease Restructuring agreement. Pursuant to the first amendment, the Company agreed to lease separate office space in Waltham, Massachusetts with the same landlord in place of certain remaining lease components, whereby the existing space terminated immediately upon execution. The associated derecognition of the right-of-use assets and liabilities resulted in a loss of $28.3 million which was allocated among the appropriate financial statement line items on the Consolidated Statements of Operations. The Company expects rent payments to commence in the first quarter of 2025. The lease ends on December 31, 2025, and undiscounted lease payments are $1.5 million. Additionally, in November 2024, the Company executed a second amendment to the Waltham Lease Restructuring agreement to extend the term for a portion of the remaining components, which were set to terminate on December 31, 2024, by three months and is set to terminate on March 31, 2025. The Company is not obligated to make any additional lease payments as a result of the extension. See Note 13 - Leases of our audited consolidated financial statement included in Part II, Item 8 of this Form 10-K for further information regarding the Waltham Lease Restructuring and amended agreements.
Share Repurchase Program
In August 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Transaction”) with a financial institution to repurchase an aggregate $125.0 million of the Company’s common stock. The Company repurchased and retired in total 12,431,216 shares for $125.0 million at an average price of $10.06 per share as part of the ASR Transaction. See the section entitled “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities” for additional information.
Separately, in February 2025, our board of directors authorized an additional $500.0 million in repurchases under the Share Repurchase Program.
See Note 11 - Stockholders' Equity of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Acquiring New Customers
We are focused on continuing to grow the number of customers using our platform in the United States and around the world, and efficiently transacting with those customers. Acquiring new customers while optimizing the profile of those customers and the go-to-market channels we use to attract these customers will play a part in determining our operating results and growth prospects in the future. Acquiring new customers also strengthens the power of our contributory networks. We plan to continue to invest in our efficient go-to-market effort to expand our customer base. As of December 31, 2024, 2023 and 2022, we had over 35,000, 35,000, and 30,000 customers, respectively. We define a customer as a company that maintains one or more active paid subscriptions to our platform.

Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total ACV for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net annual retention rate was 87% and 87% as of December 31, 2024 and 2023, respectively. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See the caption above entitled “—Recent Developments — Impact of Macroeconomic Conditions.” Over the long term, we expect our net revenue retention rate to be influenced by our ability to move upmarket, as larger customers have historically exhibited higher net revenue retention. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of December 31, 2024, 2023 and 2022, our customers with over $100,000 in ACV was 1,867, 1,820, and 1,926, respectively.
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
As a result, we recorded an incremental charge during the second quarter of 2024 impacting our reported Revenue and General and administrative expenses. The charge represents a revision to our reserves for uncollectible accounts receivable, made up primarily of historical transactions with our SMB customers.
Impact of Acquisitions
We seek to grow through both internal development and the acquisition of businesses that broaden and strengthen our platform. Our recent acquisitions include Comparably, Inc. and Dogpatch Advisors, LLC in April 2022. These acquisitions have been a driver of our revenue, cost of service, operating expense, and interest expense growth when comparing the results for the years ended December 31, 2023 and 2022.
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
Cost of revenue
Cost of service. Cost of service includes direct expenses related to the support and operations of our services and research teams including salaries, benefits, equity-based compensation, and related expenses, such as employer taxes, allocated overhead for facilities, technology, third-party hosting fees, third-party data costs, and amortization of internally developed capitalized software.
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
Gross profit and Gross margin
Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of revenue. Gross profit has been and will continue to be affected by various factors, including leveraging economies of scale, the costs associated with third-party hosting services and third-party data, the level of amortization of acquired technology, and the extent to which we expand our customer support and research organizations. We expect that our gross margin will fluctuate from period to period depending on the interplay of these various factors.
Operating expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and amortization of other acquired intangibles. The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation and amortization expense, marketing, and restructuring and transaction-related expenses. We anticipate that restructuring and transaction-related expenses, including potential impairments, will be influenced by future acquisition activity, strategic restructuring activities, and the commencement of new leases. Specifically, as new leases commence, we may face increased impairment expenses for spaces that we do not intend to occupy and/or that we plan to sublease, which could cause these costs to vary, potentially significantly, from our historic levels. Refer to Note 13 - Leases of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.

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
We anticipate that we will continue to invest in sales and marketing capacity to enable future growth. We anticipate that sales and marketing expense excluding equity-based compensation as a percentage of revenue will fluctuate from period to period depending on the interplay of our growing investments in sales and marketing capacity excluding equity-based compensation, the recognition of revenue, and the amortization of deferred commissions costs.
Research and development. Research and development expenses support our efforts to enhance our existing platform and develop new software products. Research and development expenses primarily consist of employee compensation such as salaries, bonuses, equity-based compensation, and other employee-related benefits for our engineering and product management teams, as well as overhead costs, and technology. Research and development expenses do not reflect amortization of internally developed capitalized software. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us.
We anticipate that we will continue to invest in research and development in order to develop new features and functionality to drive incremental customer value in the future and that research and development expense as a percentage of revenue will modestly increase in the short-term, but will modestly decrease in the long-term as we drive efficiencies in that organization.
General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, equity-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses related to bad debt and collections, as well as for professional fees including legal services, accounting, banking, and other consulting services. General and administrative expenses also include restructuring and transaction-related expenses, such as impairment charges associated with our leasing activity. Refer to Note 13 - Leases of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information. We also incur charges associated with litigation settlements, such as the Class Action settlement previously disclosed, which are presented within General and administrative on the Consolidated Statements of Operations.
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
Other loss (income), net
Other loss (income), net consists primarily of the remeasurement of TRA liabilities, investment income, and realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.
Changes to existing tax law, including changes to the corporate income tax rates or the Company’s state tax footprint could lead to substantial remeasurement of the TRA liability recorded through Other loss (income), net. Additionally, the magnitude of Other loss (income), net may increase as we expand operations internationally and add complexity to our operations. Refer to the Provision for income taxes section below for further information.
Provision (Benefit) for income taxes
The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future deductible temporary differences, net operating losses and credits by assessing the carryforward period and adequacy of future expected taxable income from all sources, including reversing taxable temporary differences, future growth, and forecasted earnings, as well as historical earnings, taxable income in prior years, whether carryback is permitted under the law, and prudent and feasible tax planning strategies. A valuation allowance is established only if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
The Company has significant U.S. federal and state deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We regularly review whether it is more likely than not that our deferred tax assets will be realizable. As of December 31, 2024, a valuation allowance continues to be recorded against certain state-level attributes.
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
We have regularly taken tax positions, including with respect to our various corporate events and restructurings, in the ordinary course of determining our Provision for income taxes. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority based on the technical merits. We regularly review our tax positions with consideration of a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our Provision for income taxes in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.

Results of Operations
The following table presents our results of operations for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue	$1,214.3	$1,239.5	$1,098.0
Cost of revenue:
Cost of service(1)	$151.6	$139.4	$140.5
Amortization of acquired technology	38.2	39.1	48.2
Gross profit	$1,024.5	$1,061.0	$909.3
Operating expenses:
Sales and marketing(1)	$414.1	$408.5	$379.3
Research and development(1)	196.1	191.5	207.1
General and administrative(1)	295.3	179.6	125.1
Amortization of other acquired intangibles	21.6	21.9	22.0
Total operating expenses	$927.1	$801.5	$733.5
Income from operations	$97.4	$259.5	$175.8
Interest expense, net	39.3	45.2	47.6
Loss on debt modification and extinguishment	0.7	4.3	—
Other loss (income), net	26.1	(178.8)	(66.4)
Income before income taxes	$31.3	$388.8	$194.6
Provision for income taxes	2.2	281.5	131.4
Net income	$29.1	$107.3	$63.2
__________________
(1)Includes equity-based compensation expense as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of service	$10.5	$15.7	$20.2
Sales and marketing	50.3	71.3	80.4
Research and development	40.5	45.1	65.7
General and administrative	36.7	35.5	26.0
Total equity-based compensation expense	$138.0	$167.6	$192.3
Year Ended December 31, 2024 versus Year Ended December 31, 2023
Revenue. Revenue was $1,214.3 million for the year ended December 31, 2024, a decrease of $25.2 million, or 2%, as compared to $1,239.5 million for the year ended December 31, 2023. The decrease was primarily due to elevated write-off levels resulting from the operational changes implemented during the second quarter of 2024. Refer to the Factors Affecting the Comparability of Our Results of Operations section above.
Cost of revenue. Cost of revenue was $189.8 million for the year ended December 31, 2024, an increase of $11.3 million, or 6%, as compared to $178.5 million for the year ended December 31, 2023. Excluding equity-based compensation expense, cost of revenue was $179.3 million for the year ended December 31, 2024, an increase of $16.5 million, or 10%, as compared to $162.8 million for the year end December 31, 2023. The increase was primarily due to charges incurred related to lease restructuring activities, depreciation expense on internally developed capitalized software, and hosting fees.

Gross profit. Gross profit for the year ended December 31, 2024 was $1,024.5 million and represented a gross margin of 84%. Gross profit for the year ended December 31, 2023 was $1,061.0 million and represented a gross margin of 86%. The decrease in gross profit in the year ended December 31, 2024 relative to the year ended December 31, 2023 was a decrease of $36.5 million, or 3%. The gross profit and gross margin decline in the year ended December 31, 2024 was primarily due to lower revenues, as described above, and charges incurred related to lease restructuring activities, increased amortization expense on internally developed capitalized software, and hosting fees.
Operating expenses. Operating expenses were $927.1 million for the year ended December 31, 2024, an increase of $125.6 million, or 16%, as compared to $801.5 million for the year ended December 31, 2023. Excluding equity-based compensation expense, operating expenses were $799.6 million for the year ended December 31, 2024, an increase of $150.0 million, or 23%, as compared to $649.6 million for the year ended December 31, 2023.
•Sales and marketing for the year ended December 31, 2024 was $414.1 million representing an increase of $5.6 million, or 1%, as compared to $408.5 million for the year ended December 31, 2023. Sales and marketing, excluding equity-based compensation expense, for the year ended December 31, 2024 was $363.8 million representing an increase of $26.6 million, or 8%, as compared to $337.2 million for the year ended December 31, 2023 primarily due to charges incurred related to lease restructuring activities, and increased expenses relating to marketing, facilities, and employee-related benefits, offset by decreased compensation costs.
•Research and development for the year ended December 31, 2024 was $196.1 million representing an increase of $4.6 million, or 2%, as compared to $191.5 million for the year ended December 31, 2023. Research and development, excluding equity-based compensation expense, for the year ended December 31, 2024 was $155.6 million representing an increase of $9.2 million, or 6%, as compared to $146.4 million for the year ended December 31, 2023 primarily due to charges incurred related to lease restructuring activities, and increased employee-related benefits, offset by decreased compensation costs.
•General and administrative for the year ended December 31, 2024 was $295.3 million representing an increase of $115.7 million, or 64%, as compared to $179.6 million for the year ended December 31, 2023. General and administrative, excluding equity-based compensation expense, for the year ended December 31, 2024 was $258.6 million representing an increase of $114.5 million, or 79%, as compared to $144.1 million for the year ended December 31, 2023 primarily due to lease impairment and abandonment charges, lease restructuring activities, charges incurred related to the Class Actions (See Note 10 - Commitments and Contingencies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information), incremental bad debt expense resulting from the change in accounting estimate, and increased compensation costs.
•Amortization of other acquired intangibles was $21.6 million, representing a decrease of $0.3 million, or 1%, for the year ended December 31, 2024 as compared to $21.9 million for the year ended December 31, 2023.
Equity-based compensation expense. Equity-based compensation expense was $138.0 million for the year ended December 31, 2024, a decrease of $29.6 million, or 18%, as compared to $167.6 million for the year ended December 31, 2023, due to lower weighted average grant date fair values of grants being amortized in the current period compared to those that were amortized in the prior year and higher capitalization of equity-based compensation, partially offset by decreased termination expense reversals.
Income from operations. Income from operations was $97.4 million for the year ended December 31, 2024, a decrease of $162.1 million, or 62%, as compared to $259.5 million for the year ended December 31, 2023. The decrease was primarily due to lease impairment and abandonment charges, lease restructuring activities, and costs incurred related to the Class Actions, as well as the change in accounting estimate of collectability of accounts receivable. Operating income margin was 8% for the year ended December 31, 2024 as compared to 21% for the year ended December 31, 2023.

Interest expense, net. Interest expense, net was $39.3 million for the year ended December 31, 2024, a decrease of $5.9 million, or 13%, as compared to $45.2 million for the year ended December 31, 2023. The decrease was primarily due to the completion of a debt repricing, which resulted in a lower margin on our variable rate debt, as well as reduced principal debt outstanding from repayments during the year and higher interest income.
Other loss (income), net. Other loss, net was $26.1 million for the year ended December 31, 2024 which primarily consists of the TRA remeasurement loss of $38.5 million, partially offset by investment income of $9.5 million, as compared to other income, net of $178.8 million for the year ended December 31, 2023 which primarily consists of the TRA remeasurement gain of $160.7 million and investment income of $22.0 million, partially offset by a loss on foreign currency transactions of $3.9 million.
Provision for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the year ended December 31, 2024 was $2.2 million, representing an effective tax rate of 7.2%, as compared to provision for income taxes of $281.5 million, representing an effective tax rate of 72.4%, for the year ended December 31, 2023. The decrease in income tax expense was primarily due to remeasurement of the deferred tax assets resulting from state tax law and apportionment changes and reduction in income before income taxes. The effective tax rate differed from the U.S. statutory rate of 21% due to the remeasurement of deferred tax assets for the effect of state tax law and apportionment changes and research and development tax credits, partially offset by non-deductible equity-based compensation expense, shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial accounts, U.S. state taxes and valuation allowance established over certain state tax attributes. Refer to Note 17 - Income Taxes of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
Net income. Net income was $29.1 million for the year ended December 31, 2024, a decrease of $78.2 million or 73%, as compared to $107.3 million for the year ended December 31, 2023. The decrease was primarily due to lease impairment and abandonment charges, lease restructuring activities, charges incurred related to the Class Actions, and impacts resulting from revising our estimates of collectability of accounts receivable.
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

Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income
We define Adjusted Operating Income as income (loss) from operations adjusted for, as applicable, (i) the impact of fair value adjustments to acquired unearned revenue, (ii) amortization of acquired technology and other acquired intangibles, (iii) equity-based compensation expense, (iv) restructuring and transaction-related expenses, (v) integration costs and acquisition-related expenses, and (vi) legal settlement. We exclude the impact of fair value adjustments to acquired unearned revenue and amortization of acquired technology and other acquired intangibles, as well as equity-based compensation expense, because these are non-cash expenses or non-cash fair value adjustments and we believe that excluding these items provides meaningful supplemental information regarding performance and ongoing cash-generation potential. We exclude restructuring and transaction-related expenses, as well as integration costs and acquisition-related compensation, because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. We have also excluded charges associated with litigation settlements related to class actions because we believe it represents an extraordinary litigation expense outside of our ordinary course of business and is not indicative of our operative performance. Adjusted Operating Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.
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

The following table presents a reconciliation of Income from operations to Adjusted Operating Income for the periods presented:

	Year Ended December 31,
(in millions; unaudited)	2024	2023	2022
Income from operations (GAAP)	$97.4	$259.5	$175.8
Impact of fair value adjustments to acquired unearned revenue (1)	—	0.2	2.1
Amortization of acquired technology	38.2	39.1	48.2
Amortization of other acquired intangibles	21.6	21.9	22.0
Equity-based compensation expense	138.0	167.6	192.3
Restructuring and transaction-related expenses (2)	101.6	10.3	4.1
Integration costs and acquisition-related expenses (3)	—	—	3.3
Litigation settlement (4)	31.7	—	—
Adjusted Operating Income (Non-GAAP)	$428.5	$498.6	$447.8

Revenue (GAAP)	$1,214.3	$1,239.5	$1,098.0
Impact of fair value adjustments to acquired unearned revenue	—	0.2	2.1
Revenue for adjusted operating margin calculation (Non-GAAP)	$1,214.3	$1,239.7	$1,100.1

Operating Income Margin (GAAP)	8%	21%	16%
Adjusted Operating Income Margin (Non-GAAP)	35%	40%	41%
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
(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. For the year ended December 31, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. For the year ended December 31, 2022, this expense is primarily related to transition and retention payments related to 2021 and 2022 acquisitions. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of service	$8.2	$0.4	$0.3
Sales and marketing	25.2	2.1	—
Research and development	8.3	1.7	1.8
General and administrative	59.9	6.1	2.0
Total restructuring and transaction-related expenses	$101.6	$10.3	$4.1

(3)Represents costs directly associated with integration activities for acquisitions and acquisition-related expenses, which includes transaction bonuses and retention awards. For the year ended December 31, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of service	$—	$—	$0.2
Sales and marketing	—	—	0.5
Research and development	—	—	2.3
General and administrative	—	—	0.3
Total integration costs and acquisition-related expenses	$—	$—	$3.3
(4)Represents charges associated with certain legal settlements. For the year ended December 31, 2024, these charges are primarily related to costs incurred due to the Class Actions. See Note 10 - Commitments and Contingencies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Adjusted Operating Income for the year ended December 31, 2024 was $428.5 million and represented an Adjusted Operating Income Margin of 35%. Adjusted Operating Income for the year ended December 31, 2023 was $498.6 million and represented an Adjusted Operating Income Margin of 40%. The change in Adjusted Operating Income in the year ended December 31, 2024 relative to the year ended December 31, 2023 was a decrease of $70.1 million, or 14%, and primarily due to the change in accounting estimate of collectability of accounts receivable resulting in both reduced revenues as well as incremental bad debt expense combined with increased employee benefit and facility expenses.
The following table presents a reconciliation of Net income to Adjusted Net Income for the periods presented:

	Year Ended December 31,
(in millions; unaudited)	2024	2023	2022
Net income (GAAP)	$29.1	$107.3	$63.2
Impact of fair value adjustments to acquired unearned revenue (1)	—	0.2	2.1
Loss on debt modification and extinguishment	0.7	4.3	—
Amortization of acquired technology	38.2	39.1	48.2
Amortization of other acquired intangibles	21.6	21.9	22.0
Equity-based compensation expense	138.0	167.6	192.3
Restructuring and transaction-related expenses (2)	101.6	10.3	4.1
Integration costs and acquisition-related expenses (3)	—	—	3.3
Litigation settlement (4)	31.7	—	—
TRA liability remeasurement (benefit) expense	38.5	(160.7)	(65.6)
Other income	(2.4)	—	—
Tax impacts of adjustments to net income (loss) (5)	(33.2)	223.1	93.8
Adjusted Net Income (Non-GAAP)	$363.8	$413.1	$363.5
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

(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. For the year ended December 31, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. For the year ended December 31, 2022, this expense is primarily related to transition and retention payments related to 2021 and 2022 acquisitions. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of service	$8.2	$0.4	$0.3
Sales and marketing	25.2	2.1	—
Research and development	8.3	1.7	1.8
General and administrative	59.9	6.1	2.0
Total restructuring and transaction-related expenses	$101.6	$10.3	$4.1
(3)Represents costs directly associated with integration activities for acquisitions and acquisition-related expenses, which includes transaction bonuses and retention awards. For the year ended December 31, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of service	$—	$—	$0.2
Sales and marketing	—	—	0.5
Research and development	—	—	2.3
General and administrative	—	—	0.3
Total integration costs and acquisition-related expenses	$—	$—	$3.3
(4)Represents charges associated with certain legal settlements. For the year ended December 31, 2024, these charges are primarily related to costs incurred due to the Class Actions. See Note 10 - Commitments and Contingencies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
(5)Represents tax expense associated with Net income (GAAP) excluded from Adjusted Net Income (Non-GAAP). The Company calculates the tax impacts of adjustments to net income (loss) by taking the total gross value of the adjustments and multiplying it by the Company’s U.S. federal and state statutory tax rate. We then recalculate the tax impact of book-tax differences related to equity compensation, the tax receivable agreements, restructuring and transaction-related expenses, and items that are deemed to be unrelated to current year operating income or are one-time in nature, such as provision to return true-ups. For the year ended December 31, 2024, these primarily relate to adjusting out $30.1 million of tax benefit from the effects of changes in state tax law and apportionment, recognizing $63.6 million of tax benefit related to the amortization of costs associated with corporate structure simplification, and adjusting out $17.5 million of tax expense from non-deductible stock-based compensation. For the year ended December 31, 2023, these primarily relate to adjusting out $138.4 million of tax expense from the effects of changes in state tax law and apportionment, recognizing $60.0 million of tax benefit related to the amortization of costs associated with corporate structure simplification, and adjusting out $23.4 million of tax expense from non-deductible stock-based compensation. For the year ended December 31, 2022, these primarily relate to adjusting out $71.1 million of tax expense from the effects of changes in state tax law and apportionment, recognizing $59.1 million of tax benefit related to the amortization of costs associated with corporate structure simplification, and adjusting out $12.4 million of tax expense from non-deductible stock-based compensation. We believe the exclusion of these adjustments provides investors with useful information about the Company’s underlying results and trends, allowing them to better understand and compare net income (loss) related to ongoing operations and the related current and deferred income tax expense.

Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Management further adjusts EBITDA to exclude certain items of a significant or unusual nature, including other (income) expense, net, loss on debt modification and extinguishment, impact of certain non-cash items, such as fair value adjustments to acquired unearned revenue and equity-based compensation expense, restructuring and transaction-related expenses, integration costs and acquisition-related expenses, and litigation settlement. We exclude these items because these are non-cash expenses or non-cash fair value adjustments, which we do not consider indicative of performance and ongoing cash-generation potential or are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted EBITDA is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of Net income to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in millions; unaudited)	2024	2023	2022
Net income (GAAP)	$29.1	$107.3	$63.2
Provision for income taxes	2.2	281.5	131.4
Interest expense, net	39.3	45.2	47.6
Loss on debt modification and extinguishment	0.7	4.3	—
Depreciation expense (1)	23.9	19.6	17.6
Amortization of acquired technology	38.2	39.1	48.2
Amortization of other acquired intangibles	21.6	21.9	22.0
Other loss (income), net (2)	26.1	(178.8)	(66.4)
Impact of fair value adjustments to acquired unearned revenue (3)	—	0.2	2.1
Equity-based compensation expense	138.0	167.6	192.3
Restructuring and transaction-related expenses (4)	101.6	10.3	4.1
Integration costs and acquisition-related expenses (5)	—	—	3.3
Litigation settlement (6)	31.7	—	—
Adjusted EBITDA (Non-GAAP)	$452.4	$518.2	$465.4
__________________
(1)Amounts for the year ended December 31, 2024 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 5 - Property and Equipment and Note 13 - Leases of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
(2)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
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

(4)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. For the year ended December 31, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. For the year ended December 31, 2022, this expense is primarily related to transition and retention payments related to 2021 and 2022 acquisitions. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of service	$8.2	$0.4	$0.3
Sales and marketing	25.2	2.1	—
Research and development	8.3	1.7	1.8
General and administrative	59.9	6.1	2.0
Total restructuring and transaction-related expenses	$101.6	$10.3	$4.1
(5)Represents costs directly associated with integration activities for acquisitions and acquisition-related expenses, which includes transaction bonuses and retention awards. For the year ended December 31, 2022, this expense related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of service	$—	$—	$0.2
Sales and marketing	—	—	0.5
Research and development	—	—	2.3
General and administrative	—	—	0.3
Total integration costs and acquisition-related expenses	$—	$—	$3.3
(6)Represents charges associated with certain legal settlements. For the year ended December 31, 2024, these charges are primarily related to costs incurred due to the Class Actions. See Note 10 - Commitments and Contingencies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Adjusted EBITDA for the year ended December 31, 2024 was $452.4 million, a decrease of $65.8 million, or 13%, relative to $518.2 million for the year ended December 31, 2023. This decrease was primarily due to the change in accounting estimate of collectability of accounts receivable resulting in both reduced revenues as well as increased bad debt expense.
Liquidity and Capital Resources
As of December 31, 2024, we had $139.9 million of cash and cash equivalents, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers for services annually, semi-annually, or quarterly in advance of delivery. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2024, we had unearned revenue of $477.9 million, of which $473.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

ZoomInfo Technologies Inc. is a holding company with no material assets other than its ownership of common stock of ZoomInfo Intermediate Inc. and Holdings LLC Units and has no independent means of generating revenue. Although we have no current plans to pay cash dividends on our common stock, in the event ZoomInfo Technologies Inc. were to declare any cash dividend, ZoomInfo Technologies Inc. may have to cause ZoomInfo Intermediate Inc. and ZoomInfo Holdings and their subsidiaries to make distributions to ZoomInfo Technologies Inc. in part through distributions to ZoomInfo Intermediate Inc. and ZoomInfo Holdings, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo Intermediate and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements contain covenants that may restrict ZoomInfo Intermediate Inc., ZoomInfo Holdings and their subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo Midco LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo Midco LLC (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo Midco LLC are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo Midco LLC. See “Risk Factors - Organizational Structure Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net cash provided by operating activities	$369.4	$434.9	$417.0
Net cash provided by (used in) investing activities	13.4	24.4	(281.1)
Net cash used in financing activities	(690.0)	(427.2)	(25.9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(307.2)	$32.1	$110.0
Cash flows from operating activities
Net cash provided by operating activities was $369.4 million for the year ended December 31, 2024 as a result of net income of $29.1 million and non-cash adjustments of $425.3 million, partially offset by the net change in our operating assets and liabilities of $85.0 million. The non-cash adjustments are primarily comprised of equity-based compensation expense of $138.0 million, depreciation and amortization of $85.7 million, amortization of deferred commission costs of $67.6 million, asset impairments of $57.4 million, provision for bad debt expense of $42.8 million, and tax receivable agreement remeasurement of $38.5 million. The net change in operating assets and liabilities was primarily the result of a decrease in accrued expenses and other liabilities of $43.4 million, an increase in deferred costs and other assets of $35.5 million, a decrease in accounts payable of $17.7 million, and an increase in accounts receivable of $16.9 million, offset by an increase in unearned revenue of $36.1 million.

Net cash provided by operating activities was $434.9 million for the year ended December 31, 2023 as a result of net income of $107.3 million, adjusted by non-cash charges of $485.2 million and the change in our operating assets net of operating liabilities of $157.6 million. The non-cash charges are primarily comprised of deferred tax assets net of deferred tax liabilities of $276.7 million, equity-based compensation expense of $167.6 million, depreciation and amortization of $80.6 million, and amortization of deferred commission costs of $75.3 million, partially offset by tax receivable agreement remeasurement of $160.7 million. The net change in operating assets and liabilities was primarily the result of an increase in accounts receivable of $82.8 million, an increase in deferred costs and other assets of $78.2 million, and a decrease in accrued expenses and other liabilities of $11.2 million, partially offset by an increase in unearned revenue of $22.0 million.
We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related cash costs. During the years ended December 31, 2024, 2023, and 2022 we incurred the following cash expenditures:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash interest expense	$44.0	$48.5	$50.0
Restructuring and transaction-related expenses paid in cash (1)	67.0	6.1	14.6
Integration costs and acquisition-related expenses paid in cash (2)	1.3	0.5	3.7
Litigation settlement payments (3)	30.1	—	—
__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2024, these payments related primarily to the Waltham Lease Restructuring. See Note 13 - Leases of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information. For the year ended December 31, 2023, these payments related primarily to a June 2023 reduction in force, legal costs paid related to 2021 and 2022 acquisitions, and Waltham sublease costs. For the year ended December 31, 2022, these payments related primarily to transition bonuses paid related to 2022 acquisitions offset by payment received for the Waltham sublease termination.
(2)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the years ended December 31, 2024 and 2023, these payments related to deferred compensation from the acquisition of Insent. For the year ended December 31, 2022, these payments related to retention awards from the acquisitions of Clickagy, Everstring, and Insent, and professional fees relating to integration projects.
(3)Represents charges associated with certain legal settlements. For the year ended December 31, 2024, these charges are primarily related to costs incurred due to the Class Actions. See Note 10 - Commitments and Contingencies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
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
Cash flows from investing activities
Net cash provided by investing activities for the year ended December 31, 2024 was $13.4 million, primarily consisting of maturities of short-term investments of $82.2 million, partially offset by purchases of property and equipment and other assets of $64.9 million, and payments of initial direct costs of $3.4 million.
Net cash provided by investing activities for the year ended December 31, 2023 was $24.4 million, consisting of maturities of short-term investments of $194.5 million, partially offset by purchases of short-term investments of $145.0 million, and purchases of property and equipment and other assets of $26.5 million.

As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash flows from financing activities
Net cash used in financing activities for the year ended December 31, 2024 was $690.0 million which was primarily comprised of payments relating to the repurchase of common stock of $565.6 million, TRA payments of $94.0 million, and payment of taxes related to net share settlement of equity awards of $22.8 million.
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
Refer to Note 7 - Financing Arrangements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information related to each of our borrowings.
Debt Obligations
As of December 31, 2024, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. As of December 31, 2024, the Company has a remaining balance of $588.1 million with respect to its first lien term loans. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate initial outstanding amount, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 0.75% for Base Rate loans or 1.75% for SOFR loans. The effective interest rate on the first lien debt was 6.56% and 7.83% as of December 31, 2024 and December 31, 2023, respectively.
The first lien revolving credit facility, which had no amount outstanding as of December 31, 2024, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments (as applicable), divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the twelve months ended December 31, 2024 was $452.4 million. Our total net leverage ratio to Adjusted EBITDA as of December 31, 2024 was 2.4x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,238.1
Less: Cash and cash equivalents, and restricted cash	149.0
Net contractual maturity of outstanding indebtedness	$1,089.1
Trailing Twelve Months (TTM) Adjusted EBITDA	$452.4
Total net leverage ratio to Adjusted EBITDA	2.4x

Our consolidated first lien net leverage ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and short-term investments (as applicable), divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the twelve months ended December 31, 2024 was $495.2 million. Our consolidated first lien net leverage ratio as of December 31, 2024 was 0.9x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$588.1
Less: Cash and cash equivalents	139.9
Net contractual maturity of First Lien indebtedness	$448.2
Trailing Twelve Months (TTM) Cash EBITDA	$495.2
Consolidated first lien net leverage ratio	0.9x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, restricted cash, and short-term investments (as applicable), divided by trailing twelve months Cash EBITDA. Cash EBITDA for the twelve months ended December 31, 2024 was $495.2 million. Our total net leverage ratio to Cash EBITDA as of December 31, 2024 was 2.2x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,238.1
Less: Cash and cash equivalents, and restricted cash	149.0
Net contractual maturity of outstanding indebtedness	$1,089.1
Trailing Twelve Months (TTM) Cash EBITDA	$495.2
Total net leverage ratio to Cash EBITDA	2.2x

Trailing Twelve Months as of
(in millions)	December 31, 2024
Net income (GAAP)	$29.1
Provision for income taxes	2.2
Interest expense, net	39.3
Depreciation expense (1)	23.9
Amortization of acquired technology	38.2
Amortization of other acquired intangibles	21.6
Other loss (income), net (2)	26.1
Loss on debt modification and extinguishment	0.7
Equity-based compensation expense	138.0
Restructuring and transaction-related expenses (3)	101.6
Litigation settlement (4)	31.7
Adjusted EBITDA (Non-GAAP)	$452.4
Unearned revenue adjustment	36.1
Cash rent adjustment	6.2
Other lender adjustments	0.6
Cash EBITDA (Non-GAAP)	$495.2

__________________
(1)Amounts for the year ended December 31, 2024 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 5 - Property and Equipment and Note 13 - Leases of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
(2)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities.
(4)Represents charges associated with certain legal settlements. For the year ended December 31, 2024, these charges are primarily related to costs incurred due to the Class Actions. See Note 10 - Commitments and Contingencies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
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
Capital Expenditures
Capital expenditures increased by $38.4 million, or 145%, to $64.9 million in the year ended December 31, 2024 compared to the year ended December 31, 2023, as a result of increased expenditures related to new facilities and increased capitalization of development expenses.
Tax Receivable Agreements
We have entered into two Tax Receivable Agreements. We entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These Tax Receivable Agreements provide for the payment by members of the ZoomInfo Tax Group to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85% of the benefits, if any, that the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of utilization or deemed utilization of certain tax attributes and benefits covered by the Tax Receivable Agreements.
The tax attributes and benefits covered by the Exchange Tax Receivable Agreement include (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that increased the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of Holdings LLC Units for shares of common stock after the IPO, as well as certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement.
The tax attributes and benefits covered by the Reorganization Tax Receivable Agreement include certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits.
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

The ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustments upon exchanges of Holdings LLC Units for shares of common stock may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The ZoomInfo Tax Group expects to benefit from the remaining 15% of realized cash tax benefits.
For purposes of the tax receivable agreements, the realized cash tax benefits will be computed by comparing the actual income tax liability of the ZoomInfo Tax Group (calculated with certain assumptions) to the amount of such taxes that the ZoomInfo Tax Group would have been required to pay had the tax receivable agreements not been entered into and had there been no existing tax basis, no anticipated tax basis adjustments of the assets of the ZoomInfo Tax Group as a result of exchanges, and no utilization of certain tax attributes of the Blocker Companies (including the Blocker Companies’ allocable share of existing tax basis). The term of each tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless (i) ZoomInfo Tax Group exercises its right to terminate one or both tax receivable agreements for an amount based on the agreed payments remaining to be made under the agreement, (ii) ZoomInfo Tax Group breaches any of its material obligations under one or both tax receivable agreements in which case all obligations (including any additional interest due relating to any deferred payments) generally will be accelerated and due as if ZoomInfo Tax Group had exercised its right to terminate the tax receivable agreements, or (iii) there is a change of control of ZoomInfo Tax Group, in which case the Pre-IPO Owners may elect to receive an amount based on the agreed payments remaining to be made under the agreement determined as described above in clause (i). Estimating the amount of payments that may be made under the tax receivable agreements is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The amount of existing tax basis and the anticipated tax basis adjustments, as well as the amount and timing of any payments under the tax receivable agreements, will vary depending upon a number of factors, including our blended federal and state tax rate, the amount and timing of our income and deductions, and situations where no net benefit is received from the tax attributes.
We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of Holdings LLC Units for shares of common stock and our expected utilization of certain tax attributes, the payments that ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. As of December 31, 2024, the Company had a liability of $2,762.5 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and Holdings LLC Units. During the year ended December 31, 2024, $94.0 million was paid to TRA holders pursuant to the Tax Receivable Agreements. There were no payments made pursuant to the Tax Receivable Agreements during the years ended December 31, 2023. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of Holdings LLC Units. Refer to Note 16 - Tax Receivable Agreements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Contractual Obligations and Commitments
The following table summarizes our material contractual obligations as of December 31, 2024 and the years in which these obligations are due:

		Payments due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term indebtedness (1)	$1,238.1	$5.9	$11.8	$661.8	$558.6
Operating leases (2)	303.1	(16.6)	40.6	52.2	226.9
Deferred consideration and employee compensation (3)	0.1	0.1	—	—	—
Purchase obligations (4)	104.9	45.5	59.4	—	—
Total contractual obligations	$1,646.2	$34.9	$111.8	$714.0	$785.5
__________________
(1)Includes future principal payments on long-term indebtedness through the scheduled maturity dates thereof. Indebtedness is discussed in Note 7 - Financing Arrangements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Interest incurred on amounts we borrow is based on relative borrowing levels, fluctuations in the variable interest rates, and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest and therefore no amounts have been included in the above table.
(2)Represents future payments on existing operating leases, including future tenant improvement allowance reimbursements through the scheduled expiration dates thereof. This amount excludes executed lease agreements that commence after December 31, 2024.
(3)Includes deferred consideration and employee compensation related to the Dogpatch acquisitions at the currently estimated payout amounts, undiscounted. Acquisitions and related deferred consideration are discussed in Note 10 - Commitments and Contingencies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Estimated contingent consideration is subject to change depending on results of factors each arrangement is based on.
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

While our significant accounting policies are more fully described in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K, we believe the following topics reflect our critical accounting policies and our more significant judgment and estimates used in the preparation of our financial statements.
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
Tax Receivable Agreements
In connection with our IPO, we entered into two Tax Receivable Agreements with certain non-controlling interest holders (the “TRA Holders”). The TRAs generally provide for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax based on income that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings.
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of income as a component of Other loss (income), net. Refer to Note 16 - Tax Receivable Agreements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
Income Taxes
ZoomInfo Technologies Inc. is a corporation, and it and its U.S. affiliates are subject to U.S. federal and state income tax. Additionally, our operations in Canada, India, Israel, and the U.K. are subject to local country income taxes.

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
The Company reviews all available evidence to evaluate the realizability of its deferred tax assets, including consideration of both positive and negative evidence, scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies and results of recent operations. If, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, a valuation allowance is recorded. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute our business plans and tax planning strategies. If there is a change in our ability to recover certain deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.

The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based solely on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest and penalties within Provision for income taxes on the Consolidated Statements of Operations. Refer to Note 17 - Income Taxes of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K regarding recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Inflation
We do not believe that inflation has had a material direct effect on our business, financial condition, or results of operations. Our business, financial condition, or results of operations may be impacted by macroeconomic conditions, including underlying factors such as inflation. See “Risk Factors - Geopolitical and Macroeconomic Factors” in Part I, Item 1A of this Annual Report on Form 10-K for further discussion of the possible impact of these issues on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our first lien term loan, which bears a variable interest rate based on SOFR. As of December 31, 2024, the total principal balance outstanding was $588.1 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 7 - Financing Arrangements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K). Based on the outstanding balances and interest rates of our debt as of December 31, 2024, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our first lien term loan since loan inception. As of December 31, 2024, all cash flow hedging relationships are designated as accounting hedges.
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
To manage the foreign currency exchange rate risk and to reduce the volatility associated with the fluctuation of foreign currencies, we may use foreign exchange forward contracts or other financial instruments from time to time. In the second quarter of 2024, the Company re-initiated a foreign currency hedging program (see Note 8 - Derivatives and Hedging Activities of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K). This program aimed to mitigate potential adverse effects on our financial results from significant currency movements.
Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to Other loss (income), net on our Consolidated Statements of Operations. Although the impact of currency fluctuations on our financial results has been immaterial in the past and we believe that for the reasons cited above, currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations or our hedging activities will not be material in the future.

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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of ZoomInfo Technologies Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the realizability of deferred tax assets
As discussed in Note 17 to the consolidated financial statements, at December 31, 2024, the Company had deferred tax assets of $3,805.1 million. These deferred tax assets consist primarily of $3,145.9 million of deductible temporary differences related to intangibles. The Company recognizes deferred tax assets to the extent it is more likely than not that the assets will be realized. The Company considered positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations.
We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. The evaluation of the realizability of deferred tax assets required subjective auditor judgment to assess the projections of future taxable income, specifically projected revenue growth rates, over the periods in which those temporary differences become deductible.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to assessing the realizability of deferred tax assets, including controls related to the Company’s evaluation of projected revenue growth rates used to project future taxable income. We evaluated the Company’s projected revenue growth rates used to project future taxable income by comparing them to (1) historical and projected growth rates of peer entities, and (2) historical growth rates of the Company. We performed a sensitivity analysis to assess the impact of reasonably possible changes in the projected future taxable income, including changes to projected revenue growth rates, on the Company’s determination of the realizability of deferred tax assets.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Portland, Oregon
February 25, 2025

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except shares data)
	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$139.9	$447.1
Short-term investments	—	82.2
Restricted cash, current	—	0.2
Accounts receivable, net	246.1	272.0
Prepaid expenses and other current assets	58.6	59.6
Income tax receivable	6.4	3.2
Total current assets	$451.0	$864.3

Restricted cash, non-current	9.1	8.9
Property and equipment, net	112.6	65.1
Operating lease right-of-use assets, net	90.9	80.7
Intangible assets, net	275.8	334.6
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,717.6	3,707.1
Deferred costs and other assets, net of current portion	117.9	114.9
Total assets	$6,467.6	$6,868.3

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16.6	$34.4
Accrued expenses and other current liabilities	123.0	113.8
Unearned revenue, current portion	473.8	439.6
Income taxes payable	0.6	2.0
Current portion of tax receivable agreements liability	22.3	31.4
Current portion of operating lease liabilities	9.9	11.2
Current portion of long-term debt	5.9	6.0
Total current liabilities	$652.1	$638.4

Unearned revenue, net of current portion	4.1	2.3
Tax receivable agreements liability, net of current portion	2,740.2	2,786.6
Operating lease liabilities, net of current portion	151.2	89.9
Long-term debt, net of current portion	1,221.8	1,226.4
Deferred tax liabilities	2.4	1.9
Other long-term liabilities	2.3	3.5
Total liabilities	$4,774.1	$4,749.0

Commitments and Contingencies (Note 10)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of December 31, 2024 and 2023; 342,027,974 and 384,830,529 issued and outstanding as of December 31, 2024 and 2023, respectively	$3.4	$3.8
Preferred stock, par value $0.01; 200,000,000 shares authorized as of December 31, 2024 and 2023; zero issued and outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	1,362.9	1,804.9
Accumulated other comprehensive income	14.8	27.3
Retained earnings	312.4	283.3
Total stockholders' equity	$1,693.5	$2,119.3
Total liabilities and stockholders' equity	$6,467.6	$6,868.3

See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$1,214.3	$1,239.5	$1,098.0
Cost of revenue:
Cost of service(1)	$151.6	$139.4	$140.5
Amortization of acquired technology	38.2	39.1	48.2
Gross profit	$1,024.5	$1,061.0	$909.3
Operating expenses:
Sales and marketing(1)	$414.1	$408.5	$379.3
Research and development(1)	196.1	191.5	207.1
General and administrative(1)	295.3	179.6	125.1
Amortization of other acquired intangibles	21.6	21.9	22.0
Total operating expenses	$927.1	$801.5	$733.5
Income from operations	$97.4	$259.5	$175.8
Interest expense, net	39.3	45.2	47.6
Loss on debt modification and extinguishment	0.7	4.3	—
Other loss (income), net	26.1	(178.8)	(66.4)
Income before income taxes	$31.3	$388.8	$194.6
Provision for income taxes	2.2	281.5	131.4
Net income	$29.1	$107.3	$63.2
Net income per share of common stock:
Basic	$0.08	$0.27	$0.16
Diluted	0.08	0.27	0.16
________________
(1)Amounts include equity-based compensation expense, as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of service	$10.5	$15.7	$20.2
Sales and marketing	50.3	71.3	80.4
Research and development	40.5	45.1	65.7
General and administrative	36.7	35.5	26.0
Total equity-based compensation expense	$138.0	$167.6	$192.3

See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$29.1	$107.3	$63.2
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedges	$8.2	$6.6	$45.6
Realized gain on settlement of cash flow hedges	(24.9)	(24.1)	(5.0)
Amortization of deferred losses related to the dedesignated Interest Rate Swap	0.1	0.2	0.2
Other comprehensive income (loss), before tax	$(16.6)	$(17.3)	$40.8
Tax effect	4.1	4.9	(10.6)
Other comprehensive income (loss), net of tax	$(12.5)	$(12.4)	$30.2
Comprehensive income	$16.6	$94.9	$93.4
See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders' Equity (in millions, except shares data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholder’s equity
Balance, December 31, 2021	403,315,989	$4.0	$1,871.6	$9.5	$112.8	$1,997.9
Issuance of common stock upon vesting of RSUs	1,250,216	—	—	—	—	—
Issuance of common stock related to ESPP	155,599	—	4.2	—	—	4.2
Shares withheld related to net share settlement and other	(422,688)	—	(17.4)	—	—	(17.4)
Exercise of stock options	63,193	—	1.4	—	—	1.4
Forfeitures / cancellations	(279,047)	—	—	—	—	—
Net income	—	—	—	—	63.2	63.2
Other comprehensive income	—	—	—	30.2	—	30.2
Equity-based compensation expense	—	—	192.3	—	—	192.3
Balance, December 31, 2022	404,083,262	$4.0	$2,052.1	$39.7	$176.0	$2,271.8
Issuance of common stock upon vesting of RSUs	4,308,143	$—	$—	$—	$—	$—
Issuance of common stock related to ESPP	339,282	—	7.2	—	—	7.2
Shares withheld related to net share settlement and other	(1,279,965)	—	(24.7)	—	—	(24.7)
Exercise of stock options	18,448	—	0.4	—	—	0.4
Forfeitures / cancellations	(10,977)	—	—	—	—	—
Repurchase of common stock	(22,627,664)	(0.2)	(403.1)	—	—	(403.3)
Net income	—	—	—	—	107.3	107.3
Other comprehensive loss	—	—	—	(12.4)	—	(12.4)
Equity-based compensation expense	—	—	173.0	—	—	173.0
Balance, December 31, 2023	384,830,529	$3.8	$1,804.9	$27.3	$283.3	$2,119.3
Issuance of common stock upon vesting of RSUs	5,295,543	$—	$—	$—	$—	$—
Issuance of common stock related to ESPP	406,006	—	4.2	—	—	4.2
Shares withheld related to net share settlement	(1,681,950)	—	(22.7)	—	—	(22.7)
Forfeitures / cancellations	(20,412)	—	—	—	—	—
Repurchase of common stock	(46,801,742)	(0.4)	(567.0)	—	—	(567.4)
Net income	—	—	—	—	29.1	29.1
Other comprehensive loss	—	—	—	(12.5)	—	(12.5)
Equity-based compensation expense	—	—	143.5	—	—	143.5
Balance, December 31, 2024	342,027,974	$3.4	$1,362.9	$14.8	$312.4	$1,693.5
See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income	$29.1	$107.3	$63.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.7	80.6	87.8
Amortization of debt discounts and issuance costs	2.2	2.4	3.0
Amortization of deferred commissions costs	67.6	75.3	65.9
Asset impairments and lease abandonment charges	57.4	5.2	—
Gain on lease modification	(1.7)	—	—
Loss on debt modification and extinguishment	0.7	4.3	—
Deferred consideration valuation adjustments	—	—	0.2
Equity-based compensation expense	138.0	167.6	192.3
Deferred income taxes	(5.9)	276.7	123.3
Tax receivable agreement remeasurement	38.5	(160.7)	(65.6)
Provision for bad debt expense	42.8	33.8	5.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(16.9)	(82.8)	(39.3)
Prepaid expenses and other current assets	(4.4)	(8.0)	(8.0)
Deferred costs and other assets, net of current portion	(35.5)	(78.2)	(81.9)
Income tax receivable	(3.2)	2.4	(0.7)
Accounts payable	(17.7)	(1.8)	19.5
Accrued expenses and other liabilities	(43.4)	(11.2)	2.8
Unearned revenue	36.1	22.0	48.8
Net cash provided by operating activities	$369.4	$434.9	$417.0

Investing activities:
Purchases of short-term investments	$—	$(145.0)	$(139.3)
Maturities of short-term investments	82.2	194.5	30.8
Proceeds from sales of short-term investments	—	1.4	—
Purchases of property and equipment and other assets	(64.9)	(26.5)	(28.9)
Right of use asset initial direct costs	(3.4)	—	—
Cash paid for acquisitions, net of cash acquired	(0.5)	—	(143.7)
Net cash provided by (used in) investing activities	$13.4	$24.4	$(281.1)

Financing activities:
Payments of deferred consideration	$(0.7)	$(0.4)	$(1.1)
Payments of debt issuance and modification costs	(2.1)	(3.8)	(0.4)
Repayment of debt	(5.9)	(6.0)	—
Proceeds from exercise of stock options	—	0.4	1.3
Taxes paid related to net share settlement of equity awards	(22.8)	(24.5)	(17.4)
Proceeds from issuance of common stock under the ESPP	4.2	7.2	4.2
Payments of equity issuance costs	—	—	(0.3)
Tax receivable agreement payments	(94.0)	—	(12.2)
Repurchase of common stock	(565.6)	(400.1)	—
Tax distributions	(3.1)	—	—
Net cash used in financing activities	$(690.0)	$(427.2)	$(25.9)

ZoomInfo Technologies Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2024	2023	2022

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(307.2)	$32.1	$110.0
Cash, cash equivalents, and restricted cash at beginning of year	456.2	424.1	314.1
Cash, cash equivalents, and restricted cash at end of year	$149.0	$456.2	$424.1

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$139.9	$447.1	$418.0
Restricted cash, current	—	0.2	—
Restricted cash, non-current	9.1	8.9	6.1
Total cash, cash equivalents, and restricted cash	$149.0	$456.2	$424.1

Supplemental disclosures of cash flow information:
Interest paid in cash	$44.0	$48.5	$50.0
Cash paid for taxes	13.8	12.2	11.6

Supplemental disclosures of non-cash investing and financing activities:
Equity-based compensation included in capitalized software	$5.6	$5.4	$—
Property and equipment included in accounts payable and accrued expenses and other current liabilities	5.0	1.8	0.9
See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc. and Subsidiaries
Notes to Audited Consolidated Financial Statements
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies
Business
ZoomInfo Technologies Inc., through its operating subsidiaries, (the “Company”, “we”, “us”, “our”, and “ZoomInfo”) provides a go-to-market intelligence and engagement platform for sales, marketing, operations, and recruiting professionals. The Company’s cloud-based platform provides workflow tools with integrated, accurate, and comprehensive information on organizations and professionals to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle.
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
Revenue Recognition
The Company derives revenue primarily from subscription services. Our subscription services consist of our software as a service (“SaaS”) applications and related access to our platform. Subscription contracts are generally based on the number of users that access our applications, the level of functionality that they can access, and the amount of data that a customer integrates with their systems. Our subscription contracts typically have a term of one to three years and are non-cancelable. We typically bill for services annually, semi-annually, or quarterly in advance of delivery.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. No single customer accounted for 10% or more of our revenue for the years ended December 31, 2024, 2023, and 2022 or accounted for more than 10% of accounts receivable as of December 31, 2024 and 2023.
Accounts Receivable and Contract Assets
Accounts receivable represents billed transaction price from revenue contracts, reflecting adjustments for variable consideration, and is presented net of allowance for expected credit losses. It does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024, the allowance for expected credit losses was $12.6 million. As of December 31, 2023, the allowance for expected credit losses was not significant to the accompanying consolidated financial statements. The Company reassesses the adequacy of the allowance each reporting period.
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
Certain sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. These sales commissions for initial contracts are capitalized and included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets. Deferred sales commissions are amortized on a straight-line basis over the estimated period of benefit from the customer relationship which we have determined to be approximately two and four years for renewals and new clients, respectively. We determined the period of benefit by taking into consideration our customer contracts, our technology, and other factors. Amortization expense related to these capitalized commissions is included in Sales and marketing on our Consolidated Statements of Operations.
Commissions payable at December 31, 2024 were $32.8 million, of which the current portion of $30.8 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $2.0 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2023 were $37.7 million, of which the current portion of $34.4 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $3.3 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
The Company capitalized $87.6 million, $85.5 million, and $79.9 million of costs to obtain revenue contracts and amortized $67.6 million, $75.3 million, and $65.9 million to Sales and marketing for the years ended December 31, 2024, 2023, and 2022, respectively. Costs capitalized to obtain a revenue contract, net on the Company’s Consolidated Balance Sheets totaled $103.3 million and $83.3 million as of December 31, 2024 and 2023, respectively. There were no impairments of costs to obtain revenue contracts in the years ended December 31, 2024, 2023, and 2022.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $36.0 million, $31.3 million, and $28.8 million were recorded for the years ended December 31, 2024, 2023, and 2022, respectively. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
Research and Development
Research and development expenses primarily consist of employee compensation such as salaries, bonuses, equity-based compensation, and other employee-related benefits for our engineering and product management teams, as well as overhead costs, and technology. We continue to focus our research and development efforts on developing new products, adding new features and services, integrating acquired technologies, and increasing functionality. Expenditures for software developed or obtained for internal use are capitalized and amortized over a four-year period on a straight-line basis.
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
Acquired technology, customer relationships, trade names or brand portfolios, and other intangible assets are related to historical acquisitions (refer to Note 6 - Goodwill and Acquired Intangible Assets). Acquired intangible assets are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. The amortization periods generally range from 2 years to 15 years. Any costs incurred to renew or extend the life of an intangible or long-lived asset are reviewed for capitalization.
Indefinite-lived intangible assets consist of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Indefinite-lived intangible assets are not subject to amortization. Instead, they are subject to an annual assessment for potential impairment, or more frequently upon the occurrence of a triggering event when circumstances indicate that the book value is greater than its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. The Company conducts its impairment assessment during the fourth quarter of each fiscal year. No impairment charges relating to acquired goodwill or indefinite-lived intangible assets were recorded for the years ended December 31, 2024, 2023, and 2022.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Impairment and Abandonment of Long-lived Assets
Long-lived assets, such as property and equipment, acquired intangible assets, and right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The estimated future cash flows associated with the right-of-use assets under Accounting Standards Codification (“ASC”) 842 were developed by incorporating current market data and forecasts provided by reputable external real estate brokers and data sources. These projections consider prevailing rental rates, anticipated lease renewals, expected vacancy periods, and other relevant market factors that contribute to the estimation of recoverable cash flows for the impaired office spaces we do not intend to occupy. During the year ended December 31, 2024, we recorded impairment charges of $53.3 million, to reduce the carrying values of our existing right-of-use assets associated with our Ra’anana, Waltham, Vancouver, and Grand Rapids offices. During the year ended December 31, 2023, we recorded impairment charges of $5.2 million, to reduce the carrying value of the right-of-use assets associated with certain of our office spaces. No impairment charges were recorded for the year ended December 31, 2022.
When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. During the year ended December 31, 2024, we recorded lease abandonment charges of $4.1 million, related to the accelerated amortization of right-of-use assets. No lease abandonment charges were recorded for the years ended December 31, 2023 and 2022, respectively.
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
FASB’s ASC 815—Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Tax Receivable Agreements
In connection with our IPO, we entered into two Tax Receivable Agreements with certain non-controlling interest holders (the “TRA Holders”). The TRAs generally provide for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax based on income that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings.
We account for amounts payable under the TRA in accordance with ASC Topic 450, Contingencies. Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. TRA related liabilities are classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the TRA liability are recognized in our Consolidated Statements of Operations as a component of Other loss (income), net. Refer to Note 16 - Tax Receivable Agreements for additional information.
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities using tax rates expected to be in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based solely on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest and penalties within Provision for income taxes on the Consolidated Statements of Operations. Refer to Note 17 - Income Taxes for additional information.
Equity-Based Compensation Expense
The Company periodically grants incentive awards to employees and non-employees, which generally vest over periods of up to four years. Incentive awards may be in the form of various equity-based awards such as common stock, subject to certain specified restrictions (which may include, without limitation, a requirement that the recipient remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan (“Restricted Stock”) and an unfunded and unsecured promise to deliver shares of our common stock, cash, other securities or other property, subject to certain restrictions (which may include, without limitation, a requirement that the recipient remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive ~~P~~lan (“Restricted stock units”, or “RSU”), and common stock options.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
The Company uses a Black-Scholes option pricing model to determine the fair value of stock options. The Black-Scholes option pricing model includes various assumptions, including the expected term of incentive units, the expected volatility, and the expected risk-free interest rate. These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside the control of the Company. As a result, if other assumptions are used, compensation cost could differ.
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
Bonus Accruals
The Company has bonus programs for eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental, and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. Bonus accruals were $26.0 million and $25.5 million as of December 31, 2024 and 2023, respectively, and were included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
Employee Retirement Benefits
The Company has a 401(k) plan that all eligible employees can contribute pre-tax and after-tax (Roth) to up to the maximum annual amount established by the Internal Revenue Code. The Company matches 50% of the employee’s contribution to the 401(k) plan up to the first 7% of their contribution. Matching contributions made by the Company were approximately $9.7 million, $9.0 million, and $8.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. Matching contributions vest 33% per year until fully vested after three years of employee service. Employee contributions are 100% vested immediately.
Israeli Severance Pay Law
Under Section 14 of the Israeli Severance Pay Law, employees in Israel are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds which relieves the Company from future obligations under this law. During the years ended December 31, 2024, 2023, and 2022, the Company recorded $6.5 million, $7.0 million, and $7.2 million, respectively, in severance expenses related to these employees.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Governmental Assistance
The Company recognizes certain research and development tax credits as a benefit in the period in which the credit is generated under Government Assistance (Topic 832). This applies to credits that may be utilized against taxes other than income taxes. Under this policy, we recognize the benefit of tax credits as generated when we have reasonable assurance that (1) the Company complied with the conditions attached to the credits and (2) the credits will be received.
During 2024, we recorded a cumulative adjustment related to research and development tax credits earned in tax years 2021 through 2024. As a result, the Company recognized $1.9 million in research and development tax credits as a reduction to General and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2024. As of December 31, 2024, the Company has recorded $0.4 million in Prepaid expenses and other current assets and $1.5 million in Deferred costs and other assets, net of current portion related to these credits on our Consolidated Balance Sheets. These amounts represent credits earned for qualifying research and development activities for which the Company has reasonable assurance of receipt but has not yet utilized against tax.
The recognition of these credits requires management to make estimates and assumptions regarding qualifying research and development expenses. The Company has determined it is probable that it will comply with the relevant conditions attached to the credits and they will be received based on the relevant taxing authorities’ research and development credit program and current operations.
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
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. This standard will be effective for the Company for the annual period beginning January 1, 2027 and interim period beginning January 1, 2028, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the disclosure impacts of ASU 2024-03 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard will be effective for the Company for the annual period beginning January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The adoption of this standard only impacts annual disclosures and is not expected to have a material impact on the Company’s consolidated financial statements.

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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU are intended to improve reportable segment disclosure primarily through enhanced disclosures about significant segment expenses. This standard is effective for fiscal years beginning after December 15, 2023 (i.e., a January 1, 2024 effective date), and interim periods within fiscal years beginning after December 15, 2024 (i.e., the first quarter of 2025). The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted this standard beginning in 2024 and all required segment-related disclosures under the standard will be provided within this Form 10-K, as well as within each subsequent interim report. However, there was no impact to the consolidated financial statements upon adoption.
Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Year Ended December 31,
(in millions)	2024	2023	2022
Subscription	$1,200.4	$1,225.1	$1,087.3
Usage-based	10.7	9.9	8.8
Other	3.2	4.5	1.9
Total revenue	$1,214.3	$1,239.5	$1,098.0
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
Of the total revenue recognized in the years ended December 31, 2024, 2023, and 2022, $424.9 million, $403.1 million, and $354.6 million were included in the unearned revenue balance as of December 31, 2023, 2022, and 2021, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.

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
As of December 31, 2024 and 2023, the Company had contract assets of $5.0 million and $5.9 million respectively, which are recorded as current assets within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of December 31, 2024 and 2023, the Company had unearned revenue of $477.9 million and $441.9 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of December 31, 2024	$850.1	$306.8	$1,156.9
As of December 31, 2023	856.4	296.5	1,152.9

Note 3 - Business Combinations
2022 Acquisitions
In April 2022, the Company acquired all the outstanding equity interests of Comparably, Inc. (“Comparably”) and acquired substantially all the assets and certain specified liabilities of Dogpatch Advisors, LLC (“Dogpatch”) (collectively, the “2022 Acquired Companies”) for a total purchase consideration of $150.6 million in cash and $10.0 million in convertible notes receivable. As part of the acquisitions, the Company issued 448,740 restricted stock units at a total grant date fair value of $26.8 million and could be required to issue additional equity awards up to a maximum value of $3.7 million based on the attainment of certain revenue thresholds and the continued employment of acquired employees. The acquisition of Comparably provides ZoomInfo with unique proprietary data to further build ZoomInfo Talent into a best-in-class talent platform by enriching recruiter search options and providing recruiters with access to millions of quality candidates and employer brand solutions. We acquired Dogpatch Advisors to launch ZoomInfo Labs, a new go-to-market thought leadership team, driving go-to-market data analysis, product enhancements and strategy for our enterprise customers. Dogpatch is a go-to-market consultancy with expertise in scaling revenue teams and building modern sales and marketing systems. The purchase accounting for the 2022 Acquired Companies transactions has been finalized.
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

Note 3 - Business Combinations (continued)
The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed, as of the dates of the acquisition, for the 2022 Acquired Companies:

(in millions)	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$14.8	$—	$14.8
Accounts receivable	2.3	—	2.3
Prepaid expenses and other assets	0.3	0.7	1.0
Intangible assets	34.8	—	34.8
Accounts payable and other liabilities	(0.9)	(0.4)	(1.3)
Unearned revenue	(6.8)	—	(6.8)
Deferred tax liabilities	(6.5)	2.9	(3.6)
Total identifiable net assets acquired	38.0	3.2	41.2
Goodwill	122.5	(3.1)	119.4
Total consideration	160.5	0.1	160.6
Cash acquired	(14.8)	—	(14.8)
Cash paid for acquisitions, net of cash acquired	$145.7	$0.1	$145.8

Cash paid (refunds received) for 2021 acquisitions in 2022			(2.1)
Total cash paid for acquisitions in 2022			$143.7
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
Developed technology represents the fair value of the technology portfolios acquired. The goodwill is primarily attributed to the expanded market opportunities when integrating technology with the Company’s technology and the assembled workforce. An immaterial portion of the goodwill acquired during the year ended December 31, 2022 is expected to be deductible for U.S. income tax purposes.
Pro forma information related to the acquisitions has not been presented as the impact was not material to the Company’s financial results.

Note 4 - Cash, Cash Equivalents, and Short-term Investments
Cash, cash equivalents, short-term investments consisted of the following as of December 31, 2024 and 2023, respectively:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$125.5	$—	$—	$125.5
Cash equivalents:
Certificates of deposit	$8.4	$—	$—	$8.4
Money market mutual funds	6.0	—	—	6.0
Total cash equivalents	$14.4	$—	$—	$14.4
Total cash and cash equivalents	$139.9	$—	$—	$139.9

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$201.9	$—	$—	$201.9
Cash equivalents:
Money market mutual funds	$245.2	$—	$—	$245.2
Total cash equivalents	$245.2	$—	$—	$245.2
Total cash and cash equivalents	$447.1	$—	$—	$447.1
Short-term investments:
Corporate debt securities	$37.4	$—	$—	$37.4
Securities guaranteed by U.S. government	26.7	—	—	26.7
Other governmental securities	18.1	—	—	18.1
Total short-term investments	$82.2	$—	$—	$82.2
Total cash, cash equivalents, and short-term investments	$529.3	$—	$—	$529.3
Refer to Note 9 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at December 31, 2024 and 2023.
The following table summarizes the cost and estimated fair value of the securities classified as short-term investments based on stated effective maturities as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$82.2	$82.2
Total	$—	$—	$82.2	$82.2

Note 5 - Property and Equipment
The Company’s property and equipment consist of the following:

	December 31,
(in millions)	2024	2023
Computer equipment	$14.2	$17.1
Furniture and fixtures	6.8	3.7
Leasehold improvements	47.2	13.1
Internal use developed software	122.3	84.0
Construction in progress	6.7	7.8
Property and equipment, gross	$197.2	$125.7
Less: accumulated depreciation	(84.6)	(60.6)
Property and equipment, net	$112.6	$65.1
Depreciation expense was $25.9 million, $19.6 million, and $17.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. Depreciation expense for the year ended December 31, 2024 includes $2.0 million of accelerated depreciation associated with the Waltham Lease Restructuring (refer to Note 13 - Leases for further information).
Note 6 - Goodwill and Acquired Intangible Assets
Intangible assets, other than goodwill, consisted of the following as of December 31, 2024 and 2023, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(133.2)	$154.9	14.5
Acquired technology	331.3	(246.6)	84.7	6.3
Brand portfolio	11.5	(8.3)	3.2	7.8
Total intangible assets subject to amortization	$630.9	$(388.1)	$242.8

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(388.1)	$275.8

Note 6 - Goodwill and Acquired Intangible Assets (continued)

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$287.6	$(112.5)	$175.1	14.5
Acquired technology	330.8	(208.4)	122.4	6.3
Brand portfolio	11.5	(7.4)	4.1	7.9
Total intangible assets subject to amortization	$629.9	$(328.3)	$301.6

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$662.9	$(328.3)	$334.6
Amortization expense was $59.8 million, $61.0 million, and $70.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Future amortization expense for intangible assets as of December 31, 2024 is as follows:

(in millions)	Estimated Amortization Expense
For years ended December 31,
2025	$58.5
2026	48.6
2027	38.3
2028	21.9
2029	18.0
Thereafter	57.5
Total amortization expense	$242.8
Goodwill was $1,692.7 million as of December 31, 2024, 2023 and 2022. There were no changes to the carrying amount of goodwill during the years presented. Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the years ended December 31, 2024, 2023, and 2022.

Note 7 - Financing Arrangements
As of December 31, 2024 and 2023, the carrying values of the Company’s borrowings were as follows (in millions):

				December 31,
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	2024	2023
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 1.75%	$584.6	$590.7
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	643.1	641.7
Total debt				$1,227.7	$1,232.4
Less: current portion				(5.9)	(6.0)
Total Long-term debt, net of current portion				$1,221.8	$1,226.4
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
First Lien Term Loan
In June 2024, we entered into an amendment to our existing First Lien Credit Agreement (the “Seventh Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan Facility, which decreased the applicable rate for Base Rate loans from 1.25% to 0.75% and SOFR based loans from 2.25% to 1.75%. The Company recognized an immaterial loss in connection with the repricing during the year ended December 31, 2024 within Loss on debt modification and extinguishment on the Consolidated Statements of Operations. Under the terms of the Seventh Amendment, the Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount as of the latest amendment.

Note 7 - Financing Arrangements (continued)
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
The effective interest rate on the first lien debt was 6.56% and 7.83% as of December 31, 2024 and 2023, respectively.
First Lien Revolving Credit Facility
Pursuant to the Fifth Amendment, the Company also extended the maturity date of $213.0 million of our $250.0 million existing commitments of the first lien revolving credit facility to February 28, 2028. Pursuant to the Sixth Amendment, $26.0 million of the non-extended commitments were extended to February 28, 2028. With respect to the $11.0 million commitments which were not extended as of December 31, 2024, the maturity date is November 2, 2025. Debt issuance costs were incurred in connection with the repricing of the revolving credit facility. These debt issuance costs are amortized into interest expense over the expected life of the arrangement. Unamortized debt issuance costs included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets were immaterial as of December 31, 2024 and 2023.
The first lien revolving debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR, plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.
The expected future principal payments for all borrowings as of December 31, 2024 is as follows:

(in millions)	Contractual Maturity
2025	$5.9
2026	5.9
2027	5.9
2028	5.9
2029	655.9
Thereafter	558.6
Total principal payments	$1,238.1
Unamortized debt issuance costs	(10.4)
Total debt	$1,227.7

Note 8 - Derivatives and Hedging Activities
Interest Rate Hedges
We are exposed to risks from changes in interest rates related to the first lien term loan (See Note 7 - Financing Arrangements). The Company uses derivative financial instruments, specifically, interest rate swap contracts, in order to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. The Company does not enter into derivative transactions for speculative or trading purposes.
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
During the second quarter of 2024, the Company’s interest rate cap contract matured. As December 31, 2024, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Cap / Swap Rate	Maturity Date
Interest rate swap contracts	Two	500.0	0.370%	January 30, 2026
The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to Interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $18 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swap.
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

Note 8 - Derivatives and Hedging Activities (continued)
During the year ended December 31, 2024, the Company actively participated in foreign currency forward contracts with a cumulative notional amount of $31.9 million, all of which were settled in 2024. These transactions resulted in an immaterial gain which offset lower operating expenses due to favorable changes in the foreign currency.
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
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of December 31, 2024 and 2023 (in millions):

	Fair Value of Derivative Instruments
	December 31, 2024		December 31, 2023
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate cap contract(1)	$—	$—	$0.6	$—
Interest rate swap contracts(1)	18.5	—	21.2	—
Interest rate swap contracts(2)	1.4	—	15.0	—
Total designated derivative fair value	$19.9	$—	$36.8	$—
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
Note 9 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our certificates of deposits and money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by the U.S. government and other governmental securities as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes was $584.0 million and $585.0 million as of December 31, 2024, and $595.5 million and $588.3 million as of December 31, 2023, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.

Note 9 - Fair Value (continued)
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
The fair value of our financial assets was determined using the following inputs (in millions):

Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Certificates of deposit	$8.4	$—	$—
Money market mutual funds	6.0	—	—
Prepaid expenses and other current assets:
Interest rate swap contracts	$—	$18.5	$—
Deferred costs and other assets, net of current portion:
Interest rate swap contracts	$—	$1.4	$—
Total	$14.4	$19.9	$—

Measured on a non-recurring basis:
Impaired lease-related assets (1)	$—	$—	$31.5
Total	$—	$—	$31.5
________________
(1)Consists of right-of-use lease assets recorded at fair value pursuant to impairment charges that occurred during the second and third quarter of 2024. Refer to Note 13 - Leases for further information regarding the impairment of lease-related assets.

Note 9 - Fair Value (continued)

Fair Value at December 31, 2023	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Money market mutual funds	$245.2	$—	$—
Short-term investments:
Corporate debt securities	$—	$37.4	$—
Securities guaranteed by U.S. government	—	26.7	—
Other governmental securities	—	18.1	—
Prepaid expenses and other current assets:
Interest rate cap contract	$—	$0.6	$—
Interest rate swap contracts	—	21.2	—
Deferred costs and other assets, net of current portion:
Interest rate swap contracts	—	15.0	—
Total	$245.2	$119.0	$—

Measured on a non-recurring basis:
Impaired lease-related assets	$—	$—	$13.6
Total	$—	$—	$13.6
There were no transfers between fair value measurement levels during the years ended December 31, 2024 and 2023.
Refer to Note 4 - Cash, Cash Equivalents, and Short-term Investments for further information regarding the fair value of our financial instruments. Refer to Note 8 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments.
Note 10 - Commitments and Contingencies
Non-cancelable purchase obligations
As of December 31, 2024, our outstanding non-cancelable purchase obligations, mainly related to third-party cloud hosting and SaaS arrangements, were as follows (in millions):

Fiscal Period	Amount
2025	$45.5
2026	44.3
2027	15.1
2028	—
2029	—
Thereafter	—
Total	$104.9
For information regarding financing-related obligations, refer to Note 7 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 13 - Leases.

Note 10 - Commitments and Contingencies (continued)
Contingent earnout payments
In connection with the acquisition of Dogpatch Advisors, LLC in April 2022, the Company could be required to issue remaining equity awards up to $0.6 million. As of December 31, 2024, the Company has paid $1.9 million. Refer to Note 3 - Business Combinations for additional information.
Deferred acquisition-related payments
In connection with the acquisition of Insent, the Company paid $2.0 million during the year ended December 31, 2024, of which $0.7 million represents deferred consideration.
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
ZoomInfo Publicity Litigation
On April 15, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies LLC in the United States District Court for the Northern District of Illinois (Eastern Division) alleging ZoomInfo’s use of Illinois residents’ names in public-facing web pages violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. Additionally, on September 30, 2021, a putative class action lawsuit was filed against ZoomInfo Technologies Inc. in the United States District Court for the Western District of Washington alleging ZoomInfo’s use of California residents’ names in public-facing web pages violates California statutory and common law regarding the right of publicity as well as misappropriation, and seeking compensatory and punitive damages, restitution, injunctive relief, declaratory relief, costs, and attorneys’ fees. On November 21, 2024, the Company entered into a settlement to resolve the Illinois class action, the California class action and similar, unfiled claims in the states of Indiana and Nevada (the “Class Actions”). The settlement is not an admission of fault or wrongdoing by ZoomInfo. During the year ended December 31, 2024, the Company incurred total charges of $30.1 million, which is substantially comprised of the settlement amount, all of which has been paid as of December 31, 2024, and other legal costs.
On September 5, 2024, a putative class action lawsuit was filed against ZoomInfo Technologies LLC in the U.S. District Court for the Western District of Washington alleging ZoomInfo Technologies LLC’s use of individuals’ names in public-facing web pages violates the Washington Personality Rights Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. The Company intends to vigorously defend against this lawsuit.

Note 10 - Commitments and Contingencies (continued)
Datanyze Publicity Litigation
On February 10, 2023, a putative class action lawsuit was filed against Datanyze, LLC, one of the Company’s subsidiaries, in the Circuit Court of Cook County, Illinois alleging Datanyze’s use of Illinois residents’ names in a free trial violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. The case was removed to the United States District Court for the Northern District of Illinois (Eastern Division). On October 23, 2024, a putative class action lawsuit was filed against Datanyze, LLC in the Northern District of California, San Francisco Division, alleging Datanyze’s use of California, Nevada, Indiana, and Alabama residents’ names in a free trial violates statutory rights-of-publicity in the respective states, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. On February 12, 2025, Datanyze entered into a binding term sheet with the plaintiffs in both of these class actions, to resolve these class actions for an immaterial amount. As contemplated in the parties’ agreement, the parties stipulated to the dismissal of both federal actions. The claims were re-filed as a single case in the Circuit Court of DuPage County, Illinois solely for purposes of facilitating settlement.
On March 8, 2023, a putative class action lawsuit was filed against Datanyze, LLC in the United States District Court for the Northern District of Ohio alleging Datanyze's use of Ohio residents names in a free trial violates the Ohio Right of Publicity Statute, and seeking statutory damages, costs, and attorneys’ fees. On November 17, 2023, the court dismissed the plaintiffs’ claims with prejudice and on January 14, 2025, the United States Court of Appeals for the Sixth Circuit affirmed the district court’s dismissal. To the extent plaintiffs seek any further review of these orders, the Company intends to continue to vigorously defend against this lawsuit.
Securities Litigation
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
On December 12, 2024, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the Western District of Washington. A second derivative action was filed on February 4, 2025 in the United States District Court for the Western District of Washington. The factual allegations in the derivative cases mirror the securities case described above. The complaints assert violations of the United States securities laws and state fiduciary duty laws, in addition to common law claims involving unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The derivative cases seek, among other things, unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. The first-filed derivative action is currently stayed pending further developments in the securities action described above. The parties have requested that the court stay the second-filed derivative action and consolidate it with the first-filed action.

Note 11 - Stockholders' Equity
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). The total authorizations in 2023 and 2024 were $600.0 million and $500.0 million, respectively, of which $137.6 million remained available and authorized for repurchases as of December 31, 2024. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
During the year ended December 31, 2024, the Company repurchased and subsequently retired 46,801,742 shares of common stock at an average price of $12.01, for an aggregate $562.3 million. During the year ended December 31, 2023, the Company repurchased and subsequently retired 22,627,664 shares of common stock at an average price of $17.68, for an aggregate $400.1 million.
In August 2024, the Company entered into an accelerated share repurchase agreement (the “ASR Transaction”) with a financial institution. The Company settled the ASR Transaction in September 2024 resulting in a total repurchase and subsequent retirement of 12,431,216 shares of the Company’s common stock for $125.0 million at an average price of $10.06 per share, recorded as a reduction of Additional paid-in capital. The total number of shares delivered was determined at the settlement date based on the volume weighted average price, less an agreed upon discount. The ASR Transaction was completed under the Company’s previously announced Share Repurchase Program.
The Inflation Reduction Act of 2022, enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company calculates excise tax due based on the year-to-date amount repurchased in excess of the fair market value of shares issued and is included within Accrued expenses and other current liabilities on our Consolidated Balance Sheets. During the year ended December 31, 2024 and 2023, the Company recorded the associated excise taxes of $5.1 million and $3.3 million, respectively. Excise taxes associated with these share repurchases are presented within Repurchase of common stock on our Consolidated Statements of Changes in Stockholders' Equity, as a reduction to Additional paid-in capital. During the years ended December 31, 2024 and 2023, the Company made excise tax payments of $3.3 million and zero, respectively.
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

Note 11 - Stockholders' Equity (continued)
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
Note 12 - Earnings Per Share
The following tables set forth the computation of basic and diluted net income per share of common stock:

	Year Ended December 31,
	2024	2023	2022
Basic net income per share attributable to common stockholders
Numerator:
Net income	$29.1	$107.3	$63.2
Denominator:
Weighted average number of shares of common stock outstanding	361,953,130	396,987,015	401,490,459
Basic net income per share attributable to common stockholders	$0.08	$0.27	$0.16

Diluted net income per share attributable to common stockholders
Numerator:
Net income	$29.1	$107.3	$63.2
Denominator:
Number of shares used in basic computation	361,953,130	396,987,015	401,490,459
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Restricted stock awards	62,996	323,619	1,641,544
Exercise of common stock options	—	25,630	187,578
Employee Stock Purchase Plan	173,018	144,167	72,877
Weighted average shares of common stock outstanding used to calculate diluted net income per share	362,189,144	397,480,431	403,392,458
Diluted net income per share attributable to common stockholders	$0.08	$0.27	$0.16
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net income per share in the periods presented due to their anti-dilutive effect:

	December 31, 2024	December 31, 2023	December 31, 2022
Restricted stock units	15,341,169	13,179,013	8,198,069
Exercise of common stock options	162,484	—	—
Total anti-dilutive securities	15,503,653	13,179,013	8,198,069

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
The Company subleases two offices. The subleases have remaining lease terms of less than seven years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income from operations on our Consolidated Statements of Operations, was immaterial for the years ended December 31, 2024, 2023, and 2022.
The right-of-use asset and lease liability balances as of December 31, 2024 and 2023 were as follows:

	December 31,
(in millions)	2024	2023
Assets
Operating lease right-of-use assets, net	$90.9	$80.7

Liabilities
Current portion of operating lease liabilities	$9.9	$11.2
Operating lease liabilities, net of current portion	151.2	89.9
Total lease liabilities	$161.1	$101.1
Rent expense was $64.9 million, inclusive of $38.8 million related to the Waltham Lease Restructuring, $17.7 million, and $13.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Other information related to leases was as follows:

	December 31,
(in millions)	2024	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$63.6	$12.3	$12.4
Cash received for tenant incentive reimbursement	13.2	0.1	5.0

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$134.3	$31.1	$11.3

	As of December 31,
	2024	2023
Weighted average remaining lease term (in years)	13.0	10.3
Weighted average discount rate	7.5%	6.2%

Note 13 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of December 31, 2024 (in millions):

Year Ending December 31,	Operating Leases
2025	$(16.6)
2026	16.1
2027	24.5
2028	25.9
2029	26.3
Thereafter	226.9
Total future minimum lease payments	$303.1
Less: Effects of discounting	142.0
Total lease liabilities	$161.1
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. Included in the undiscounted future minimum lease payments for the years ended December 31, 2025, and 2026 are future tenant improvement allowance reimbursements related to our Ra’anana, Israel and Vancouver, Washington leases.
Expense associated with short-term leases and variable lease costs were immaterial for the years ended December 31, 2024, 2023, and 2022. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $62.1 million which relate to a lease expected to commence in 2025. These payments are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
Recent Leasing Activity
Relating to our office space in Waltham, Massachusetts, the third and fourth phases of the lease commenced in April 2024 which, collectively, resulted in additional lease liabilities arising from obtaining right-of-use assets of $8.5 million. We recognized impairment charges of $4.3 million to reduce the carrying value of the associated right-of-use assets. Additionally, we recognized impairment charges of $4.8 million to reduce the carrying value of the right-of-use asset associated with the second phase of the lease. These charges are presented within General and administrative on the Consolidated Statements of Operations and relate to certain spaces which were intended to sublease. During the second quarter of 2024, the Company committed to the cease-use of all phases except for the first and second phases. As a result, we incurred lease abandonment charges of $4.1 million for the vacated spaces. These charges were allocated among the appropriate financial statement line items on the Consolidated Statements of Operations.

Note 13 - Leases (continued)
Subsequently, in July 2024, the Company executed an agreement to restructure its existing lease commitments (“Waltham Lease Restructuring”). Pursuant to the agreement, the Company made a payment of $59.1 million. In accordance with ASC 842, the Company remeasured its lease liabilities using the revised lease payments under the modified agreement, which included the $59.1 million, and reallocated the remaining minimum lease payments in the contract to the remaining lease components. The reallocated portion of the minimum lease payments for the final phase, which had not yet commenced, of $13.1 million was recorded as a prepaid. These charges will be recognized in rent expense over the remaining lease terms which originally ranged from December 31, 2024 to December 31, 2025. The increase in our operating lease right-of-use assets resulting from the $59.1 million payment, combined with the shortened lease term, increased the amortization of those assets. Refer to the discussion below regarding the subsequent amendment to the agreement in November 2024. The Company also recorded a gain of $1.7 million as a result of the modification, which is presented within General and administrative on the Consolidated Statements of Operations for the year ended December 31, 2024. Additionally, the fifth phase of the lease commenced in the third quarter of 2024, resulting in additional lease liabilities arising from obtaining right-of-use assets of $16.1 million.
Also in July 2024, the Company executed a new lease agreement for separate office space in Waltham, Massachusetts with the same landlord, with rent payments expected to commence in the fourth quarter of 2025. The lease will terminate on December 31, 2038. The lease is subject to fixed-rate rent escalations and provides for $7.6 million in tenant improvements and the option to extend the lease for two terms of five years each. The Company determined that it is the accounting owner of all tenant improvements. As the commencement of the lease is expected to occur in the future, the Company has not recorded an operating lease right-of-use asset or lease liability for this space as of December 31, 2024. Undiscounted lease payments are anticipated to be $62.1 million, and are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
In November 2024, the Company executed an amendment to the Waltham Lease Restructuring agreement (“Amended Waltham Lease Restructuring”). Pursuant to the amendment, the Company agreed to lease separate office space in Waltham, Massachusetts with the same landlord in place of certain remaining lease components of the existing space, whereby the existing space terminated immediately upon execution. The Company derecognized right-of-use assets of $17.6 million and operating lease liabilities of $1.4 million associated with these components, as well as $13.1 million in prepaid rent and $0.8 million in initial direct costs resulting from the accounting treatment of the termination fee to a leased space which had not commenced as of the execution date. Additionally, in accordance with ASC 842, the resulting loss was partially offset by $1.6 million due to the difference between the present value of the lease payments and the market rent. This resulted in a net loss of $28.3 million which was allocated to the appropriate financial statement line items on the Consolidated Statements of Operations. The remaining components which were not impacted by the amendment terminated on December 31, 2024 under the terms of the Amended Waltham Lease Restructuring (refer to the separate amendment agreement subsequently signed below). Related to the Amended Waltham Lease Restructuring, the Company expects rent payments to commence in the first quarter of 2025. The lease ends on December 31, 2025, and undiscounted lease payments are $1.5 million.
Additionally, in November 2024, the Company executed a second amendment to the Waltham Lease Restructuring agreement to extend the term for a portion of the remaining components, which were set to terminate on December 31, 2024, by three months and is set to terminate on March 31, 2025. The Company is not obligated to make any additional lease payments as a result of the extension.

Note 13 - Leases (continued)
Relating to our new corporate headquarters in Vancouver, Washington, the sixth floor of the lease commenced in March 2024. The commencement of the floor resulted in additional lease liabilities arising from obtaining right-of-use assets of $27.5 million. The seventh, eighth, and ninth floors of the lease commenced in April, May, and June, respectively. The commencement of these floors resulted in additional lease liabilities arising from obtaining right-of-use assets of $59.2 million. The tenth floor and lobby of the lease commenced in September, resulting in additional lease liabilities arising from obtaining right-of-use assets of $15.4 million. The amenities portion of the lease commenced in October, resulting in additional lease liabilities arising from obtaining right-of-use assets of $4.4 million. During the year ended December 31, 2024, we recognized impairment charges of $37.9 million to reduce the carrying value of the right-of-use assets associated with certain spaces of the leased premises which were intended to sublease. These charges are presented within General and administrative on the Consolidated Statements of Operations.
Relating to our office space in Ra’anana, Israel, which commenced during the third quarter of 2023, we recognized additional impairment charges of $5.9 million during the year ended December 31, 2024 related to certain spaces of the leased premises which were intended to sublease. These charges are presented within General and administrative on the Consolidated Statements of Operations.
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
The maximum aggregate number of shares of common stock that could be issued pursuant to awards under the Omnibus Plan was 18,650,000 shares (including other securities which have been issued under the plan and were converted into awards based on shares of common stock) (the “Plan Share Reserve”). The Omnibus Plan also contains a provision that will add an additional number of shares of common stock to the Plan Share Reserve on the first day of each year starting with January 1, 2021, equal to the lesser of (i) the positive difference between (x) 5% of the number of shares of common stock outstanding on the last day of the immediately preceding year, and (y) the Plan Share Reserve on the last day of the immediately preceding year, and (ii) a lower number of shares of common stock as may be determined by the Board. As of December 31, 2024, the number of shares remaining available for future issuance under the Omnibus Incentive Plan was 11,517,998.
The Company currently has equity-based compensation awards outstanding as follows: restricted stock units, and common stock options. In addition, the Company recognizes equity-based compensation expense from awards granted to employees as further described below under HSKB Phantom Units.
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
During the second quarter of 2024, the Company issued performance-based RSUs (“PRSUs”) which will vest in annual tranches over a three-year service period. Total PRSUs earned for grants made in 2024 may vary between 0% and 150% of the PRSUs granted based on the attainment of company specific-performance targets during the related performance period and continued service. All of the PRSUs earned will be settled through the issuance of an equivalent number of shares of the Company’s common stock based on the payout level achieved.

Note 14 - Equity-based Compensation (continued)
During the year ended December 31, 2023, the Company issued PRSUs, which were recommended by the Compensation Committee of the Board and approved by the full Board. The service vesting condition for one of the issued awards is one year. Each of the remaining PRSUs will vest in annual tranches over a three-year service period. Total PRSUs earned for grants made in 2023 may vary between 0% and 200% of the PRSUs granted based on the attainment of company-specific performance targets during the related performance period and continued service. In 2024, the Compensation committee elected to cancel the PRSUs granted in 2023.
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

Tranche	Company Stock Price Target	Number of Eligible Market-Based RSUs	Satisfaction of Minimum Service Requirement
1	$15.11	110,295	Service through and including January 1, 2025
2	17.61	110,294	Service through and including October 1, 2025
3	20.11	110,294	Service through and including July 1, 2026
4	22.61	110,294	Service through and including April 1, 2027
Certain additional grants have other vesting periods approved by the Compensation Committee of the Board.
Restricted Stock Units
Restricted stock unit activity was as follows during the periods indicated:

	Year Ended December 31, 2024		Year Ended December 31, 2023	Year Ended December 31, 2022
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Restricted Stock Units
Unvested at beginning of period	12,636,460	$29.23	10,377,568	4,853,795
Granted	11,205,269	13.28	8,731,967	8,678,522
Granted - performance-based	272,797	13.01	509,824	147,445
Granted - market-based	441,177	4.28	—	—
Vested	(5,295,543)	29.77	(4,292,910)	(1,265,449)
Forfeited	(4,040,141)	25.14	(2,689,989)	(2,036,745)
Unvested at end of period	15,220,019	17.37	12,636,460	10,377,568

Note 14 - Equity-based Compensation (continued)
Restricted Stock
Restricted stock activity was as follows during the periods indicated:

	Year Ended December 31, 2024		Year Ended December 31, 2023	Year Ended December 31, 2022
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock	Restricted stock
Unvested at beginning of period	347,976	$34.55	858,560	3,525,373
Vested	(327,564)	35.93	(499,607)	(2,387,766)
Forfeited	(20,412)	12.39	(10,977)	(279,047)
Unvested at end of period	—	—	347,976	858,560
Common Stock Options
Common stock options activity was as follows during the period indicated:

	Year Ended December 31, 2024		Year Ended December 31, 2023	Year Ended December 31, 2022
	Options	Weighted Average Exercise Price	Options	Options
Outstanding at beginning of period	279,553	$21.00	323,002	417,085
Exercised	—	—	(18,448)	(63,193)
Expired	(51,494)	21.00	(20,715)	(7,950)
Forfeited	—	—	(4,286)	(22,940)
Outstanding at end of period	228,059	21.00	279,553	323,002
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of options outstanding and options exercisable were as follows as of December 31, 2024.

December 31, 2024
Aggregate intrinsic value (in millions)(1)
Options outstanding	$—
Options exercisable	—
Weighted average remaining contractual term
Options outstanding	5.4 years
Options exercisable	5.4 years
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
The maximum aggregate number of shares of the common stock that may be issued under the ESPP is no more than 7,500,000 shares (the “ESPP Plan Share Reserve”). The ESPP also contains a provision that will add an additional number of shares of common stock to the ESPP Plan Reserve on the first day of each year starting with January 1, 2021, equal to the lesser of (i) the positive difference between (x) 1% of the number of shares of common stock outstanding on the last day of the immediately preceding fiscal year, and (y) the ESPP Plan Share Reserve on the last day of the immediately preceding fiscal year, and (ii) a lower number of shares of common stock as may be determined by the Board.
The fair value of the ESPP is determined using the Black-Scholes option pricing model with the following assumption ranges and fair value per unit:

	Year Ended December 31, 2024(1)	Year Ended December 31, 2023	Year Ended December 31, 2022
Volatility	56.1%	50.4% to 67.6%	71.9% to 77.0%
Expected term	0.5 years	0.5 years	0.5 years
Risk-free rate	5.4%	5.3% to 5.4%	2.2% to 4.7%
Expected dividends	—%	—%	—%
Weighted-average fair value per unit	$3.29	$5.45 to $6.72	$9.56 to $9.58
________________
(1)The ESPP was suspended effective December 12, 2024, preventing the commencement of the December 15, 2024 offering.
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
The Company withheld $3.9 million, $7.0 million and $4.9 million worth of ESPP contributions for the years ended December 31, 2024, 2023 and 2022, respectively, on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. The Company purchased 406,006, 339,282 and 155,599 shares of common stock under the ESPP during the years ended December 31, 2024, 2023 and 2022, respectively. The Company recognized $1.6 million, $3.1 million and $1.8 million of equity-based compensation expense related to the ESPP for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company suspended the ESPP effective December 12, 2024, such that the offering period which would otherwise have begun on December 15, 2024 did not commence.

Note 14 - Equity-based Compensation (continued)
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
Unamortized Equity-based Compensation
As of December 31, 2024, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

($ in millions, period in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$224.8	2.3
HSKB Phantom Units	8.6	2.0
Total unamortized equity-based compensation cost	$233.4	2.2
The total intrinsic value of profit interests and options that were exercised during the years ended December 31, 2024, 2023 and 2022 was zero, $0.1 million and $1.6 million, respectively. The total fair value of all other previously unvested equity-based awards that vested during the years ended December 31, 2024, 2023 and 2022 was $175.2 million, $213.6 million and $104.2 million, respectively.
Note 15 - Segment and Geographic Data
The Company operates as one operating segment, deriving revenues from customers by providing access to its go-to-market intelligence platform. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information on a consolidated basis and uses net income (loss) for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM also reviews total assets, as reported in our Consolidated Balance Sheets, and Purchases of property and equipment and other assets, as reported on our Consolidated Statements of Cash Flows.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes property and equipment, net and operating lease right-of-use assets, net. As of December 31, 2024, long-lived assets held in the United States and Israel were $179.5 million and $19.0 million, respectively, representing approximately 98% of the consolidated total. As of December 31, 2023, long-lived assets held in the United States and Israel were $120.2 million and $20.2 million, respectively, representing approximately 96% of the consolidated total.

Note 15 - Segment and Geographic Data (continued)
Contracts denominated in currencies other than the U.S. Dollar were not material for the years ended December 31, 2024, 2023, and 2022. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12%, 13%, and 12% of total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Revenue by geographic region is as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
United States	$1,065.1	$1,080.1	$961.5
Rest of World	149.2	159.4	136.5
Total revenue	$1,214.3	$1,239.5	$1,098.0
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenue	$1,214.3	$1,239.5	$1,098.0
Less:
Employee compensation expense (1)	430.8	436.0	397.0
Payroll tax and benefits expense	87.3	77.7	71.7
Technology expense	53.0	46.3	37.6
Marketing expense	36.0	31.3	28.8
Facilities expense	28.8	20.2	15.1
Bad debt expense	42.8	33.8	5.7
Hosting and infrastructure expense	36.6	33.9	31.0
Other segment items (2)	315.9	220.2	247.5
Depreciation and amortization expense	85.7	80.6	87.8
Interest expense, net	39.3	45.2	47.6
Loss on debt modification and extinguishment	0.7	4.3	—
Other loss (income), net	26.1	(178.8)	(66.4)
Income tax expense	2.2	281.5	131.4
Net income	$29.1	$107.3	$63.2
__________________
(1)Primarily includes employee-related salaries, bonuses, and commissions.
(2)Other segment items primarily include equity-based compensation expense.
Note 16 - Tax Receivable Agreements
In connection with the Reorganization Transactions, the Company entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO OpCo Unitholders and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders (collectively, the “Tax Receivable Agreements”). These Tax Receivable Agreements provide for the payment by the ZoomInfo Tax Group to such Pre-IPO Owners and certain Pre-IPO HoldCo Unitholders of 85.0% of the benefits, if any, that the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of utilization or deemed utilization of certain tax attributes and benefits covered by the Tax Receivable Agreements. The Company expects to benefit from the remaining 15.0% of the cash savings that it realizes.

Note 16 - Tax Receivable Agreements (continued)
The tax attributes and benefits covered by the Exchange Tax Receivable Agreement include (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that increased the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of Holdings LLC Units for shares of common stock after the IPO, as well as certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement.
The tax attributes and benefits covered by the Reorganization Tax Receivable Agreement include certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions) and certain other tax benefits.
As of December 31, 2024 and 2023, the Company had a liability of $2,762.5 million and $2,818.0 million respectively, related to its projected obligations under the Tax Receivable Agreements. This liability, or a portion thereof, becomes payable as the tax attributes under the Tax Receivable Agreements reduce the Company’s current income tax liability which would otherwise have been due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The TRA liability is classified as current or noncurrent based on the expected date of payment and is included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. During the years ended December 31, 2024, 2023, and 2022, we paid a total of $94.0 million, zero, and $12.2 million, respectively, pursuant to the Tax Receivable Agreements. The TRA remeasurement gains and losses are recorded within Other loss (income), net on our Consolidated Statements of Operations. For the year ended December 31, 2024, we recognized a TRA remeasurement loss of $38.5 million principally due to a revaluation for the blended state tax rate, an increase to the cumulative liability due to TRA Holders resulting from a reduction in the management allocation percent withheld, and interest expense accrued on the current portion of the TRA liability. During the year ended December 31, 2023, we recognized a TRA remeasurement gain of $160.7 million principally due to a reduction in our future blended state tax rate resulting from Massachusetts legislation enacted in 2023 and to reduce TRA-related attributes that did not achieve tax savings under the terms of the TRA. During the year ended December 31, 2022, we recognized a TRA remeasurement gain of $65.6 million due to revaluation for the blended state tax rate and updates to tax attributes.
Note 17 - Income Taxes
The components of income before provision for income taxes were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Domestic	$16.3	$378.0	$184.2
Foreign	15.0	10.8	10.4
Income before income taxes	$31.3	$388.8	$194.6

Note 17 - Income Taxes (continued)
The Provision for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current:
Federal	$0.4	$—	$(2.7)
State	0.6	(0.3)	0.4
Foreign	7.1	5.1	10.4
Total current tax expense	$8.1	$4.8	$8.1

Deferred:
Federal	$16.3	$58.3	$27.9
State	(21.0)	218.6	100.2
Foreign	(1.2)	(0.2)	(4.8)
Total deferred tax expense (benefit)	$(5.9)	$276.7	$123.3

Provision for income taxes	$2.2	$281.5	$131.4
The following is a reconciliation between the U.S. federal statutory tax rate and our effective tax rate, expressed as a percentage of income before income taxes:

	Year Ended December 31,
	2024	2023	2022
Tax expense computed at U.S. federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	26.5%	6.9%	7.5%
Effects of changes in state tax law and apportionment	(96.1)%	35.6%	35.0%
Effects of non-U.S. operations	7.6%	1.2%	(0.8)%
Stock-based compensation	53.1%	5.5%	7.6%
Non-deductible executive compensation	2.9%	0.5%	0.5%
Tax credits	(35.1)%	(1.4)%	(5.0)%
Changes in valuation allowance	16.6%	1.5%	—%
Unrecognized tax benefits	6.4%	1.9%	2.6%
Non-deductible TRA Remeasurement	0.6%	(0.2)%	0.7%
Other non-deductible expenses	3.7%	0.1%	0.2%
Other	—%	(0.2)%	(1.8)%
Effective income tax rate	7.2%	72.4%	67.5%

Note 17 - Income Taxes (continued)
Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in millions)	2024	2023
Deferred tax assets:
Capitalized research expenditures	$92.5	$64.6
Operating lease liabilities	35.9	19.9
Stock-based compensation	14.9	16.6
Goodwill	3,145.9	3,339.3
Interest expense carryforwards	35.0	33.6
Net operating loss carryforwards	443.7	297.0
Credit carryforwards	23.6	14.6
Other	13.6	9.9
Total deferred tax assets	$3,805.1	$3,795.5
Valuation allowance	(10.9)	(5.7)
Deferred tax assets, net of valuation allowance	$3,794.2	$3,789.8

Deferred tax liabilities:
Deferred commissions	$17.0	$11.1
Operating lease right-of-use assets	20.4	15.9
Acquired intangible assets	33.1	44.3
Cash flow hedge - Accumulated Other Comprehensive Income	5.1	9.2
Deferred tax on foreign earnings	2.4	1.9
Other	1.0	2.2
Total deferred tax liabilities	$79.0	$84.6

Net deferred tax assets	$3,715.2	$3,705.2
As of December 31, 2024, the Company had gross U.S. federal net operating losses of $1,677.4 million, excess business interest expense carryforwards under IRC Sec. 163(j) of $148.6 million, and tax credit carryforwards of $27.9 million. As of December 31, 2023, the Company had gross U.S. federal net operating losses of $1,119.7 million, excess business interest expense carryforwards under IRC Sec. 163(j) of $143.8 million, and tax credit carryforwards of $15.8 million. The Company’s federal net operating losses and excess business interest carryforwards can be carried forward indefinitely, with the exception of $6.4 million of net operating losses generated before 2018 which expire between 2034 and 2037. Our federal tax credits will begin to expire in 2037. As of December 31, 2024, the Company had $1,647.6 million of gross state net operating losses, of which $65.2 million expires before 2035, $1,430.7 million expires between 2035 and 2044, and the remaining $151.7 million remains available to be carried forward indefinitely. The Company also had $1.1 million of state tax credits, which begin to expire in 2030.
After consideration of all positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies, and results of recent operations, management determined that it is more likely than not that a portion of our deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $10.9 million and $5.7 million as of December 31, 2024 and 2023, respectively. The increase in the valuation allowance as of December 31, 2024 as compared to December 31, 2023 is primarily due to establishing valuation allowances on certain state and local net operating losses and tax credits that are not more likely than not to be realized due to state-specific limitations on utilization and carryforward periods.

Note 17 - Income Taxes (continued)
We regularly evaluate the positions taken, or expected to be taken on tax returns, to determine if they constitute uncertain tax positions. Unrecognized tax benefits are reflected in our Consolidated Balance Sheets as a reduction of Deferred tax assets. If recognized, all unrecognized tax benefits at December 31, 2024 would affect the effective tax rate. It is not anticipated that any of the unrecognized tax benefits will be recognized in the next twelve months.
A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Beginning balance	$12.6	$5.1	$—
Gross increases in unrecognized tax benefits – prior year tax positions	1.0	11.4	1.3
Gross decreases in unrecognized tax benefits – prior year tax positions	(0.6)	(5.3)	—
Gross increases in unrecognized tax benefits – current year tax positions	1.6	1.4	3.8
Ending balance	$14.6	$12.6	$5.1
Our policy is to record interest and penalties related to income taxes as a component of income tax expense. No interest or penalties have been accrued with respect to uncertain tax positions through December 31, 2024, as the Company has no tax due because of significant net operating loss carryforwards.

The OECD has issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Model Rules, which call for a minimum tax of 15% on large corporations. A number of countries, including the United Kingdom, are currently proposing or have enacted legislation to implement core elements of the Pillar Two proposal. We are closely monitoring developments and evaluating their potential impact. Enactments effective in 2024 did not have a significant impact on our 2024 financial results, nor do we anticipate a significant impact on our financial results during the transition period due to safe harbor relief.

Our foreign earnings are available for repatriation to the United States, and we accrue a liability for the tax we expect to apply upon repatriation. As of December 31, 2024 and 2023, we accrued $2.4 million and $1.9 million, respectively, for foreign withholding tax, which were included in Deferred tax liabilities in our Consolidated Balance Sheets.
The Company files income tax returns in the United States and various foreign jurisdictions where the Company has operations. The Company remains open to examination in the United States from 2014, in Israel from 2021, and in the United Kingdom from 2023. We consider our major state jurisdictions to be California, New York and Massachusetts, and remain subject to examination in these states from 2015, 2017, and 2021, respectively. One of the Company’s subsidiaries is undergoing a federal tax audit in the United States with respect to its 2021 tax year.
Note 18 - Subsequent Events
Management has evaluated subsequent events from December 31, 2024 through the date the financial statement was available to be issued and has determined there are no material subsequent events that require disclosure other than those described below and in Note 10 - Commitments and Contingencies.
Share Repurchase Program
In February 2025, our board of directors authorized an additional $500.0 million in repurchases under the Share Repurchase Program. Refer to Note 11 - Stockholders' Equity for additional information regarding the Share Repurchase Program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S generally accepted accounting principles.
Under the supervision and with the participation of our Chief Executive Officer and our Interim Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
None of the Company’s directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fourth quarter of 2024, as such terms are defined under Item 408(a) or Regulation S-K.
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
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2025 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024 (the “2025 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of October 29, 2021, by and among ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.), ZoomInfo Intermediate Inc. (formerly ZoomInfo Technologies Inc.) and ZoomInfo Merger Sub 1 Inc.	8-K filed November 1, 2021	001-39310	2.1
2.2	Agreement and Plan of Merger, dated as of October 29, 2021, by and among ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.), ZoomInfo Holdings LLC and ZoomInfo Merger Sub 2 LLC	8-K filed November 1, 2021	001-39310	2.2
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.)	10-Q filed October 30, 2023	001-39310	3.2
4.1	Description of Capital Stock	10-K filed February 24, 2022	001-39310	4.1
4.2	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto and Wells Fargo, National Association, as trustee	8-K filed February 2, 2021	001-39310	4.1
4.3	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.4	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.2)	8-K filed February 2, 2021	001-39310	4.1
10.1	Sixth Amended and Restated Limited Liability Company Agreement of ZoomInfo Holdings LLC, dated as of October 29, 2021	10-K filed February 24, 2022	001-39310	10.1
10.2	Exchange Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.3
10.3	Amendment No. 1, dated as of August 20, 2021, to the Exchange Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	10-Q filed November 1, 2021	001-39310	10.3
10.4	Amendment No. 2, dated as of October 29, 2021, to the Exchange Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed November 1, 2021	001-39310	10.1
10.5	Reorganization Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.4
10.6	Amendment No. 1, dated as of August 20, 2021, to the Reorganization Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	10-Q filed November 1, 2021	001-39310	10.2
10.7	Amendment No. 2, dated as of October 29, 2021, to the Reorganization Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed November 1, 2021	001-39310	10.2
10.8	Registration Rights Agreement, dated as of June 8, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.5
10.9	Stockholders Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.6
10.10†	ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan	8-K filed June 8, 2020	001-39310	10.7
10.11†	ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	8-K filed June 8, 2020	001-39310	10.8

10.12†	Amendment No. 1 to the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	10-K filed February 16, 2023	001-39310	10.12
10.13†	Form of Indemnification Agreement	S-1/A filed May 27, 2020	333-236674	10.9
10.14	First Lien Credit Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the guarantors party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer, and the other lenders and L/C issuers party thereto	S-1 filed February 27, 2020	333-236674	10.10
10.15	Amendment No. 1 to the First Lien Credit Agreement, dated February 19, 2020, by and among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	S-1 filed February 27, 2020	333-236674	10.11
10.16	Amendment No. 2 to First Lien Credit Agreement, dated February 2, 2021, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), ZoomInfo Technologies LLC, ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed February 2, 2021	001-39310	10.1
10.17	Amendment No. 3 to First Lien Credit Agreement, dated July 20, 2021, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), Morgan Stanley Bank, N.A., as the 2021-1 incremental first lien term loan lender and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed July 20, 2021	001-39310	10.1
10.18	Amendment No. 4 to First Lien Credit Agreement, dated December 30, 2022, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), Morgan Stanley Bank, N.A., as the 2021-1 incremental first lien term loan lender and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	10-K filed February 16, 2023	001-39310	10.18
10.19	Amendment No. 5 to First Lien Credit Agreement, dated February 28, 2023, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer.	8-K filed March 2, 2023	001-39310	10.1
10.20	Amendment No. 6 to First Lien Credit Agreement, dated as of December 8, 2023, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed December 11, 2023	001-39310	10.1
10.21	Amendment No. 7 to First Lien Credit Agreement, dated as of June 10, 2024, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed June 12, 2024	001-39310	10.1
10.22	First Lien Security Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the grantors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1 filed February 27, 2020	333-236674	10.12
10.23	First Lien Holdings Guaranty, dated as of February 1, 2019, among DiscoverOrg Midco, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.13
10.24	First Lien Subsidiary Guaranty, dated as of February 1, 2019, among the guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.14
10.25	First Lien Intercompany Subordination Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the subordinated creditors and obligors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	S-1 filed February 27, 2020	333-236674	10.15

10.26†	Employment Agreement, dated as of May 27, 2020, between ZoomInfo Technologies Inc., ZoomInfo OpCo and Henry Schuck	8-K filed June 8, 2020	001-39310	10.9
10.27†	Employment Agreement, dated December 21, 2018, by and between DiscoverOrg Data, LLC and Peter Cameron Hyzer	S-1 filed February 27, 2020	333-236674	10.25
10.28†	Form of Standard Employee Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.28
10.29†	Form of Leverage Restoration Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.30
10.30†	Form of Standard Employee Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	10-K filed February 16, 2023	001-39310	10.30
10.31†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.32
10.32†	Form of Non-Employee Director Sign-On Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.33
10.33†	Form of LTIP Unit Award Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.35
10.34†	Form of Restrictive Covenant Agreement Exhibit to Employee Equity Awards under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.36
10.35†	Form of Performance Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	10-Q filed May 1, 2023	001-39310	10.1
10.36†	Employment Agreement dated as of April 21, 2023, between ZoomInfo Technologies LLC and Ali Dasdan	10-Q filed May 1, 2023	001-39310	10.2
10.37†	Separation Agreement and Release, as Amended, effective October 8, 2024, between the Company and Peter Cameron Hyzer	10-Q filed November 12, 2024	001-39310	10.1
10.38†	Offer Letter dated September 6, 2024, between the Company and Graham O’Brien	10-Q filed November 12, 2024	001-39310	10.2
+10.39†	Employment Agreement dated February 11, 2025, between the Company and James Roth
+10.40†	Employment Agreement dated February 11, 2025, between the Company and Ashley McGrane
+19.1	Securities Trading Policy
+21.1	Subsidiaries of ZoomInfo Technologies Inc.
+23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	ZoomInfo Technologies Inc. Clawback Policy	10-K filed February 15, 2024	001-39310	97.1
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2025.

ZOOMINFO TECHNOLOGIES INC.

By:	/s/ Henry Schuck
Name: Henry Schuck Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry Schuck	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 25, 2025
Henry Schuck

/s/ Keith Enright	Director	February 25, 2025
Keith Enright

/s/ Ashley Evans	Director	February 25, 2025
Ashley Evans

/s/ Alison Gleeson	Director	February 25, 2025
Alison Gleeson

/s/ Mark Mader	Director	February 25, 2025
Mark Mader

/s/ Domenic Maida	Director	February 25, 2025
Domenic Maida

/s/ Patrick McCarter	Director	February 25, 2025
Patrick McCarter

/s/ Katie Rooney	Director	February 25, 2025
Katie Rooney

/s/ D. Randall Winn	Director	February 25, 2025
D. Randall Winn

/s/ Owen Wurzbacher	Director	February 25, 2025
Owen Wurzbacher

/s/ M. Graham O’Brien	Interim Chief Financial Officer (principal financial officer & principal accounting officer)	February 25, 2025
M. Graham O’Brien