Form 10-Q
period 2025-03-31
ZoomInfo Technologies Inc.
filed 2025-05-12
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of April 30, 2025, there were 328,911,200 shares of the registrant’s common stock outstanding. As previously announced, effective as of May 13, 2025, the Company intends to change its trading symbol on The Nasdaq Stock Market LLC from “ZI” to “GTM”.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. In some cases, you can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “trend,” “will,” “would” or the negative version of these words or other comparable words.
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
The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Quarterly Report on Form 10-Q, other factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K of ZoomInfo Technologies Inc. for the fiscal year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2025 (the “2024 Form 10-K”), and in other reports we file from time to time with the SEC:
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
◦Other companies, including various small and medium-sized businesses who focus on B2B sales and marketing intelligence, have become, and larger and better-funded companies with significant resources may shift their existing business models to become, more competitive with us;
◦We experience competition from other companies and technologies that allow companies to gather and aggregate sales, marketing, recruiting, and other data, and competing products and services could provide greater appeal to customers;
◦Our business is, and the markets in which we compete are, rapidly evolving, including with respect to AI and AI-enabled products, which make it difficult to forecast demand for our services;
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
◦We may be subject to litigation for any variety of claims, which could harm our reputation and adversely affect our business, results of operations, and financial condition;
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
◦Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition; and
◦Technical problems or disruptions that affect our customers’ ability to access our services, or the software, internal applications, database, and network systems underlying our services, could damage our reputation and brands and lead to reduced demand for our products and services, lower revenues, and increased costs.
Risks Related to Financial, Accounting and Credit Matters
◦We generate revenue from sales of subscriptions to our platform and data, and any decline in demand for the types of products and services we offer would negatively impact our business;
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
◦We have a substantial amount of debt, which could adversely affect our financial position and our ability to raise additional capital and prevent us from fulfilling our obligations;
◦We may not be able to generate sufficient cash to service all of our indebtedness;
◦Interest rate fluctuations may affect our results of operations and financial condition; and
◦Changes in our credit and other ratings could adversely impact our operations and lower our profitability.

Risks Related to Taxation
◦We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and global tax developments may have a material impact to our business, cash flows, tax liabilities and results of operations;
◦Unanticipated changes in our effective tax rate and additional tax liabilities may impact our financial results;
◦Changes in tax laws or regulations in the various jurisdictions in which we operate could increase the cost of our products and services and adversely impact our business; and
◦Our results of operations may be adversely affected if we are required to collect sales or other related taxes for purchases of our products and services in jurisdictions where we have not historically done so.
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
Website Disclosure
The Company intends to use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://ir.zoominfo.com. Accordingly, you should monitor the investor relations portion of our website at https://ir.zoominfo.com in addition to following our press releases, SEC filings, and public conference calls and webcasts (which are not incorporated herein or otherwise a part of this Form 10-Q). In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations page at https://ir.zoominfo.com. The information on or that can be accessed through our website is not incorporated herein or otherwise a part of this Form 10-Q, and the inclusion of our website address is an inactive textual reference only.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$138.5	$139.9
Short-term investments	2.0	—
Accounts receivable, net	203.8	246.1
Prepaid expenses and other current assets	58.5	58.6
Income tax receivable	7.3	6.4
Total current assets	$410.1	$451.0

Restricted cash, non-current	9.0	9.1
Property and equipment, net	121.3	112.6
Operating lease right-of-use assets, net	85.7	90.9
Intangible assets, net	261.1	275.8
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,707.7	3,717.6
Deferred costs and other assets, net of current portion	118.4	117.9
Total assets	$6,406.0	$6,467.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17.1	$16.6
Accrued expenses and other current liabilities	87.2	123.0
Unearned revenue, current portion	480.8	473.8
Income taxes payable	0.5	0.6
Current portion of tax receivable agreements liability	22.4	22.3
Current portion of operating lease liabilities	10.5	9.9
Current portion of long-term debt	5.9	5.9
Total current liabilities	$624.4	$652.1

Unearned revenue, net of current portion	3.6	4.1
Tax receivable agreements liability, net of current portion	2,741.3	2,740.2
Operating lease liabilities, net of current portion	164.4	151.2
Long-term debt, net of current portion	1,220.9	1,221.8
Deferred tax liabilities	2.4	2.4
Other long-term liabilities	2.9	2.3
Total liabilities	$4,759.9	$4,774.1

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 334,344,186 and 342,027,974 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$3.3	$3.4
Preferred stock, par value $0.01; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; zero issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,292.4	1,362.9
Accumulated other comprehensive income	11.2	14.8
Retained earnings	339.2	312.4
Total stockholders' equity	$1,646.1	$1,693.5
Total liabilities and stockholders' equity	$6,406.0	$6,467.6
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$305.7	$310.1
Cost of revenue:
Cost of service(1)	37.8	33.9
Amortization of acquired technology	9.5	9.5
Gross profit	$258.4	$266.7
Operating expenses:
Sales and marketing(1)	106.0	99.6
Research and development(1)	51.1	43.7
General and administrative(1)	45.8	75.1
Amortization of other acquired intangibles	5.2	5.3
Total operating expenses	$208.1	$223.7
Income from operations	$50.3	$43.0
Interest expense, net	9.8	10.1
Other loss, net	0.9	3.4
Income before income taxes	$39.6	$29.5
Provision for income taxes	12.8	14.4
Net income	$26.8	$15.1
Net income per share of common stock:
Basic	$0.08	$0.04
Diluted	0.08	0.04
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended March 31,
	2025	2024
Cost of service	$2.8	$2.5
Sales and marketing	11.4	11.8
Research and development	8.6	8.8
General and administrative	6.8	8.1
Total equity-based compensation expense	$29.6	$31.2
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$26.8	$15.1
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges	$0.1	$6.9
Realized gain on settlement of cash flow hedges	(4.9)	(6.7)
Amortization of deferred losses related to the dedesignated Interest Rate Swap	—	0.1
Other comprehensive income (loss) before tax	$(4.8)	$0.3
Tax effect	1.2	(0.1)
Other comprehensive income (loss), net of tax	$(3.6)	$0.2
Comprehensive income	$23.2	$15.3
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	342,027,974	$3.4	$1,362.9	$14.8	$312.4	$1,693.5
Issuance of common stock upon vesting of RSUs	1,417,178	—	—	—	—	—
Shares withheld related to net share settlement	(502,692)	—	(5.4)	—	—	(5.4)
Repurchase of common stock	(8,598,274)	(0.1)	(95.8)	—	—	(95.9)
Net income	—	—	—	—	26.8	26.8
Other comprehensive loss	—	—	—	(3.6)	—	(3.6)
Equity-based compensation expense	—	—	30.7	—	—	30.7
Balance, March 31, 2025	334,344,186	$3.3	$1,292.4	$11.2	$339.2	$1,646.1

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	384,830,529	$3.8	$1,804.9	$27.3	$283.3	$2,119.3
Issuance of common stock upon vesting of RSUs	1,359,913	—	—	—	—	—
Shares withheld related to net share settlement	(410,537)	—	(7.0)	—	—	(7.0)
Repurchase of common stock	(9,623,255)	(0.1)	(154.3)	—	—	(154.4)
Net income	—	—	—	—	15.1	15.1
Other comprehensive income	—	—	—	0.2	—	0.2
Equity-based compensation expense	—	—	32.7	—	—	32.7
Balance, March 31, 2024	376,156,650	$3.7	$1,676.3	$27.5	$298.4	$2,005.9
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Three Months Ended March 31,
	2025	2024

Operating activities:
Net income	$26.8	$15.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.1	20.0
Amortization of debt discounts and issuance costs	0.6	0.5
Amortization of deferred commissions costs	21.4	17.4
Equity-based compensation expense	29.6	31.2
Deferred income taxes	11.2	13.2
Tax receivable agreement remeasurement	1.2	9.6
Provision for bad debt expense	4.3	9.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	37.9	39.3
Prepaid expenses and other current assets	(3.3)	(11.9)
Deferred costs and other assets, net of current portion	(16.1)	(17.6)
Income tax receivable	(0.9)	(1.2)
Accounts payable	(1.9)	(16.9)
Accrued expenses and other liabilities	(20.2)	5.5
Unearned revenue	6.5	2.5
Net cash provided by operating activities	$119.2	$115.9

Investing activities:
Purchases of investments	$(4.0)	$—
Maturities of investments	—	48.2
Purchases of property and equipment and other assets	(14.8)	(12.8)
Net cash provided by (used in) investing activities	$(18.8)	$35.4

Financing activities:
Payments of deferred consideration	$—	$(0.7)
Repayment of debt	(1.5)	(1.5)
Payments of debt issuance and modification costs	—	(0.8)
Taxes paid related to net share settlement of equity awards	(5.4)	(7.1)
Tax receivable agreement payments	—	(31.6)
Repurchase of common stock	(95.0)	(151.0)
Net cash used in financing activities	$(101.9)	$(192.7)

Net decrease in cash, cash equivalents, and restricted cash	$(1.5)	$(41.4)
Cash, cash equivalents, and restricted cash at beginning of period	149.0	456.2
Cash, cash equivalents, and restricted cash at end of period	$147.5	$414.8

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Three Months Ended March 31,
	2025	2024
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$138.5	$405.9
Restricted cash, non-current	9.0	8.9
Total cash, cash equivalents, and restricted cash	$147.5	$414.8

Supplemental disclosures of cash flow information:
Interest paid in cash	$16.8	$17.7
Cash paid for taxes	2.9	3.3

Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$5.2	$2.1
Equity-based compensation included in capitalized software	1.1	1.5
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
The Company’s headquarters are located in Vancouver, WA, and we have additional offices throughout the United States, and offices internationally in Israel, Canada, the United Kingdom, and India.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Company’s 2024 Form 10-K.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2025 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of March 31, 2025, changes in stockholders’ equity and results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024.
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
Cash, Cash Equivalents, and Investments
Cash equivalents consist of highly liquid marketable debt securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable securities as “available-for-sale.” We carry these investments at fair value, based on quoted market prices or other readily available market information. We have both short-term and long-term investments (which are included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets). Unrealized gains and losses, net of taxes, are included in Accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity on our Consolidated Balance Sheets. Gains and losses are determined using the specific identification method and recognized when realized on our Consolidated Statements of Operations. If we were to determine that an other-than-temporary decline in fair value has occurred, the amount of the decline related to a credit loss will be recognized in income.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2025 and 2024, or accounted for more than 10% of accounts receivable as of March 31, 2025 and December 31, 2024.
Accounts Receivable and Contract Assets
Accounts receivable represents the billed transaction price from revenue contracts, reflecting adjustments for variable consideration, and is presented net of allowance for expected credit losses. It does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2025 and December 31, 2024, the allowance for expected credit losses was $11.1 million and $12.6 million, respectively. The Company reassesses the adequacy of the allowance each reporting period.
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
Commissions payable at March 31, 2025 were $24.9 million, of which the current portion of $22.4 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $2.5 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2024 were $32.8 million, of which the current portion of $30.8 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $2.0 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $9.3 million and $10.4 million were recorded for the three months ended March 31, 2025 and 2024, respectively. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
The foregoing valuation estimates are inherently uncertain and subject to revision as additional information is obtained during the measurement period for an acquisition, which may last up to one year from the acquisition date. During the measurement period, we may record adjustments to the fair value of tangible and intangible assets acquired and liabilities assumed, with a corresponding offset to goodwill. After the conclusion of the measurement period or the final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to earnings.

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
Indefinite-lived intangible assets consist of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Indefinite-lived intangible assets are not subject to amortization. Instead, they are subject to an annual assessment for potential impairment, or more frequently upon the occurrence of a triggering event when circumstances indicate that the book value is greater than its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. The Company conducts its impairment assessment during the fourth quarter of each fiscal year. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three month periods ended March 31, 2025 and 2024.
Impairment and Abandonment of Long-lived Assets
Long-lived assets, such as property and equipment, acquired intangible assets, and right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The estimated future cash flows associated with the right-of-use assets under Accounting Standards Codification (“ASC”) 842 were developed by incorporating current market data and forecasts provided by reputable external real estate brokers and data sources. These projections consider prevailing rental rates, anticipated lease renewals, expected vacancy periods, and other relevant market factors that contribute to the estimation of recoverable cash flows for the impaired office spaces we do not intend to occupy. No impairment charges were recorded for the three month periods ended March 31, 2025 and 2024.
When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. No lease abandonment charges were recorded for the three month periods ended March 31, 2025 and 2024.

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
Derivative Instruments and Hedging Activities
FASB’s ASC 815, Derivatives and Hedging (“ASC 815”), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.
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
Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and amortized as interest expense over the terms of the related debt using the effective interest method for term debt and on a straight-line basis for revolving debt. Debt issuance costs are generally presented on our Consolidated Balance Sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the Company classifies the debt issuance costs related to its first lien revolving credit facility within Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets regardless of whether the Company has any outstanding borrowings on our first lien revolving credit facility. Upon a refinancing or amendment, the Company evaluates the modified debt instrument in accordance with ASC 470-50-40-10. When the present value of the cash flows under the modified debt instrument has changed by greater than 10 percent from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounts for the amendment as a debt extinguishment and all previously-capitalized debt issuance costs are expensed and included in Loss on debt modification and extinguishment in our Consolidated Statements of Operations. If the change in the present value of cash flows is less than 10 percent, any previously-capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument. The Company performs assessments of debt modifications at a lender-specific level for all syndicated financing arrangements.
Tax Receivable Agreements
In connection with our initial public offering, we entered into two Tax Receivable Agreements (the “TRAs”) with certain non-controlling interest holders (the “TRA Holders”). The TRAs generally provide for payment by the Company to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax or franchise tax based on income that the Company actually realizes or is deemed to realize in certain circumstances. The Company will retain the benefit of the remaining 15% of these net cash savings.
We account for amounts payable under the TRAs in accordance with ASC Topic 450, Contingencies. Amounts payable under the TRAs are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. Liabilities relating to our TRAs are classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the liabilities relating to our TRAs are recognized in our Consolidated Statements of Operations as a component of Other loss, net. Refer to Note 14 - Tax Receivable Agreements for additional information.
Income Taxes
The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities using tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits within Provision for income taxes on the Consolidated Statements of Operations. Refer to Note 15 - Income Taxes for additional information.
Equity-Based Compensation Expense
The Company periodically grants incentive awards to employees and non-employees, which generally vest over periods of up to four years. Incentive awards may be in the form of various equity-based awards such as common stock, subject to certain specified restrictions (which may include, without limitation, a requirement that the recipient remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan (“Restricted Stock”) and an unfunded and unsecured promise to deliver shares of our common stock, cash, other securities or other property, subject to certain restrictions (which may include, without limitation, a requirement that the recipient remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan (“restricted stock units”, or “RSU”), and common stock options.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2025, the Board authorized an additional $500.0 million bringing the aggregate total authorizations as of March 31, 2025 to $1.6 billion, of which $542.5 million remained available and authorized for repurchases. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
During the three months ended March 31, 2025, the Company repurchased and subsequently retired 8,598,274 shares of common stock at an average price of $11.05, for an aggregate $95.0 million. During the three months ended March 31, 2024, the Company repurchased and subsequently retired 9,623,255 shares of common stock at an average price of $15.90, for an aggregate $153.1 million.
The Inflation Reduction Act of 2022, enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company calculates excise tax due based on the year-to-date amount repurchased in excess of the fair market value of shares issued and is included within Accrued expenses and other current liabilities on our Consolidated Balance Sheets. During the three months ended March 31, 2025 and 2024, the Company recorded the associated excise taxes of $0.8 million and $1.4 million, respectively. Excise taxes associated with these share repurchases are presented within Repurchase of common stock on our Consolidated Statements of Changes in Stockholders’ Equity, as a reduction to Additional paid-in capital. During the three months ended March 31, 2025, and 2024, the Company made no excise tax payments.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. This standard will be effective for the Company for the annual period beginning January 1, 2027 and interim period beginning January 1, 2028, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The Company is currently evaluating the disclosure impacts of ASU 2024-03 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard will be effective for the Company for the annual period beginning January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company adopted this standard beginning in 2025 and expects to provide incremental annual disclosures beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. However, there was no impact to the consolidated financial statements upon adoption.
Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended March 31,
(in millions)	2025	2024
Subscription	$301.9	$306.8
Usage-based	3.2	2.3
Other	0.6	1.0
Total revenue	$305.7	$310.1
Subscription revenue is comprised primarily of Go-To-Market business intelligence tools that allow our customers to access our SaaS to support sales, marketing and recruiting processes, which include data, analytics, and insights to provide accurate and comprehensive intelligence on organizations and professionals. Our customers use our platform to identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle.
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
Of the total revenue recognized in the three months ended March 31, 2025, $242.7 million were included in the unearned revenue balance as of December 31, 2024. Of the total revenue recognized in the three months ended March 31, 2024, $245.2 million were included in the unearned revenue balance as of December 31, 2023. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.

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
As of March 31, 2025 and December 31, 2024, the Company had contract assets of $2.7 million and $5.0 million, respectively, which are recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the Company had unearned revenue of $484.4 million and $477.9 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of March 31, 2025	$837.4	$291.7	$1,129.1
As of December 31, 2024	850.1	306.8	1,156.9

Note 3 - Cash, Cash Equivalents, and Investments
Cash, and cash equivalents, and investments consisted of the following as of March 31, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Current Assets:
Cash	$128.3	$—	$—	$128.3
Cash equivalents:
Certificates of deposit	$8.1	$—	$—	$8.1
Money market mutual funds	2.1	—	—	2.1
Total cash equivalents	$10.2	$—	$—	$10.2
Total cash and cash equivalents	$138.5	$—	$—	$138.5
Investments:
Corporate debt securities	$2.0	$—	$—	$2.0
Securities guaranteed by U.S. government	2.0	—	—	2.0
Total investments	$4.0	$—	$—	$4.0
Total cash and cash equivalents, and investments	$142.5	$—	$—	$142.5
Cash and cash equivalents consisted of the following as of December 31, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$125.5	$—	$—	$125.5
Cash equivalents:
Certificates of deposit	$8.4	$—	$—	$8.4
Money market mutual funds	6.0	—	—	6.0
Total cash equivalents	$14.4	$—	$—	$14.4
Total cash and cash equivalents	$139.9	$—	$—	$139.9
Refer to Note 8 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for sale securities were immaterial at March 31, 2025 and December 31, 2024.
The following table summarizes the cost and estimated fair value of the securities classified as short-term or long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets) based on stated effective maturities as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$2.0	$2.0	$—	$—
Due between one and two years	2.0	2.0	—	—
Total	$4.0	$4.0	$—	$—

Note 4 - Property and Equipment
The Company’s property and equipment consist of the following:

	March 31,	December 31,
(in millions)	2025	2024
Computer equipment	$13.1	$14.2
Furniture and fixtures	5.4	6.8
Leasehold improvements	50.3	47.2
Internal use developed software	131.0	122.3
Construction in progress	7.6	6.7
Property and equipment, gross	$207.4	$197.2
Less: accumulated depreciation	(86.1)	(84.6)
Property and equipment, net	$121.3	$112.6
Depreciation expense was $7.4 million and $5.2 million for the three months ended March 31, 2025 and 2024, respectively.
Note 5 - Goodwill and Acquired Intangible Assets
Goodwill was $1,692.7 million as of March 31, 2025 and December 31, 2024. There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2025.
Intangible assets, other than goodwill, consisted of the following as of March 31, 2025 and December 31, 2024, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(138.2)	$149.9	14.6
Acquired technology	331.3	(256.1)	75.2	6.3
Brand portfolio	11.5	(8.5)	3.0	7.8
Total intangible assets subject to amortization	$630.9	$(402.8)	$228.1

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(402.8)	$261.1

Note 5 - Goodwill and Acquired Intangible Assets (continued)

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(133.2)	$154.9	14.5
Acquired technology	331.3	(246.6)	84.7	6.3
Brand portfolio	11.5	(8.3)	3.2	7.8
Total intangible assets subject to amortization	$630.9	$(388.1)	$242.8

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(388.1)	$275.8
Amortization expense was $14.7 million and $14.8 million for the three months ended March 31, 2025 and 2024, respectively.
Note 6 - Financing Arrangements
As of March 31, 2025 and December 31, 2024, the carrying values of the Company’s borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	March 31, 2025	December 31, 2024
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 1.75%	$583.3	$584.6
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	—	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	643.5	643.1
Total debt				$1,226.8	$1,227.7
Less: current portion				(5.9)	(5.9)
Total long-term debt, net of current portion				$1,220.9	$1,221.8
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
The effective interest rate on the first lien debt was 6.32% and 6.56% as of March 31, 2025 and December 31, 2024, respectively.
First Lien Revolving Credit Facility
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
As of March 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contracts	Two	500.0	0.370%	January 30, 2026

Note 7 - Derivatives and Hedging Activities (continued)
The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to Interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $15 million of net pre-tax gains from accumulated other comprehensive income as a reduction of interest expense in the next twelve months associated with its interest rate swap.
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
The derivative foreign currency forward contracts are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to revenue or operating expenses depending on the nature of the underlying transaction, when the underlying transaction has an impact on earnings. Impacts on Cash and cash equivalents are presented as operating cash flows on our Consolidated Statements of Cash Flows in the period contracts are settled. During the three months ended March 31, 2025, the Company did not have any outstanding foreign currency derivatives designated as cash flow hedges.
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025		December 31, 2024
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swap contracts(1)	$15.1	$—	$18.5	$—
Interest rate swap contracts(2)	—	—	1.4	—
Total designated derivative fair value	$15.1	$—	$19.9	$—
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

Note 8 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term and long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets), prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our certificates of deposits and money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities and securities guaranteed by the U.S. government as Level 2 within the fair value hierarchy. The fair value of our first term lien debt and Senior Notes was $577.1 million and $596.4 million as of March 31, 2025, and $584.0 million and $585.0 million as of December 31, 2024, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
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

Note 8 - Fair Value (continued)
The fair value of our financial assets (liabilities) was determined using the following inputs (in millions):

Fair Value at March 31, 2025	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:(1)
Certificates of deposit	$8.1	$—	$—
Money market mutual funds	2.1	—	—
Investments:(1)
Corporate debt securities	$—	$2.0	$—
Securities guaranteed by U.S. government	—	2.0	—
Derivative assets:(2)
Interest rate swap contracts	$—	$15.1	$—
Total	$10.2	$19.1	$—

Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:(1)
Certificates of deposit	$8.4	$—	$—
Money market mutual funds	6.0	—	—
Derivative assets:(2)
Interest rate swap contracts	$—	$18.5	$—
Interest rate swap contracts	—	1.4	—
Total	$14.4	$19.9	$—

Measured on a non-recurring basis:
Impaired lease-related assets(3)	$—	$—	$31.5
Total	$—	$—	$31.5
__________________
(1)Refer to Note 3 - Cash, Cash Equivalents, and Investments for further information regarding the fair value of our financial instruments.
(2)Refer to Note 7 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments.
(3)Consists of right-of-use lease assets recorded at fair value pursuant to impairment charges that occurred during the second and third quarter of 2024. Refer to Note 13 - Leases in our 2024 Form 10-K.
There were no transfers between fair value measurements levels during the three months ended March 31, 2025.

Note 9 - Commitments and Contingencies
Non-cancelable purchase obligations
For information related to outstanding non-cancelable purchase obligations, refer to the amount disclosed in the audited financial statements in our 2024 Form 10-K. Amounts mainly relate to third-party cloud hosting and software-as-a-service arrangements. For information regarding financing-related obligations, refer to Note 6 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 11 - Leases.
Contingent earnout payments
In connection with the acquisition of Dogpatch Advisors, LLC in April 2022, the Company will issue the remaining equity awards of $0.8 million during the three months ended June 30, 2025. As of March 31, 2025, the Company has paid $1.9 million. Refer to Note 3 - Business Combinations in our 2024 Form 10-K for additional information.
Legal matters
We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. There are inherent uncertainties in these matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Based on the information known by the Company as of the date of this filing, except where otherwise indicated, it is not possible to provide an estimated amount of any loss or range of loss that may occur with respect to these matters, including without limitation, the matters described below.
ZoomInfo Publicity Litigation
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
Datanyze Publicity Litigation
On February 10, 2023, a putative class action lawsuit was filed against Datanyze, LLC, one of the Company’s subsidiaries, in the Circuit Court of Cook County, Illinois alleging Datanyze’s use of Illinois residents’ names in a free trial violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. The case was removed to the United States District Court for the Northern District of Illinois (Eastern Division). On October 23, 2024, a putative class action lawsuit was filed against Datanyze, LLC in the Northern District of California, San Francisco Division, alleging Datanyze’s use of California, Nevada, Indiana, and Alabama residents’ names in a free trial violates statutory rights-of-publicity in the respective states, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. On February 12, 2025, Datanyze entered into a binding term sheet with the plaintiffs in both of these class actions, to resolve these class actions for an immaterial amount. As contemplated in the parties’ agreement, the parties stipulated to the dismissal of both federal actions. The claims were re-filed as a single case in the Circuit Court of DuPage County, Illinois solely for purposes of facilitating settlement. On April 7, 2025, the Circuit Court of DuPage County, Illinois, granted preliminary approval of the settlement.

Note 9 - Commitments and Contingencies (continued)
On March 8, 2023, a putative class action lawsuit was filed against Datanyze, LLC in the United States District Court for the Northern District of Ohio alleging Datanyze’s use of Ohio residents’ names in a free trial violates the Ohio Right of Publicity Statute, and seeking statutory damages, costs, and attorneys’ fees. On November 17, 2023, the court dismissed the plaintiffs’ claims with prejudice and on January 14, 2025, the United States Court of Appeals for the Sixth Circuit affirmed the district court’s dismissal. On April 13, 2025, the plaintiffs’ time to petition for a writ of certiorari lapsed, thereby concluding this matter.
Quebec Privacy Litigation
On March 17, 2025, a putative class action lawsuit was filed against ZoomInfo Technologies Inc., ZoomInfo Technologies LLC, and ZoomInfo Canada Corp. in the Superior Court of Quebec, alleging that the Company’s collection and publication of personal information violated the Quebec Civil Code, Quebec’s statute regarding the protection of personal information in the private sector (LPRPSP), and the Quebec Charter of Human Rights and Freedoms. The plaintiffs seek statutory, compensatory and punitive damages, as well as costs and legal fees. The Company intends to vigorously defend against this lawsuit.
Colorado Consumer Protection Litigation
On April 16, 2025, a putative class action lawsuit was filed against ZoomInfo Technologies LLC in the Superior Court of the State of Washington (Clark County), alleging that ZoomInfo Technologies LLC violated the State of Colorado’s Prevention of Telemarketing Fraud Act (PTFA) by listing cell phone numbers of Colorado residents in the Company’s online directory for commercial purposes without obtaining their consent. The suit seeks statutory damages, injunctive and other equitable relief, costs and attorneys’ fees. The Company intends to vigorously defend against this lawsuit.
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

Note 10 - Earnings Per Share
The following tables set forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2025	2024
Basic net income per share attributable to common stockholders
Numerator:
Net income	$26.8	$15.1
Denominator:
Weighted average number of shares of common stock outstanding	340,741,847	378,967,201
Basic net income per share attributable to common stockholders	$0.08	$0.04

Diluted net income per share attributable to common stockholders
Numerator:
Net income	$26.8	$15.1
Denominator:
Number of shares used in basic computation	340,741,847	378,967,201
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Restricted stock awards	—	145,210
Employee Stock Purchase Plan	—	195,072
Weighted average shares of common stock outstanding used to calculate diluted net income per share	340,741,847	379,307,483
Diluted net income per share attributable to common stockholders	$0.08	$0.04
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net income per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Restricted stock units	13,614,370	15,474,470
Exercise of common stock options	226,924	76,261
Total anti-dilutive securities	13,841,294	15,550,731
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
The Company subleases two offices. The subleases have remaining lease terms of less than six years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income from operations on our Consolidated Statements of Operations, was immaterial for the three months ended March 31, 2025 and 2024.

Note 11 - Leases (continued)
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in millions)	2025	2024
Assets
Operating lease right-of-use assets, net	$85.7	$90.9

Liabilities
Current portion of operating lease liabilities	$10.5	$9.9
Operating lease liabilities, net of current portion	164.4	151.2
Total lease liabilities	$174.9	$161.1
Rent expense was $8.6 million, inclusive of $1.1 million related to the Waltham Lease Restructuring, and $5.6 million for the three months ended March 31, 2025 and 2024, respectively. Refer to Note 13 - Leases in our 2024 Form 10-K for further information regarding the Waltham Lease Restructuring.
Other information related to leases was as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$2.2	$2.9
Cash received for tenant incentive reimbursement	14.7	0.3

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$—	$28.4

	As of
	March 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	13.1	13.0
Weighted average discount rate	7.5%	7.5%

Note 11 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of March 31, 2025 (in millions):

Year Ending December 31,	Operating Leases
2025 (excluding three months ended March 31, 2025)	$(4.1)
2026	16.0
2027	24.4
2028	25.9
2029	26.3
Thereafter	226.8
Total future minimum lease payments	$315.3
Less: Effects of discounting	140.4
Total lease liabilities	$174.9
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. Included in the undiscounted future minimum lease payments for the years ended December 31, 2025, and 2026 are future tenant improvement allowance reimbursements related to our Ra’anana, Israel and Vancouver, Washington leases.
Expense associated with short-term leases and variable lease costs were immaterial for the three months ended March 31, 2025 and 2024. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Undiscounted lease payments under all leases executed and not yet commenced are anticipated to be $62.1 million net of tenant improvement allowance of $7.6 million, which relate to a lease expected to commence in the three months ended June 30, 2025. These payments are not included in the tabular disclosure of undiscounted future minimum lease payments under non-cancelable leases above.
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

Note 12 - Equity-based Compensation (continued)
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
Restricted Stock Units
Restricted stock unit activity was as follows during the periods indicated:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	15,220,019	$17.37	12,636,460
Granted	865,359	10.32	5,543,344
Granted - performance-based	47,894	10.29	—
Vested	(1,417,178)	20.95	(1,359,913)
Forfeited	(1,101,724)	18.06	(1,345,421)
Unvested at end of period	13,614,370	16.47	15,474,470
Restricted Stock
Restricted stock activity was as follows during the periods indicated:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock
Unvested at beginning of period	—	$—	347,976
Vested	—	—	(225,560)
Unvested at end of period	—	—	122,416
Common Stock Options
Common stock options activity was as follows during the period indicated:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	228,059	$21.00	279,553
Expired	(1,827)	21.00	(6,474)
Outstanding at end of period	226,232	21.00	273,079

Note 12 - Equity-based Compensation (continued)
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of options outstanding and options exercisable were as follows as of March 31, 2025:

March 31, 2025
Aggregate intrinsic value (in millions)(1)
Options outstanding	$—
Options exercisable	—
Weighted average remaining contractual term (in years)
Options outstanding	4.9 years
Options exercisable	4.9 years
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
The Company withheld zero and $2.1 million worth of ESPP contributions for the three months ended March 31, 2025, and 2024, respectively, on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. No shares of common stock were purchased under the ESPP during the three months ended March 31, 2025, and 2024. The Company recognized zero and $0.8 million of equity-based compensation expense related to the ESPP for the three months ended March 31, 2025, and 2024, respectively.

Note 12 - Equity-based Compensation (continued)
HSKB Phantom Units
For information related to the HSKB Phantom Units, refer to Note 14 — Equity-based Compensation in our 2024 Form 10-K.
Unamortized Equity-based Compensation
As of March 31, 2025, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

(in millions)	Amount	Weighted Average Remaining Service Period (in years)
Restricted stock units	$186.0	2.1
HSKB Phantom Units	7.0	1.9
Total unamortized equity-based compensation cost	$193.0	2.1
Note 13 - Segment and Geographic Data
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes property and equipment, net and operating lease right-of-use assets, net. As of March 31, 2025, long-lived assets held in the United States and Israel were $184.7 million and $18.0 million, respectively, representing approximately 98% of the consolidated total. As of December 31, 2024, long-lived assets held in the United States and Israel were $179.5 million and $19.0 million, respectively, representing approximately 98% of the consolidated total.
Contracts denominated in currencies other than U.S. Dollar were not material for the three months ended March 31, 2025 and 2024. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 12% of our total revenues for the three months ended March 31, 2025 and 2024, respectively. Revenue by geographic region is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
United States	$269.5	$271.4
Rest of World	36.2	38.7
Total revenue	$305.7	$310.1

Note 13 - Segment and Geographic Data (continued)
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$305.7	$310.1
Less:
Employee compensation expense(1)	114.7	105.5
Payroll tax and benefits expense	26.7	22.8
Technology expense	14.5	12.4
Marketing expense	9.3	10.4
Facilities expense	8.2	6.4
Bad debt expense	4.3	9.2
Hosting and infrastructure expense	9.8	8.7
Other segment items(2)	45.8	71.7
Depreciation and amortization expense	22.1	20.0
Interest expense, net	9.8	10.1
Other loss, net	0.9	3.4
Income tax expense	12.8	14.4
Net income	$26.8	$15.1
__________________
(1)Primarily includes employee-related salaries, bonuses, and commissions.
(2)Other segment items primarily include equity-based compensation expense.
Note 14 - Tax Receivable Agreements
For information related to our TRAs, refer to Note 16 - Tax Receivable Agreements in our 2024 Form 10-K.
As of March 31, 2025 and December 31, 2024, the Company had a liability of $2,763.7 million and $2,762.5 million, respectively, related to its projected obligations under the TRAs. This liability, or a portion thereof, becomes payable once the tax attributes under the TRAs reduce the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.
No payments were made to TRA holders pursuant to the TRA during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company made TRA payments of $31.6 million. During the three months ended March 31, 2025, we recognized a TRA measurement loss of $1.2 million, principally due to movement in our blended state tax rate. During the three months ended March 31, 2024, we recognized a TRA measurement loss of $9.6 million, principally due to revaluation for the blended state tax rate applied to the current portion of TRA liability and an increase to the cumulative liability due to TRA Holders resulting from a reduction in the management allocation percent withheld. The TRA remeasurement gains and losses are recorded within Other loss, net on our Consolidated Statements of Operations.
Note 15 - Income Taxes
The Company’s provision for income taxes for both the three months ended March 31, 2025 and 2024 was based on our projected annual effective tax rate for fiscal year 2025 and 2024, respectively, adjusted for specific items that are required to be recognized in the period in which they occur.

Note 15 - Income Taxes (continued)
The effective tax rate, inclusive of items specific to the period, for the three months ended March 31, 2025 and 2024 was 32.2% and 48.8%, respectively. The Company recorded income tax expense of $12.8 million and $14.4 million for the three months ended March 31, 2025 and 2024, respectively.
The Company’s projected 2025 annual effective tax rate differed from the U.S. federal statutory rate of 21.0% due to U.S. state taxes, foreign taxes and non-deductible equity compensation expense, offset by research and development credits. Further, the Company’s annual effective tax rate included period specific costs associated with shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial accounts and effects of changes in state tax law and apportionment.
The gross liabilities for unrecognized tax benefits, which are reflected as a reduction of deferred tax assets, were $14.9 million and $14.6 million as of March 31, 2025 and December 31, 2024, respectively. No interest or penalties are accrued with respect to the unrecognized tax benefits. If the unrecognized tax benefits as of March 31, 2025 were recognized, the entire balance would impact the effective tax rate. It is not anticipated any of the unrecognized tax benefit will be recognized within the next twelve months.
Note 16 - Subsequent Events
Management has evaluated subsequent events from March 31, 2025 through the date the financial statement was available to be issued and has determined there are no material subsequent events that require disclosure other than those below and in Note 9 - Commitments and Contingencies.
Share Repurchase Program
Subsequent to March 31, 2025 and up through May 9, 2025, the Company repurchased and subsequently retired 6,776,573 shares of the Company’s common stock in the open market at a cost of $56.1 million, for an average price of $8.27 per share, under the Share Repurchase Program described further in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in our 2024 Form 10-K, the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Form 10-K, and the unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q and under “Risk Factors” in Part I, Item 1A of our 2024 Form 10-K. Numerical figures included in this Form 10-Q have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
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

We generate substantially all of our revenue from sales of subscriptions to our platform. Subscriptions include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length. About 49% of customer contracts (based on annualized value) are multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.
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
Recent Developments
Impact of Macroeconomic Conditions
Our business and financial condition have and may continue to be impacted by adverse macroeconomic conditions. See “Risk Related to Geopolitical and Macroeconomic Factors” in Part I, Item 1A of our 2024 Form 10-K for further discussion of the possible impact of these issues on our business.
Share Repurchase Program
In February 2025, the Board authorized an additional $500.0 million bringing the aggregate total authorizations as of March 31, 2025 to $1.6 billion, of which $542.5 million remained available and authorized for repurchases. Refer to Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total ACV for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net revenue retention rate was 87% and 85% as of March 31, 2025 and 2024, respectively. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See the caption above entitled “—Recent Developments — Impact of Macroeconomic Conditions.” Over the long term, we expect our net revenue retention rate to be influenced by our ability to move upmarket, as larger customers have historically exhibited higher net revenue retention. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of March 31, 2025 and 2024 our customers with over $100,000 in ACV was 1,868 and 1,760, respectively.

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
Operating expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and amortization of other acquired intangibles. The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation and amortization expense, marketing, and restructuring and transaction-related expenses. We anticipate that restructuring and transaction-related expenses, including potential impairments, will be influenced by future acquisition activity, strategic restructuring activities, and the commencement of new leases. Specifically, as new leases commence, we may face increased impairment expenses for spaces that we do not intend to occupy and/or that we plan to sublease, which could cause these costs to vary, potentially significantly, from our historic levels. Refer to Note 11 - Leases of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for further information.
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

General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, equity-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses related to bad debt and collections, as well as for professional fees including legal services, accounting, banking, and other consulting services. General and administrative expenses also include restructuring and transaction-related expenses, such as impairment charges associated with our leasing activity. We also incur charges associated with litigation settlements, such as the settlement of the Class Action (as defined in the Company’s 2024 Form 10-K), which are presented within General and administrative on the Consolidated Statements of Operations.
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
Other loss, net
Other loss, net consists primarily of the remeasurement of TRA liabilities, investment income, and realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.
Changes to existing tax law, including changes to corporate income tax rates or the Company’s state tax footprint could lead to substantial remeasurement of the TRA liability recorded through Other loss, net. Additionally, the magnitude of Other loss, net may increase as we expand operations internationally and add complexity to our operations. Refer to the Provision for income taxes section below for further information regarding remeasurement of TRA liability and deferred tax assets.

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
The Company has significant U.S. federal and state deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We regularly review whether it is more likely than not that our deferred tax assets will be realizable. As of March 31, 2025, a valuation allowance continues to be recorded against certain state-level attributes.
The value of our deferred tax assets are regularly remeasured to consider the impact of statutory changes and other guidance, as well as changes in our state income apportionment factors. Given the amount of our deferred tax assets, minor changes can materially affect our Provision for income taxes. A significant portion of our deferred tax assets are associated with our TRA, and upon a remeasurement of our deferred tax assets, the TRA liability is typically concurrently remeasured with a partially offsetting impact within Other loss, net on the Consolidated Statements of Operations.
We have regularly taken tax positions, including with respect to our various corporate events and restructurings, in the ordinary course of determining our Provision for income taxes. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority based on the technical merits. We regularly review our tax positions with consideration of a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our Provision for income taxes in the period in which we make the change, which could have a material impact on our effective tax rate.

Results of Operations
The following table presents our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue	$305.7	$310.1
Cost of revenue:
Cost of service(1)	37.8	33.9
Amortization of acquired technology	9.5	9.5
Gross profit	$258.4	$266.7
Operating expenses:
Sales and marketing(1)	$106.0	$99.6
Research and development(1)	51.1	43.7
General and administrative(1)	45.8	75.1
Amortization of other acquired intangibles	5.2	5.3
Total operating expenses	$208.1	$223.7
Income from operations	$50.3	$43.0
Interest expense, net	9.8	10.1
Other loss, net	0.9	3.4
Income before income taxes	$39.6	$29.5
Provision for income taxes	12.8	14.4
Net income	$26.8	$15.1
__________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Cost of service	$2.8	$2.5
Sales and marketing	11.4	11.8
Research and development	8.6	8.8
General and administrative	6.8	8.1
Total equity-based compensation expense	$29.6	$31.2
Three Months Ended March 31, 2025 and 2024
Revenue. Revenue was $305.7 million for the three months ended March 31, 2025, a decrease of $4.4 million, or 1%, as compared to $310.1 million for the three months ended March 31, 2024. The decrease was primarily due to the effects of the operational changes implemented during the second quarter of 2024. Refer to the “Factors Affecting the Comparability of Our Results of Operations” section above.
Cost of revenue. Cost of revenue was $47.3 million for the three months ended March 31, 2025, an increase of $3.9 million, or 9%, as compared to $43.4 million for the three months ended March 31, 2024. Excluding equity-based compensation expense, cost of revenue was $44.5 million for the three months ended March 31, 2025, an increase of $3.6 million, or 9%, as compared to $40.9 million for the three months ended March 31, 2024, primarily due to increased depreciation expense on internally developed capitalized software, hosting fees, and employee benefit costs.

Gross profit. Gross profit for the three months ended March 31, 2025 was $258.4 million and represented a gross margin of 85%. Gross profit for the three months ended March 31, 2024 was $266.7 million and represented a gross margin of 86%. The decrease in gross profit in the three months ended March 31, 2025 relative to the three months ended March 31, 2024 was $8.3 million, or 3%, primarily due to lower revenues, as described above, increased depreciation expense on internally developed capitalized software, and increased hosting fees.
Operating expenses. Operating expenses were $208.1 million for the three months ended March 31, 2025, a decrease of $15.6 million, or 7%, as compared to $223.7 million for the three months ended March 31, 2024. Excluding equity-based compensation expense, operating expenses were $181.3 million for the three months ended March 31, 2025, a decrease of $13.7 million, or 7%, as compared to $195.0 million for the three months ended March 31, 2024.
•Sales and marketing for the three months ended March 31, 2025 was $106.0 million, representing an increase of $6.4 million, or 6%, as compared to $99.6 million for the three months ended March 31, 2024. Sales and marketing, excluding equity-based compensation expense, for the three months ended March 31, 2025 was $94.6 million, representing an increase of $6.8 million, or 8%, as compared to $87.8 million for the three months ended March 31, 2024, primarily due to increased employee compensation costs, employee benefit costs, and facilities expenses, partially offset by decreased marketing costs.
•Research and development for the three months ended March 31, 2025 was $51.1 million representing an increase of $7.4 million, or 17%, as compared to $43.7 million for the three months ended March 31, 2024. Research and development, excluding equity-based compensation expense, for the three months ended March 31, 2025 was $42.5 million, representing an increase of $7.6 million, or 22%, as compared to $34.9 million for the three months ended March 31, 2024, primarily due to increased employee compensation costs, employee benefit costs, severance costs, facilities, and depreciation expense.
•General and administrative for the three months ended March 31, 2025 was $45.8 million representing a decrease of $29.3 million, or 39%, as compared to $75.1 million for the three months ended March 31, 2024. General and administrative, excluding equity-based compensation expense, for the three months ended March 31, 2025 was $39.0 million, representing a decrease of $28.0 million, or 42%, as compared to $67.0 million for the three months ended March 31, 2024, primarily due to the charges related to Class Actions in the prior period as well as lower bad debt expense, partially offset by increased employee compensation costs, employee benefit costs, technology expenses, severance costs, and facilities expenses.
•Amortization of other acquired intangibles was $5.2 million for the three months ended March 31, 2025, relatively flat as compared to $5.3 million for the three months ended March 31, 2024.
Equity-based compensation expense. Equity-based compensation expense was $29.6 million for the three months ended March 31, 2025, a decrease of $1.6 million, or 5%, as compared to $31.2 million for the three months ended March 31, 2024, due to lower weighted average grant date fair values of grants being amortized in the current period compared to those that were amortized in the prior period, and increased termination expense reversals, partially offset by increased amortization of expenditures for internal use developed software which were previously capitalized.
Income from operations. Income from operations was $50.3 million for the three months ended March 31, 2025, an increase of $7.3 million, or 17%, as compared to income from operations of $43.0 million for the three months ended March 31, 2024. The increase is primarily due to charges related to the Class Actions in the prior period as well as lower bad debt expense, partially offset by lower revenues, increased employee compensation and benefit costs, increased facilities costs, increased severance costs, and increased hosting and contractor expenses. Operating income margin was 16% for the three months ended March 31, 2025 as compared to operating income margin of 14% for the three months ended March 31, 2024.
Interest expense, net. Interest expense, net was $9.8 million for the three months ended March 31, 2025, a decrease of $0.3 million, or 3%, as compared to $10.1 million for the three months ended March 31, 2024, primarily due to lower interest rates partially offset by lower interest income.

Other loss, net. Other loss, net was $0.9 million for the three months ended March 31, 2025, which consists of $1.2 million of TRA remeasurement loss, partially offset by $0.2 million of gain on foreign currency transactions and $0.1 million of investment income, as compared to other loss, net of $3.4 million for the three months ended March 31, 2024, which consists of $9.4 million of TRA remeasurement loss, partially offset by $3.7 million of investment income and $2.3 million of gain on foreign currency transactions.
Provision for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the three months ended March 31, 2025 was $12.8 million, representing an effective tax rate of 32.2%, as compared to provision for income taxes of $14.4 million, representing an effective tax rate of 48.8%, for the three months ended March 31, 2024. The effective tax rate differed from the U.S. federal statutory rate of 21.0% due to non-deductible equity compensation costs, U.S. state taxes, foreign taxes, partially offset by research and development credits.
Net income. Net income was $26.8 million for the three months ended March 31, 2025, an increase of $11.7 million or 77%, as compared to net income of $15.1 million for the three months ended March 31, 2024. The increase was primarily due to charges related to the Class Actions in the prior period, as well as lower bad debt expense and TRA remeasurement loss, partially offset by lower revenues, increased employee compensation and benefit costs, increased facilities costs, increased severance costs, and increased hosting and contractor expenses.
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

Adjusted Operating Income and Adjusted Operating Income Margin
We define Adjusted Operating Income as income (loss) from operations adjusted for, as applicable, (i) amortization of acquired technology and other acquired intangibles, (ii) equity-based compensation expense, (iii) restructuring and transaction-related expenses, (iv) integration costs and acquisition-related expenses, (v) and legal settlement. We exclude the impact of amortization of acquired technology and other acquired intangibles, as well as equity-based compensation expense, because these are non-cash expenses and we believe that excluding these items provides meaningful supplemental information regarding performance and ongoing cash-generation potential. We exclude restructuring and transaction-related expenses, as well as integration costs and acquisition-related compensation, because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. We have also excluded charges associated with litigation settlements related to class actions because we believe it represents an extraordinary litigation expense outside of our ordinary course of business and is not indicative of our operative performance. Adjusted Operating Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by revenue.
The following table presents a reconciliation of Income from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Income from operations (GAAP)	$50.3	$43.0
Amortization of acquired technology	9.5	9.5
Amortization of other acquired intangibles	5.2	5.3
Equity-based compensation expense	29.6	31.2
Restructuring and transaction-related expenses(1)	5.4	0.2
Litigation settlement(2)	0.9	30.2
Adjusted Operating Income (Non-GAAP)	$100.9	$119.4

Revenue (GAAP)	$305.7	$310.1

Operating Income Margin (GAAP)	16%	14%
Adjusted Operating Income Margin (Non-GAAP)	33%	39%

__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. For the three months ended March 31, 2024, this expense is primarily related to the accelerated expense of obsolete software purchase commitments. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Cost of service	$0.4	$—
Sales and marketing	1.4	0.2
Research and development	2.3	—
General and administrative	1.3	—
Total restructuring and transaction-related expenses	$5.4	$0.2
(2)Represents charges associated with certain legal settlements. For the three months ended March 31, 2024, these charges are related to costs incurred due to the Class Actions.
Adjusted Operating Income for the three months ended March 31, 2025 was $100.9 million and represented an Adjusted Operating Income Margin of 33%. Adjusted Operating Income for the three months ended March 31, 2024 was $119.4 million and represented an Adjusted Operating Income Margin of 39%. The decrease of $18.5 million, or 15%, in Adjusted Operating Income was primarily due to the increased employee compensation costs, employee benefit costs, technology expenses, facilities expenses, and lower revenue partially offset by lower bad debt expense and marketing expenses.
Adjusted Net Income
We define Adjusted Net Income as net income (loss) adjusted for, as applicable, (i) loss on debt modification and extinguishment, (ii) amortization of acquired technology and other acquired intangibles, (iii) equity-based compensation expense, (iv) restructuring and transaction-related expenses, (v) integration costs and acquisition-related expenses, (vi) legal settlement, (vii) TRA liability remeasurement (benefit) expense, (viii) other (income) loss, net and (ix) tax impacts of adjustments to net income (loss). Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of Net income to Adjusted Net Income for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (GAAP)	$26.8	$15.1
Amortization of acquired technology	9.5	9.5
Amortization of other acquired intangibles	5.2	5.3
Equity-based compensation expense	29.6	31.2
Restructuring and transaction-related expenses(1)	5.4	0.2
Litigation settlement(2)	0.9	30.2
TRA liability remeasurement expense	1.2	9.4
Tax impacts of adjustments to net income(3)	3.2	(0.4)
Adjusted Net Income (Non-GAAP)	$81.9	$100.5

__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. For the three months ended March 31, 2024, this expense is primarily related to the accelerated expense of obsolete software purchase commitments. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Cost of service	$0.4	$—
Sales and marketing	1.4	0.2
Research and development	2.3	—
General and administrative	1.3	—
Total restructuring and transaction-related expenses	$5.4	$0.2
(2)Represents charges associated with certain legal settlements. For the three months ended March 31, 2024, these charges are related to costs incurred due to the Class Actions.
(3)Represents tax expense associated with Net income (GAAP) excluded from Adjusted Net Income (Non-GAAP). The Company calculates the tax impacts of adjustments to net income (loss) by taking the total gross value of the adjustments and multiplying it by the Company’s U.S. federal and state statutory tax rate. We then recalculate the tax impact of book-tax differences related to equity compensation, the tax receivable agreements, restructuring and transaction-related expenses, and items that are deemed to be unrelated to current year operating income or are one-time in nature, such as provision to return true-ups. For the three months ended March 31, 2025, these primarily relate to adjusting out $1.2 million of tax benefit from the effects of changes in state tax law and apportionment, recognizing $13.6 million of tax benefit related to the amortization of costs associated with corporate structure simplification, and adjusting out $3.0 million of tax expense from non-deductible stock-based compensation. For the three months ended March 31, 2024, these primarily relate to adjusting out $0.2 million of tax expense from the effects of changes in state tax law and apportionment, recognizing $14.6 million of tax benefit related to the amortization of costs associated with corporate structure simplification, and adjusting out $5.0 million of tax expense from non-deductible stock-based compensation. We believe the exclusion of these adjustments provides investors with useful information about the Company’s underlying results and trends, allowing them to better understand and compare net income (loss) related to ongoing operations and the related current and deferred income tax expense.
Adjusted Net Income for the three months ended March 31, 2025 was $81.9 million compared to $100.5 million, representing a decrease of $18.6 million, or 18%, relative to the three months ended March 31, 2024. This decrease was primarily due to the lower Adjusted Operating Income in the current period as described above, partially offset by the decrease in tax expense.
Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Management further adjusts EBITDA to exclude certain items of a significant or unusual nature, including, as applicable, other (income) expense, net, loss on debt modification and extinguishment, impact of certain non-cash items, such as equity-based compensation expense, restructuring and transaction-related expenses, integration costs and acquisition-related expenses, and litigation settlement. We exclude these items because these are either non-cash expenses which we do not consider indicative of performance and ongoing cash-generation potential or are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted EBITDA is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.

The following table presents a reconciliation of Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Net income (GAAP)	$26.8	$15.1
Provision for income taxes	12.8	14.4
Interest expense, net	9.8	10.1
Depreciation expense (1)	6.8	5.2
Amortization of acquired technology	9.5	9.5
Amortization of other acquired intangibles	5.2	5.3
Other loss, net (2)	0.9	3.4
Equity-based compensation expense	29.6	31.2
Restructuring and transaction-related expenses(3)	5.4	0.2
Litigation settlement(4)	0.9	30.2
Adjusted EBITDA (Non-GAAP)	$107.7	$124.5
__________________
(1)The three months ended March 31, 2025 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 5 - Property and Equipment and Note 13 - Leases in our 2024 Form 10-K for further information.
(2)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. For the three months ended March 31, 2024, this expense is primarily related to the accelerated expense of obsolete software purchase commitments. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Cost of service	$0.4	$—
Sales and marketing	1.4	0.2
Research and development	2.3	—
General and administrative	1.3	—
Total restructuring and transaction-related expenses	$5.4	$0.2
(4)Represents charges associated with certain legal settlements. For the three months ended March 31, 2024, these charges are related to costs incurred due to the Class Actions.
Adjusted EBITDA for the three months ended March 31, 2025 was $107.7 million, a decrease of $16.8 million, or 13%, relative to the three months ended March 31, 2024. This decrease was primarily due to the increased employee compensation costs, employee benefit costs, technology expenses, facilities expenses, and lower revenue partially offset by lower bad debt expense and marketing expenses.
Liquidity and Capital Resources
As of March 31, 2025, we had $138.5 million of cash and cash equivalents, $2.0 million of short-term investments, $2.0 million of long-term investments, and $250.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.

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
We generally invoice our subscription customers for services annually, semi-annually, or quarterly in advance of delivery. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2025, we had unearned revenue of $484.4 million, of which $480.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See “Risk Factors” in Part I, Item 1A of our 2024 Form 10-K.
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$119.2	$115.9
Net cash provided by (used in) investing activities	(18.8)	35.4
Net cash used in financing activities	(101.9)	(192.7)
Net decrease in cash, cash equivalents, and restricted cash	$(1.5)	$(41.4)
Cash flows from operating activities
Net cash provided by operating activities was $119.2 million for the three months ended March 31, 2025 as a result of net income of $26.8 million, adjusted by non-cash charges of $90.4 million and the net change in our operating assets and liabilities of $2.0 million. The non-cash charges are primarily comprised of equity-based compensation of $29.6 million, depreciation and amortization of $22.1 million, amortization of deferred commission costs of $21.4 million, and a decrease in deferred tax assets net of deferred tax liabilities of $11.2 million. The net change in operating assets and liabilities was primarily the result of a decrease in accrued expenses and other liabilities of $20.2 million, an increase in deferred costs and other assets of $16.1 million, and an increase in prepaid and other current assets of $3.3 million, mostly offset by a decrease in accounts receivable of $37.9 million.

Net cash provided by operating activities was $115.9 million for the three months ended March 31, 2024 as a result of net income of $15.1 million, adjusted by non-cash charges of $101.1 million and the net change in our operating assets and liabilities of $0.3 million. The non-cash charges are primarily comprised of equity-based compensation of $31.2 million, depreciation and amortization of $20.0 million, amortization of deferred commission costs of $17.4 million, a decrease in deferred tax assets net of deferred tax liabilities of $13.2 million, TRA remeasurement of $9.6 million, and provision for bad debt expense of $9.2 million. The net change in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $17.6 million, a decrease in accounts payable of $16.9 million, an increase in prepaid expenses and other current assets of $11.9 million, partially offset by a decrease in accounts receivable of $39.3 million and an increase in accrued expenses and other liabilities of $5.5 million.
We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related cash costs. During the three months ended March 31, 2025, and 2024, we incurred the following cash expenditures:

	Three Months Ended March 31,
(in millions)	2025	2024
Interest paid in cash	$16.8	$17.7
Restructuring and transaction-related expenses paid in cash(1)	2.1	0.4
Integration costs and acquisition-related compensation paid in cash(2)	—	1.3
Litigation settlement payments(3)	1.2	0.2
__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2025, these payments related primarily to Waltham lease restructuring charges and employee severance and termination benefits payments. For the three months ended March 31, 2024, these payments related primarily to obsolete software purchase commitments.
(2)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the three months ended March 31, 2024, these payments related to deferred compensation from the acquisition of Insent.
(3)Represents cash payments for legal fees associated with legal settlements. See Note 9 - Commitments and Contingencies for further information.
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
Cash flows from investing activities
Net cash used in investing activities for the three months ended March 31, 2025 was $18.8 million, consisting of purchases of property and equipment and other assets of $14.8 million and purchases of investments of $4.0 million.
Net cash used in investing activities for the three months ended March 31, 2024 was $35.4 million, consisting of maturities of investments of $48.2 million, partially offset by purchases of property and equipment and other assets of $12.8 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.

Cash flows from financing activities
Net cash used in financing activities for the three months ended March 31, 2025 was $101.9 million and comprised of payments relating to the repurchase of common stock of $95.0 million, payments of taxes related to net share settlement of equity awards of $5.4 million, and repayment of debt of $1.5 million.
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
Refer to Note 6 - Financing Arrangements of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q for additional information related to each of our borrowings.
Debt Obligations
As of March 31, 2025, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. As of March 31, 2025, the Company has a remaining balance of $586.6 million with respect to its first lien term loans. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate initial outstanding amount as of the latest amendment, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The first lien term debt has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 0.75% for Base Rate loans or 1.75% for SOFR loans. The effective interest rate on the first lien debt was 6.32% and 6.56% as of March 31, 2025 and December 31, 2024, respectively.
The first lien revolving credit facility, which had no amount outstanding as of March 31, 2025, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, and investments (as applicable), divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the twelve months ended March 31, 2025 was $435.5 million. Our total net leverage ratio to Adjusted EBITDA as of March 31, 2025 was 2.5x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,236.6
Less: Cash, cash equivalents, and investments	142.5
Net contractual maturity of outstanding indebtedness	$1,094.1
Trailing Twelve Months (TTM) Adjusted EBITDA	$435.5
Total net leverage ratio to Adjusted EBITDA	2.5x

Our consolidated first lien net leverage ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash and cash equivalents and investments (as applicable), divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the twelve months ended March 31, 2025 was $485.9 million. Our consolidated first lien net leverage ratio as of March 31, 2025 was 0.9x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$586.6
Less: Cash and cash equivalents, and investments	142.5
Net contractual maturity of First Lien indebtedness	$444.1
Trailing Twelve Months (TTM) Cash EBITDA	$485.9
Consolidated First Lien Net Leverage Ratio	0.9x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash and cash equivalents, and investments (as applicable), divided by trailing twelve months Cash EBITDA. Cash EBITDA for the twelve months ended March 31, 2025 was $485.9 million. Our total net leverage ratio to Cash EBITDA as of March 31, 2025 was 2.3x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,236.6
Less: Cash, cash equivalents, and investments	142.5
Net contractual maturity of outstanding indebtedness	$1,094.1
Trailing Twelve Months (TTM) Cash EBITDA	$485.9
Total net leverage ratio to Cash EBITDA	2.3x

Trailing Twelve Months as of
(in millions)	March 31, 2025
Net income (GAAP)	$40.9
Provision for income taxes	0.6
Interest expense, net	39.0
Loss on debt modification and extinguishment	0.7
Depreciation expense(1)	25.5
Amortization of acquired technology	38.2
Amortization of other acquired intangibles	21.5
Other income, net(2)	23.5
Equity-based compensation expense	136.4
Restructuring and transaction-related expenses(3)	106.9
Litigation settlement(4)	2.4
Adjusted EBITDA (Non-GAAP)	$435.5
Unearned revenue adjustment	39.3
Cash rent adjustment	10.6
Other lender adjustments	0.5
Cash EBITDA (Non-GAAP)	$485.9

__________________
(1)Amounts for the trailing twelve months ended March 31, 2025 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 5 - Property and Equipment and Note 13 - Leases in our 2024 Form 10-K.
(2)Primarily represents revaluations on TRA liability and investment income.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended March 31, 2025, this expense related primarily to lease restructuring, impairment and abandonment charges and employee severance and termination benefits.
(4)Represents charges associated with legal settlements and associated legal fees. See Note 9 - Commitments and Contingencies for further information.
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
Capital Expenditures
Capital expenditures increased by $2.0 million, or 16%, to $14.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as a result of increased expenditures related to new facilities and increased capitalization of development expenses.
Tax Receivable Agreements
For information related to our TRA, refer to Note 16 - Tax Receivable Agreements in our 2024 Form 10-K.
As of March 31, 2025, the Company had a liability of $2,763.7 million related to its projected obligations under the TRA. No payments were made to TRA holders pursuant to the TRA during the three months ended March 31, 2025. During the three months ended March 31, 2024, $31.6 million was paid to TRA holders pursuant to the TRA.
Contractual Obligations and Commitments
As of March 31, 2025, we had additional operating leases for office space that have not yet commenced with anticipated undiscounted future lease payments of $69.7 million. Refer to Note 11 - Leases of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Except as set forth above and in Note 9 - Commitments and Contingencies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in the contractual obligations and commitments disclosed in our 2024 Form 10-K.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2024 Form 10-K.
Recently Issued Accounting Pronouncements
Refer to Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Inflation
We do not believe that inflation has had a material direct effect on our business, financial condition, or results of operations. Our business, financial condition, or results of operations may be impacted by macroeconomic conditions, including underlying factors such as inflation. See “Risks Related to Geopolitical and Macroeconomic Factors” in Part I, Item 1A of our 2024 Form 10-K for further discussion of the possible impact of these issues on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on our First Lien Term Loan, which bears a variable interest rate based on SOFR. As of March 31, 2025, the total principal balance outstanding was $586.6 million. We have implemented a hedging strategy to mitigate the interest rate risk by entering into certain derivative instruments (refer to Note 7 - Derivatives and Hedging Activities of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of March 31, 2025, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of March 31, 2025, all cash flow hedging relationships are designated as accounting hedges.
Foreign Currency Exchange Rate Risk
To date, our sales contracts have primarily been denominated in U.S. dollars. We have foreign entities established in Israel, Canada, the United Kingdom, and India. The functional currency of these foreign subsidiaries is the U.S. dollar. A stronger U.S. dollar could make our solution more expensive outside the United States and therefore reduce demand, while a weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of currency fluctuations.
To manage the foreign currency exchange rate risk and to reduce the volatility associated with the fluctuation of foreign currencies, we may use foreign exchange forward contracts or other financial instruments from time to time.
Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to Other loss, net on our Consolidated Statements of Operations. Although the impact of currency fluctuations on our financial results has been immaterial in the past and we believe that for the reasons cited above, currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations or our hedging activities will not be material in the future.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse impact on our business, financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our 2024 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in our 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs (in millions)
January 2025	130,473	$10.50	—	$137.6
February 2025	817,492	11.56	600,000	630.4
March 2025	8,153,001	10.99	7,998,274	542.5
Total	9,100,966		8,598,274
__________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB phantom units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2025, the Board authorized an additional $500.0 million bringing the aggregate total authorizations as of March 31, 2025 to $1.6 billion, of which $542.5 million remained available and authorized for repurchases as of March 31, 2025. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Except as described in the two immediately following paragraphs, during the Company’s fiscal quarter ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a trading arrangement intended to satisfy the affirmative conditions of Rule 10b5-1(c) of the Exchange Act (such arrangement, a “Rule 10b5-1 trading arrangement”).
On February 27, 2025, Ashley McGrane, Executive Vice President, General Counsel and Corporate Secretary of the Company, adopted a Rule 10b5-1 trading arrangement. The duration of the Rule 10b5-1 trading arrangement commences on June 1, 2025, and ends on December 15, 2025. The Rule 10b5-1 trading arrangement provides for the sale of a portion of the net shares acquired by Ms. McGrane (net of shares withheld to cover the recipient’s tax liability in connection with vesting) resulting from (i) the vesting (if applicable) of up to 62,550 previously granted restricted stock units, including 608 HSKB Phantom Units and (ii) 4,029 shares of Common Stock comprising previously vested restricted stock units and shares of Common Stock previously purchased through the Company’s ESPP. The volume of sales will be determined, in part, based on pricing triggers outlined in the Rule 10b5-1 trading arrangement, and solely with respect to the shares to be received upon the vesting of awards contemplated in clause (i) of the immediately preceding sentence, such sales will be subject to a maximum potential sale limit under the plan ranging from 9.5% to 31.0% of the vested shares. Ms. McGrane’s Rule 10b5-1 trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.
On March 6, 2025, James Roth, Chief Revenue Officer of the Company, adopted a Rule 10b5-1 trading arrangement. The duration of the Rule 10b5-1 trading arrangement commences on June 5, 2025, and ends on December 31, 2025. The Rule 10b5-1 trading arrangement provides for the sale of a portion of the net shares acquired by Mr. Roth (net of shares withheld to cover the recipient’s tax liability in connection with vesting) resulting from the vesting of up to a maximum of 204,210 previously granted restricted stock units. The volume of sales will be determined, in part, based on pricing triggers outlined in the Rule 10b5-1 trading arrangement, with a maximum potential sale under the plan of up to 50% of the vested shares from such awards during the term of the plan. Mr. Roth’s Rule 10b5-1 trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	10-Q filed October 30, 2023	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
†10.1	Employment Agreement dated February 11, 2025, between the Company and James Roth	10-K filed February 25, 2025	001-39310	10.39
†10.2	Employment Agreement dated February 11, 2025, between the Company and Ashley McGrane	10-K filed February 25, 2025	001-39310	10.40
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 12, 2025