Form 10-Q
period 2025-06-30
ZoomInfo Technologies Inc.
filed 2025-08-04
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-39310

ZoomInfo Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-3037521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 W Columbia Way, Floor 8
Vancouver, Washington	98660
(Address of principal executive offices)	(Zip Code)
(800) 914-1220
(Registrant’s telephone number, including area code)

805 Broadway Street, Suite 900, Vancouver, Washington 98660
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	GTM	The Nasdaq Stock Market LLC

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

As of July 31, 2025, there were 318,630,783 shares of the registrant’s common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2025

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$171.0	$139.9
Short-term investments	5.9	—
Accounts receivable, net	192.0	246.1
Prepaid expenses and other current assets	60.7	58.6
Income tax receivable	9.4	6.4
Total current assets	$439.0	$451.0

Restricted cash, non-current	9.5	9.1
Property and equipment, net	137.6	112.6
Operating lease right-of-use assets, net	130.8	90.9
Intangible assets, net	246.4	275.8
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,676.9	3,717.6
Deferred costs and other assets, net of current portion	119.9	117.9
Total assets	$6,452.8	$6,467.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16.1	$16.6
Accrued expenses and other current liabilities	98.4	123.0
Unearned revenue, current portion	469.4	473.8
Income taxes payable	0.1	0.6
Current portion of tax receivable agreements liability	22.8	22.3
Current portion of operating lease liabilities	6.7	9.9
Current portion of long-term debt	5.9	5.9
Total current liabilities	$619.4	$652.1

Unearned revenue, net of current portion	2.9	4.1
Tax receivable agreements liability, net of current portion	2,726.2	2,740.2
Operating lease liabilities, net of current portion	226.4	151.2
Long-term debt, net of current portion	1,320.0	1,221.8
Deferred tax liabilities	2.5	2.4
Other long-term liabilities	3.4	2.3
Total liabilities	$4,900.8	$4,774.1

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 320,561,651 and 342,027,974 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$3.1	$3.4
Preferred stock, par value $0.01; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; zero issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,175.9	1,362.9
Accumulated other comprehensive income	9.8	14.8
Retained earnings	363.2	312.4
Total stockholders' equity	$1,552.0	$1,693.5
Total liabilities and stockholders' equity	$6,452.8	$6,467.6
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$306.7	$291.5	$612.4	$601.6
Cost of revenue:
Cost of service(1)	40.1	36.3	77.9	70.2
Amortization of acquired technology	9.4	9.6	18.9	19.1
Gross profit	$257.2	$245.6	$515.6	$512.3
Operating expenses:
Sales and marketing(1)	$106.3	$100.5	$212.3	$200.1
Research and development(1)	44.6	48.3	95.7	92.0
General and administrative(1)	47.3	111.3	93.1	186.4
Amortization of other acquired intangibles	5.3	5.5	10.5	10.8
Total operating expenses	$203.5	$265.6	$411.6	$489.3
Income (Loss) from operations	$53.7	$(20.0)	$104.0	$23.0
Interest expense, net	10.7	9.8	20.5	19.9
Loss on debt modification and extinguishment	—	0.7	—	0.7
Other income, net	(14.0)	(5.9)	(13.1)	(2.5)
Income (Loss) before income taxes	$57.0	$(24.6)	$96.6	$4.9
Provision for (Benefit from) income taxes	33.0	(0.2)	45.8	14.2
Net income (loss)	$24.0	$(24.4)	$50.8	$(9.3)

Net income (loss) per share of common stock:
Basic	$0.07	$(0.07)	$0.15	$(0.02)
Diluted	0.07	(0.07)	0.15	(0.02)
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of service	$2.8	$2.7	$5.6	$5.2
Sales and marketing	11.4	14.0	22.8	25.8
Research and development	8.4	10.2	17.0	19.0
General and administrative	7.1	9.5	13.9	17.6
Total equity-based compensation expense	$29.7	$36.4	$59.3	$67.6
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$24.0	$(24.4)	$50.8	$(9.3)
Other comprehensive loss, net of tax:
Unrealized gain on cash flow hedges	$3.9	$2.3	$4.0	$9.2
Realized gain on settlement of cash flow hedges	(5.8)	(6.4)	(10.7)	(13.1)
Amortization of deferred losses related to the dedesignated Interest Rate Swap	—	—	—	0.1
Other comprehensive loss before tax	$(1.9)	$(4.1)	$(6.7)	$(3.8)
Tax effect	0.5	1.1	1.7	1.0
Other comprehensive loss, net of tax	$(1.4)	$(3.0)	$(5.0)	$(2.8)
Comprehensive income (loss)	$22.6	$(27.4)	$45.8	$(12.1)
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	342,027,974	$3.4	$1,362.9	$14.8	$312.4	$1,693.5
Issuance of common stock upon vesting of RSUs	1,417,178	—	—	—	—	—
Shares withheld related to net share settlement	(502,692)	—	(5.4)	—	—	(5.4)
Repurchase of common stock	(8,598,274)	(0.1)	(95.8)	—	—	(95.9)
Net income	—	—	—	—	26.8	26.8
Other comprehensive loss	—	—	—	(3.6)	—	(3.6)
Equity-based compensation expense	—	—	30.7	—	—	30.7
Balance, March 31, 2025	334,344,186	$3.3	$1,292.4	$11.2	$339.2	$1,646.1
Issuance of common stock upon vesting of RSUs	2,155,151	—	—	—	—	—
Shares withheld related to net share settlement	(61,113)	—	(0.6)	—	—	(0.6)
Repurchase of common stock	(15,876,573)	(0.2)	(147.4)	—	—	(147.6)
Net income	—	—	—	—	24.0	24.0
Other comprehensive loss	—	—	—	(1.4)	—	(1.4)
Equity-based compensation expense	—	—	31.5	—	—	31.5
Balance, June 30, 2025	320,561,651	$3.1	$1,175.9	$9.8	$363.2	$1,552.0

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	384,830,529	$3.8	$1,804.9	$27.3	$283.3	$2,119.3
Issuance of common stock upon vesting of RSUs	1,359,913	—	—	—	—	—
Shares withheld related to net share settlement	(410,537)	—	(7.0)	—	—	(7.0)
Repurchase of common stock	(9,623,255)	(0.1)	(154.3)	—	—	(154.4)
Net income	—	—	—	—	15.1	15.1
Other comprehensive income	—	—	—	0.2	—	0.2
Equity-based compensation expense	—	—	32.7	—	—	32.7
Balance, March 31, 2024	376,156,650	$3.7	$1,676.3	$27.5	$298.4	$2,005.9
Issuance of common stock upon vesting of RSUs	1,672,136	—	—	—	—	—
Issuance of common stock related to ESPP	248,742	—	2.8	—	—	2.8
Shares withheld related to net share settlement	(505,710)	—	(7.5)	—	—	(7.5)
Repurchase of common stock	(10,799,791)	(0.1)	(148.6)	—	—	(148.7)
Net loss	—	—	—	—	(24.4)	(24.4)
Other comprehensive loss	—	—	—	(3.0)	—	(3.0)
Equity-based compensation expense	—	—	37.8	—	—	37.8
Balance, June 30, 2024	366,772,027	$3.6	$1,560.8	$24.5	$274.0	$1,862.9
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Six Months Ended June 30,
	2025	2024

Operating activities:
Net income (loss)	$50.8	$(9.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43.4	40.9
Amortization of debt discounts and issuance costs	1.2	1.1
Amortization of deferred commissions costs	43.4	33.6
Asset impairments and lease abandonment charges	—	48.7
Loss on debt modification and extinguishment	—	0.7
Equity-based compensation expense	59.3	67.6
Deferred income taxes	42.6	8.3
Tax receivable agreement remeasurement	(13.4)	9.2
Provision for bad debt expense	9.9	32.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	44.2	49.6
Prepaid expenses and other current assets	(7.5)	(4.7)
Deferred costs and other assets, net of current portion	(37.6)	(35.5)
Income tax receivable	(3.0)	(2.3)
Accounts payable	(0.8)	(15.1)
Accrued expenses and other liabilities	1.2	18.3
Unearned revenue	(5.6)	(1.4)
Net cash provided by operating activities	$228.1	$242.2

Investing activities:
Purchases of investments	$(7.0)	$—
Maturities of investments	0.5	69.0
Purchases of property and equipment and other assets	(36.8)	(23.9)
Cash paid for acquisitions, net of cash acquired	—	(0.5)
Net cash provided by (used in) investing activities	$(43.3)	$44.6

Financing activities:
Payments of deferred consideration	$—	$(0.7)
Repayment of debt	(3.0)	(3.0)
Payments of debt issuance and modification costs	—	(1.9)
Proceeds from revolving credit loans	100.0	—
Taxes paid related to net share settlement of equity awards	(6.0)	(14.6)
Proceeds from issuance of common stock under the ESPP	—	2.8
Tax receivable agreement payments	—	(31.6)
Repurchase of common stock	(244.3)	(299.2)
Net cash used in financing activities	$(153.3)	$(348.2)

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Six Months Ended June 30,
	2025	2024
Net increase (decrease) in cash, cash equivalents, and restricted cash	$31.5	$(61.4)
Cash, cash equivalents, and restricted cash at beginning of period	149.0	456.2
Cash, cash equivalents, and restricted cash at end of period	$180.5	$394.8

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$171.0	$385.9
Restricted cash, non-current	9.5	8.9
Total cash, cash equivalents, and restricted cash	$180.5	$394.8

Supplemental disclosures of cash flow information:
Interest paid in cash	$21.8	$20.3
Cash paid for taxes	5.4	7.9

Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$4.4	$5.0
Equity-based compensation included in capitalized software	2.8	2.9
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
The Company’s headquarters are located in Vancouver, Washington, and we have additional offices throughout the United States, and offices internationally in Israel, Canada, the United Kingdom, and India.
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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2025 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of June 30, 2025, changes in stockholders’ equity and results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024.
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
Cash, Cash Equivalents, and Investments
Cash equivalents consist of highly liquid marketable debt securities with remaining maturities of three months or less at the date of purchase. We classify our investments in marketable securities as “available-for-sale”. We carry these investments at fair value based on quoted market prices or other readily available market information.
We have both short-term and long-term investments (which are included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets). Unrealized gains and losses, net of taxes, are included in Accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity on our Consolidated Balance Sheets. If we were to determine that a credit loss has occurred on either security type, the amount of the credit loss will be recognized in income.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2025 and 2024, or accounted for more than 10% of accounts receivable as of June 30, 2025 and December 31, 2024.
Accounts Receivable and Contract Assets
Accounts receivable represents the billed transaction price from revenue contracts, reflecting adjustments for variable consideration, and is presented net of allowance for expected credit losses. It does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and December 31, 2024, the allowance for expected credit losses was $11.0 million and $12.6 million, respectively. The Company reassesses the adequacy of the allowance each reporting period.
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
Prepaid expenses and other current assets
Prepaid expenses and other current assets primarily consist of prepaid expenses, derivative assets, contract assets, and other current assets. Prepaid expenses were $32.5 million and $21.3 million as of June 30, 2025 and December 31, 2024, respectively.

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
Commissions payable at June 30, 2025 were $26.3 million, of which the current portion of $24.0 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $2.3 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2024 were $32.8 million, of which the current portion of $30.8 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $2.0 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $11.3 million and $8.9 million were recorded for the three months ended June 30, 2025 and 2024, respectively. Advertising expenses of $20.6 million and $19.3 million were recorded for the six months ended June 30, 2025 and 2024, respectively. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Indefinite-lived intangible assets consist of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Indefinite-lived intangible assets are not subject to amortization. Instead, they are subject to an annual assessment for potential impairment, or more frequently upon the occurrence of a triggering event when circumstances indicate that the book value is greater than its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. The Company conducts its impairment assessment during the fourth quarter of each fiscal year. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three and six month periods ended June 30, 2025 and 2024.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Impairment and Abandonment of Long-lived Assets
Long-lived assets, such as property and equipment, acquired intangible assets, and right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The estimated future cash flows associated with the right-of-use assets under Accounting Standards Codification (“ASC”) 842 were developed by incorporating current market data and forecasts provided by reputable external real estate brokers and data sources. These projections consider prevailing rental rates, anticipated lease renewals, expected vacancy periods, and other relevant market factors that contribute to the estimation of recoverable cash flows for the impaired office spaces we do not intend to occupy. No impairment charges were recorded for the three and six month periods ended June 30, 2025. During the three and six months ended June 30, 2024, we recorded impairment charges of $44.6 million to reduce the carrying values of our existing right-of-use assets associated with our Ra’anana, Waltham, Vancouver, and Grand Rapids offices.
When a lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. No lease abandonment charges were recorded for the three and six month periods ended June 30, 2025. During the three and six months ended June 30, 2024, we recorded lease abandonment charges of $4.1 million related to the accelerated amortization of right-of-use assets.
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
We account for amounts payable under the TRAs in accordance with ASC Topic 450, Contingencies. Amounts payable under the TRAs are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. Liabilities relating to our TRAs are classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the liabilities relating to our TRAs are recognized in our Consolidated Statements of Operations as a component of Other income, net. Refer to Note 14 - Tax Receivable Agreements for additional information.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits within Provision for (Benefit from) income taxes on the Consolidated Statements of Operations. Refer to Note 15 - Income Taxes for additional information.
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
The Company presents equity-based compensation expense on our Consolidated Statements of Operations in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified.
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2025, the Board authorized an additional $500.0 million bringing the aggregate total authorizations as of June 30, 2025 to $1.6 billion, of which $396.2 million remained available and authorized for repurchases. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
During the three months ended June 30, 2025, the Company repurchased and subsequently retired 15,876,573 shares of common stock at an average price of $9.22 per share, for an aggregate $146.3 million. During the six months ended June 30, 2025, the Company repurchased and subsequently retired 24,474,847 shares of common stock at an average price of $9.86 per share, for an aggregate $241.3 million. During the three months ended June 30, 2024, the Company repurchased and subsequently retired 10,799,791 shares of common stock at an average price of $13.65 per share, for an aggregate $147.4 million. During the six months ended June 30, 2024, the Company repurchased and subsequently retired 20,423,046 shares of common stock at an average price of $14.71 per share, for an aggregate $300.5 million.
The Inflation Reduction Act of 2022, enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company calculates excise tax due based on the year-to-date amount repurchased in excess of the fair market value of shares issued and is included within Accrued expenses and other current liabilities on our Consolidated Balance Sheets. During the three months ended June 30, 2025, and 2024, the Company recorded the associated excise taxes of $1.3 million and $1.2 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded the associated excise taxes of $2.1 million and $2.6 million, respectively. Excise taxes associated with these share repurchases are presented within Repurchase of common stock on our Consolidated Statements of Changes in Stockholders’ Equity, as a reduction to Additional paid-in capital.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Restructuring
In June 2025, the Company announced a reduction in force (the “Plan”) to support the Company’s broader efforts to move upmarket and support durable and efficient growth. The Plan included a reduction of employees by approximately 6% in the second quarter of 2025. The Plan was substantially completed as of June 30, 2025.
During the three and six months ended June 30, 2025, the Company incurred restructuring charges of $4.2 million, consisting primarily of severance and employee benefits as well as other associated costs. Restructuring costs are allocated to the respective financial statement line items on the Consolidated Statements of Operations. During the six months ended June 30, 2025, the Company made cash payments of $2.8 million related to the Plan. The remaining liability is included within Accrued expenses and other current liabilities on our Consolidated Balance Sheets and expected to be paid in the third quarter of 2025.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for the Company for the annual period beginning January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company adopted this standard beginning in 2025 and expects to provide incremental annual disclosures beginning with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. However, there was no impact to the consolidated financial statements upon adoption.

Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Subscription	$302.8	$287.8	$604.7	$594.5
Usage-based	2.4	2.8	5.6	5.1
Other	1.5	0.9	2.1	2.0
Total revenue	$306.7	$291.5	$612.4	$601.6
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
Of the total revenue recognized in the three and six months ended June 30, 2025, $124.8 million and $367.5 million, respectively, were included in the unearned revenue balance as of December 31, 2024. Of the total revenue recognized in the three and six months ended June 30, 2024, $122.2 million and $367.4 million, respectively, were included in the unearned revenue balance as of December 31, 2023. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
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
As of June 30, 2025 and December 31, 2024, the Company had contract assets of $3.3 million and $5.0 million, respectively, which are recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the Company had unearned revenue of $472.3 million and $477.9 million, respectively.

Note 2 - Revenue from Contracts with Customers (continued)
ASC 606 requires the allocation of the transaction price to the remaining performance obligations of a contract. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, and disparate contract terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and backlog. The Company's backlog represents installment billings for periods beyond the current billing cycle. The majority of the Company’s noncurrent remaining performance obligations will be recognized in the next 13 to 36 months.
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of June 30, 2025	$842.0	$308.9	$1,150.9
As of December 31, 2024	850.1	306.8	1,156.9
Note 3 - Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following as of June 30, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$163.7	$—	$—	$163.7
Cash equivalents:
Certificates of deposit	$4.9	$—	$—	$4.9
Money market mutual funds	2.4	—	—	2.4
Total cash equivalents	$7.3	$—	$—	$7.3
Total cash and cash equivalents	$171.0	$—	$—	$171.0
Investments:
Corporate debt securities	$2.0	$—	$—	$2.0
Securities guaranteed by U.S. government	1.5	—	—	1.5
Certificates of deposit	2.9	—	—	2.9
Total investments	$6.4	$—	$—	$6.4
Total cash, cash equivalents, and investments	$177.4	$—	$—	$177.4
Cash and cash equivalents consisted of the following as of December 31, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$125.5	$—	$—	$125.5
Cash equivalents:
Certificates of deposit	$8.4	$—	$—	$8.4
Money market mutual funds	6.0	—	—	6.0
Total cash equivalents	$14.4	$—	$—	$14.4
Total cash and cash equivalents	$139.9	$—	$—	$139.9

Note 3 - Cash, Cash Equivalents, and Investments (continued)
Refer to Note 8 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for-sale securities were immaterial at June 30, 2025 and December 31, 2024.
The following table summarizes the estimated fair value of our securities classified as Short-term investments or long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets) based on stated effective maturities as of June 30, 2025 and December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
Due within one year	$5.9	$—
Due after one year through two years	0.5	—
Total	$6.4	$—
Note 4 - Property and Equipment
The Company’s property and equipment consist of the following:

	June 30,	December 31,
(in millions)	2025	2024
Computer equipment	$14.4	$14.2
Furniture and fixtures	8.3	6.8
Leasehold improvements	55.5	47.2
Internal use developed software	142.5	122.3
Construction in progress	9.7	6.7
Property and equipment, gross	$230.4	$197.2
Less: accumulated depreciation	(92.8)	(84.6)
Property and equipment, net	$137.6	$112.6
Depreciation expense was $6.6 million and $5.9 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $14.0 million and $11.0 million for the six months ended June 30, 2025 and 2024, respectively.
Note 5 - Goodwill and Acquired Intangible Assets
Goodwill was $1,692.7 million as of June 30, 2025 and December 31, 2024. There were no events or circumstances indicating that goodwill might be impaired as of June 30, 2025.

Note 5 - Goodwill and Acquired Intangible Assets (continued)
Intangible assets, other than goodwill, consisted of the following as of June 30, 2025 and December 31, 2024, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(143.3)	$144.8	14.6
Acquired technology	331.3	(265.5)	65.8	6.3
Brand portfolio	11.5	(8.7)	2.8	7.8
Total intangible assets subject to amortization	$630.9	$(417.5)	$213.4

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(417.5)	$246.4

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(133.2)	$154.9	14.5
Acquired technology	331.3	(246.6)	84.7	6.3
Brand portfolio	11.5	(8.3)	3.2	7.8
Total intangible assets subject to amortization	$630.9	$(388.1)	$242.8

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(388.1)	$275.8
Amortization expense was $14.7 million and $15.1 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense was $29.4 million and $29.9 million for the six months ended June 30, 2025 and 2024, respectively.

Note 6 - Financing Arrangements
As of June 30, 2025 and December 31, 2024, the carrying values of the Company’s borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	June 30, 2025	December 31, 2024
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 1.75%	$582.0	$584.6
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	100.0	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	643.9	643.1
Total debt				$1,325.9	$1,227.7
Less: current portion				(5.9)	(5.9)
Total long-term debt, net of current portion				$1,320.0	$1,221.8
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
If the Company draws more than $87.5 million of the First Lien Revolving Credit Facility, the revolving credit loan is subject to a springing financial covenant pursuant to which the Consolidated First Lien Net Leverage Ratio must not exceed 5.00 to 1.00. The credit agreements also contain certain customary affirmative covenants and events of default, including a change of control. If an event of default occurs, the lenders under the credit agreements will be entitled to take various actions, including the acceleration of amounts due under the credit agreements and all actions permitted to be taken by a secured creditor.
First Lien Term Loan
In June 2024, we entered into an amendment to our existing First Lien Credit Agreement (the “Seventh Amendment”), pursuant to which the Company completed a repricing of its First Lien Term Loan, which decreased the applicable rate for Base Rate loans from 1.25% to 0.75% and SOFR based loans from 2.25% to 1.75%. Under the terms of the Seventh Amendment, the Company is obligated to make principal payments in the amount of 0.25% of the aggregate outstanding amount as of the latest amendment.

Note 6 - Financing Arrangements (continued)
The effective interest rate on the First Lien Term Loan was 6.32% and 6.56% as of June 30, 2025 and December 31, 2024, respectively.
First Lien Revolving Credit Facility
In May 2025, the Company drew $100.0 million of the $250.0 million available under its First Lien Revolving Credit Facility (the “First Lien Revolver”). The proceeds from the borrowing are intended to be used to fund our ongoing Share Repurchase Program. The First Lien Revolver has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR, plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.
Note 7 - Derivatives and Hedging Activities
Interest Rate Hedges
We are exposed to risks from changes in interest rates related to the First Lien Term Loan (See Note 6 - Financing Arrangements). The Company uses derivative financial instruments, specifically interest rate swap contracts, in order to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Our primary objective in holding derivatives is to reduce the volatility of cash flows associated with changes in interest rates. The Company does not enter into derivative transactions for speculative or trading purposes.
As of June 30, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contracts	Two	500.0	0.370%	January 30, 2026
The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to Interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $10.7 million of net pre-tax gains from Accumulated other comprehensive income as a reduction of Interest expense, net in the next twelve months associated with its interest rate swap.
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

Note 7 - Derivatives and Hedging Activities (continued)
In the second quarter of 2025, the Company engaged in foreign currency forward contract activities, settling a portion of our contracts with a cumulative notional amount of $10.6 million. These transactions resulted in an immaterial gain during the three and six months ended June 30, 2025 which offset higher operating expenses due to unfavorable changes in the foreign currency. At June 30, 2025, our derivative financial instruments consisted of foreign currency forward contracts with a total notional value of $19.5 million with maturities extending to December 2025.
During the three and six months ended June 30, 2024, the Company settled foreign currency forward contracts with a cumulative notional amount of $8.6 million which resulted in an immaterial loss which offset lower operating expenses due to favorable changes in the foreign currency.
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
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025		December 31, 2024
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swap contracts(1)	$10.8	$—	$18.5	$—
Interest rate swap contracts(2)	—	—	1.4	—
Foreign currency forward contracts(1)	2.4	—	—	—
Total designated derivative fair value	$13.2	$—	$19.9	$—
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
Note 8 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets), prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our certificates of deposits and money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by the U.S. government, and certificates of deposits as Level 2 within the fair value hierarchy. The fair value of our First Lien Term Loan and Senior Notes was $581.5 million and $609.4 million as of June 30, 2025, and $584.0 million and $585.0 million as of December 31, 2024, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.

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
Inputs are collected from an independent third-party derivative pricing data provider as of the close on the last day of the period. The valuation of the interest rate swaps also take into consideration estimates of our own, as well as our counterparty’s, risk of non-performance under the contract.
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
The fair value of our financial assets (liabilities) was determined using the following inputs (in millions):

Fair Value at June 30, 2025	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:(1)
Certificates of deposit	$4.9	$—	$—
Money market mutual funds	2.4	—	—
Investments:(1)
Corporate debt securities	$—	$2.0	$—
Securities guaranteed by U.S. government	—	1.5	—
Certificates of deposit	—	2.9	—
Derivative assets:(2)
Interest rate swap contracts	$—	$10.8	$—
Foreign currency forward contracts	—	2.4	—
Total	$7.3	$19.6	$—

Note 8 - Fair Value (continued)

Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:(1)
Certificates of deposit	$8.4	$—	$—
Money market mutual funds	6.0	—	—
Derivative assets:(2)
Interest rate swap contracts	$—	$18.5	$—
Interest rate swap contracts	—	1.4	—
Total	$14.4	$19.9	$—

Measured on a non-recurring basis:
Impaired lease-related assets(3)	$—	$—	$31.5
Total	$—	$—	$31.5
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
There were no transfers between fair value measurements levels during the three and six months ended June 30, 2025.
Note 9 - Commitments and Contingencies
Non-cancelable purchase obligations
For information related to outstanding non-cancelable purchase obligations, refer to the amounts disclosed in the audited financial statements in our 2024 Form 10-K. Amounts mainly relate to third-party cloud hosting and software-as-a-service arrangements. For information regarding financing-related obligations, refer to Note 6 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 11 - Leases.
Contingent earnout payments
In connection with the acquisition of Dogpatch Advisors, LLC in April 2022, the Company has issued $2.7 million in equity awards. Refer to Note 3 - Business Combinations in our 2024 Form 10-K for additional information.
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

Note 9 - Commitments and Contingencies (continued)
ZoomInfo Publicity Litigation
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
Datanyze Publicity Litigation
On February 10, 2023, a putative class action lawsuit was filed against Datanyze, LLC, one of the Company’s subsidiaries, in the Circuit Court of Cook County, Illinois alleging Datanyze’s use of Illinois residents’ names in a free trial violates the Illinois Right of Publicity Act, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. The case was removed to the United States District Court for the Northern District of Illinois (Eastern Division). On October 23, 2024, a putative class action lawsuit was filed against Datanyze, LLC in the Northern District of California, San Francisco Division, alleging Datanyze’s use of California, Nevada, Indiana, and Alabama residents’ names in a free trial violates statutory rights-of-publicity in the respective states, and seeking statutory, compensatory and punitive damages, costs, and attorneys’ fees. On February 12, 2025, Datanyze entered into a binding term sheet with the plaintiffs in both of these class actions, to resolve these class actions for an immaterial amount. As contemplated in the parties’ agreement, the parties stipulated to the dismissal of both federal actions. The claims were re-filed as a single case in the Circuit Court of DuPage County, Illinois solely for purposes of facilitating settlement. The Circuit Court of DuPage County, Illinois granted final approval of the settlement on July 23, 2025.
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
Colorado Consumer Protection Litigation
On April 16, 2025, a putative class action lawsuit was filed against ZoomInfo Technologies LLC in the Superior Court of the State of Washington (Clark County), alleging that ZoomInfo Technologies LLC violated the State of Colorado’s Prevention of Telemarketing Fraud Act by listing cell phone numbers of Colorado residents in the Company’s online directory for commercial purposes without obtaining their consent. The suit seeks statutory damages, injunctive and other equitable relief, costs and attorneys’ fees. The Company intends to vigorously defend against this lawsuit.
Similarly, on June 26, 2025, a putative class action lawsuit was filed against Datanyze LLC in the United States District Court for the District of Colorado, alleging that Datanyze LLC violated the State of Colorado’s Prevention of Telemarketing Fraud Act, on substantially the same grounds as the action filed against ZoomInfo Technologies LLC referred to above. The suit seeks statutory damages, injunctive and other equitable relief, costs and attorneys’ fees. Datanyze LLC intends to vigorously defend against this lawsuit.

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
Note 10 - Earnings (Loss) Per Share
The following tables set forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended June 30,
(in millions, except shares and per share amounts)	2025	2024
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$24.0	$(24.4)
Denominator:
Weighted average number of shares of common stock outstanding	327,242,798	371,431,165
Basic net income (loss) per share attributable to common stockholders	$0.07	$(0.07)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$24.0	$(24.4)
Denominator:
Weighted average shares of common stock outstanding used to calculate diluted net income (loss) per share	327,242,798	371,431,165
Diluted net income (loss) per share attributable to common stockholders	$0.07	$(0.07)

Note 10 - Earnings (Loss) Per Share (continued)

	Six Months Ended June 30,
(in millions, except shares and per share amounts)	2025	2024
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$50.8	$(9.3)
Denominator:
Weighted average number of shares of common stock outstanding	333,992,323	375,199,183
Basic net income (loss) per share attributable to common stockholders	$0.15	$(0.02)

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$50.8	$(9.3)
Denominator:
Weighted average shares of common stock outstanding used to calculate diluted net income (loss) per share	333,992,323	375,199,183
Diluted net income (loss) per share attributable to common stockholders	$0.15	$(0.02)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted Stock Awards	—	93,136	—	119,173
Restricted stock units	17,305,281	15,462,604	15,459,826	15,468,537
ESPP Shares	—	168,052	—	181,562
Exercise of common stock options	264,746	127,157	245,835	101,709
Total anti-dilutive securities	17,570,027	15,850,949	15,705,661	15,870,981
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
The Company subleases two offices. The subleases have remaining lease terms of less than six years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income (Loss) from operations on our Consolidated Statements of Operations, was immaterial for the three and six months ended June 30, 2025 and 2024.

Note 11 - Leases (continued)
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in millions)	2025	2024
Assets
Operating lease right-of-use assets, net	$130.8	$90.9

Liabilities
Current portion of operating lease liabilities	$6.7	$9.9
Operating lease liabilities, net of current portion	226.4	151.2
Total lease liabilities	$233.1	$161.1
Rent expense was $7.4 million and $11.0 million, inclusive of $4.1 million accelerated amortization of right-of-use assets, for the three months ended June 30, 2025 and 2024, respectively. Rent expense was $16.0 million, inclusive of $1.1 million related to the Waltham Lease Restructuring, and $16.7 million, inclusive of $4.1 million accelerated amortization of right-of-use assets, for the six months ended June 30, 2025 and 2024, respectively. Refer to Note 13 - Leases in our 2024 Form 10-K for further information regarding the Waltham Lease Restructuring.
Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$4.2	$6.5	$6.4	$9.4
Cash received for tenant incentive reimbursement	4.9	0.6	19.6	0.9

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$48.6	$67.7	$48.6	$92.2

	As of
	June 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	13.1	13.0
Weighted average discount rate	7.1%	7.5%

Note 11 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of June 30, 2025 (in millions):

Year Ending December 31,	Operating Leases
2025 (excluding six months ended June 30, 2025)	$(9.4)
2026	16.1
2027	30.1
2028	32.5
2029	33.1
Thereafter	296.8
Total future minimum lease payments	$399.2
Less: Effects of discounting	166.1
Total lease liabilities	$233.1
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. Included in the undiscounted future minimum lease payments for the years ended December 31, 2025, and 2026 are future tenant improvement allowance reimbursements related to our Ra’anana, Israel; Vancouver, Washington; and Waltham, Massachusetts leases.
Expense associated with short-term leases and variable lease costs were immaterial for the three and six months ended June 30, 2025 and 2024. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Recent Leasing Activity
Relating to our new office space in Waltham, Massachusetts, the lease commenced in May 2025 resulting in additional lease liabilities arising from obtaining right-of-use assets of $36.3 million.
In June 2025, the measurement for determining gross areas at the Company’s corporate headquarters under construction in Vancouver, Washington, was finalized. This resulted in additional rentable square footage that was previously indeterminate, increasing the corresponding fixed minimum lease payments. This remeasurement resulted in the Company recording additional right-of-use assets and lease liabilities of $12.0 million.
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

Note 12 - Equity-based Compensation (continued)
The Company currently has equity-based compensation awards outstanding as follows: restricted stock units and common stock options. In addition, the Company recognizes equity-based compensation expense from awards granted to employees as further described below under HSKB Phantom Units.
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
The Company issues Performance-based Restricted Stock Units (PRSUs) that generally vest in annual tranches over a three-year period. The vesting schedule typically is structured as three annual vesting events of equal tranches of approximately 33% each of the total award. The actual number of PRSUs that employees ultimately earn depends on performance and may range from 0% to between 50% and 200% of the originally granted PRSUs. This payout percentage is determined by whether the Company or individual achieves specific performance targets during the related performance period, and employees must also maintain continued service with the Company. Performance is evaluated solely during each applicable performance period, with no opportunity to make up for unmet targets related to a previous performance period. Once PRSUs are earned based on the achieved performance level, they are settled by issuing an equivalent number of shares of the Company's common stock to the recipients.
Restricted Stock Units
Restricted stock unit activity was as follows during the periods indicated:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	15,220,019	$17.37	12,636,460
Granted	6,349,590	10.18	7,080,903
Granted - performance-based	1,394,832	9.35	272,797
Granted - market-based	—	—	441,177
Vested	(3,572,329)	19.53	(3,032,049)
Forfeited	(2,086,831)	17.43	(1,936,684)
Unvested at end of period	17,305,281	13.63	15,462,604
Restricted Stock
Restricted stock activity was as follows during the periods indicated:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock
Unvested at beginning of period	—	$—	347,976
Vested	—	—	(327,564)
Unvested at end of period	—	—	20,412

Note 12 - Equity-based Compensation (continued)
Common Stock Options
Common stock options activity was as follows during the period indicated:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	228,059	$21.00	279,553
Expired	(16,146)	21.00	(16,200)
Outstanding at end of period	211,913	21.00	263,353
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of options outstanding and options exercisable were as follows as of June 30, 2025:

Aggregate intrinsic value (in millions):(1)
Options outstanding	$—
Options exercisable	—
Weighted average remaining contractual term (in years):
Options outstanding	4.6 years
Options exercisable	4.6 years
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

Note 12 - Equity-based Compensation (continued)
The fair value of the ESPP purchase was determined using the Black-Scholes option pricing model outlined in the following:

	Three and Six Months Ended June 30,
	2025	2024
Volatility	—%	57.3%
Expected term	0 years	0.5 years
Risk-free rate	—%	5.4%
Expected dividends	—%	—%
Weighted-average fair value per unit	$—	$3.33
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
The Company suspended the ESPP effective December 12, 2024, such that the offering period which would otherwise have begun on December 15, 2024 did not commence. As of June 30, 2025, the ESPP continues to be suspended. As such, there was no activity related to the ESPP during the three and six months ended June 30, 2025.
The Company withheld $0.5 million and $2.6 million worth of ESPP contributions for the three and six months ended June 30, 2024, respectively, on behalf of participating employees through payroll deductions. The Company purchased 248,742 shares of Common Stock under the ESPP for the three and six months ended June 30, 2024. The Company recognized $0.4 million and $1.2 million of equity-based compensation expense related to the ESPP for the three and six months ended June 30, 2024, respectively.
HSKB Phantom Units
For information related to the HSKB Phantom Units, refer to Note 14 — Equity-based Compensation in our 2024 Form 10-K.
Unamortized Equity-based Compensation
As of June 30, 2025, unamortized equity-based compensation costs related to each equity-based incentive award described above is the following:

(in millions)	Amount	Weighted Average Remaining Service Period (in years)
Restricted stock units	$203.3	2.2
HSKB Phantom Units	5.3	1.9
Total unamortized equity-based compensation cost	$208.6	2.2

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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes property and equipment, net and operating lease right-of-use assets, net. As of June 30, 2025, long-lived assets held in the United States and Israel were $247.5 million and $17.1 million, respectively, representing approximately 99% of the consolidated total. As of December 31, 2024, long-lived assets held in the United States and Israel were $179.5 million and $19.0 million, respectively, representing approximately 98% of the consolidated total.
Contracts denominated in currencies other than U.S. Dollar were not material for the three and six months ended June 30, 2025 and 2024. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 12% of our total revenues for the three months ended June 30, 2025 and 2024, respectively, and approximately 12% and 12% of our total revenues for the six months ended June 30, 2025 and 2024, respectively. Revenue by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
United States	$270.2	$255.5	$539.7	$527.0
Rest of World	36.5	36.0	72.7	74.6
Total revenue	$306.7	$291.5	$612.4	$601.6

Note 13 - Segment and Geographic Data (continued)
The following table presents selected financial information with respect to the Company’s single operating segment for six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$306.7	$291.5	$612.4	$601.6
Less:
Employee compensation expense(1)	107.1	106.2	221.8	211.6
Payroll tax and benefits expense	23.9	22.6	50.6	45.4
Technology expense	15.9	12.9	30.5	25.3
Marketing expense	11.3	8.9	20.6	19.3
Facilities expense	8.3	7.7	16.5	14.0
Bad debt expense	5.6	23.2	9.9	32.5
Hosting and infrastructure expense	11.3	9.1	21.2	17.8
Other segment items(2)	48.3	100.0	93.9	171.8
Depreciation and amortization expense	21.3	20.9	43.4	40.9
Interest expense, net	10.7	9.8	20.5	19.9
Loss on debt modification and extinguishment	—	0.7	—	0.7
Other income, net	(14.0)	(5.9)	(13.1)	(2.5)
Income tax expense (benefit)	33.0	(0.2)	45.8	14.2
Net income (loss)	$24.0	$(24.4)	$50.8	$(9.3)
__________________
(1)Primarily includes employee-related salaries, bonuses, and commissions.
(2)Other segment items primarily include equity-based compensation expense.
Note 14 - Tax Receivable Agreements
For information related to our TRAs, refer to Note 16 - Tax Receivable Agreements in our 2024 Form 10-K.
As of June 30, 2025 and December 31, 2024, the Company had a liability of $2,749.0 million and $2,762.5 million, respectively, related to its projected obligations under the TRAs. This liability, or a portion thereof, becomes payable once the tax attributes under the TRAs reduce the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.
During the three months ended June 30, 2025, we recognized a TRA measurement gain of $14.6 million, principally due to movement in the blended state tax rate. During the three months ended June 30, 2024, we recognized a TRA measurement gain of $0.2 million, principally due to movement in the blended state tax rate and updates to tax attributes, net of interest expense accrued on the current portion of the TRA liability, within Other income, net on our Consolidated Statements of Operations.
During the six months ended June 30, 2025, we recognized a TRA measurement gain of $13.4 million, principally due to movement in the blended state tax rate. During the six months ended June 30, 2024, we recognized a TRA measurement loss of $9.2 million, principally due to movement in the blended state tax rate, an increase to the cumulative liability due to TRA Holders resulting from a change in the management allocation percent withheld, and interest expense accrued on the current portion of the TRA liability, within Other income, net on our Consolidated Statements of Operations.

During the six months ended June 30, 2025, no payments were made to TRA holders pursuant to the TRAs. During the six months ended June 30, 2024, the Company made TRA payments of $31.6 million.
Note 15 - Income Taxes
The Company’s provision for income taxes for both the three and six months ended June 30, 2025 and 2024 was based on our projected annual effective tax rate for fiscal year 2025 and 2024, respectively, adjusted for specific items that are required to be recognized in the period in which they occur.
The effective tax rate, inclusive of items specific to the period, for the three months ended June 30, 2025 and 2024 was 57.9% and 0.7%, respectively. The Company recorded income tax expense of $33.0 million and income tax benefit of $0.2 million for the three months ended June 30, 2025 and 2024, respectively.
The effective tax rate, inclusive of items specific to the period, for the six months ended June 30, 2025 and 2024 was 47.4% and 288.9%, respectively. The Company recorded income tax expense of $45.8 million and $14.2 million for the six months ended June 30, 2025 and 2024, respectively.
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
The gross liabilities for unrecognized tax benefits, which are reflected as a reduction of deferred tax assets, were $15.6 million and $14.6 million as of June 30, 2025 and December 31, 2024, respectively. No interest or penalties are accrued with respect to the unrecognized tax benefits. If the unrecognized tax benefits as of June 30, 2025 were recognized, the entire balance would impact the effective tax rate. It is not anticipated any of the unrecognized tax benefit will be recognized within the next twelve months.
On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (OBBBA). The Company is currently evaluating the impact of the new legislation. A quantitative estimate of the effects cannot be reasonably determined at this time due to the complexity of the changes in H.R. 1. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the period ended June 30, 2025.
Note 16 - Subsequent Events
Management has evaluated subsequent events from June 30, 2025 through the date the financial statement was available to be issued and has determined there are no material subsequent events that require disclosure other than those below and in Note 9 - Commitments and Contingencies and Note 15 - Income Taxes.
Share Repurchase Program
Subsequent to June 30, 2025 and up through July 31, 2025, the Company repurchased and subsequently retired 2,501,095 shares of the Company’s common stock in the open market at a cost of $25.8 million for an average price of $10.32 per share, under the Share Repurchase Program described further in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements.

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

We generate substantially all of our revenue from sales of subscriptions to our platform. Subscriptions include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length. About 51% of customer contracts (based on annualized value) are multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.
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
First Lien Revolver
In May 2025, the Company drew $100.0 million of the $250.0 million available under its First Lien Revolver. The proceeds from this borrowing are intended to be used to fund the Share Repurchase Program.
Restructuring
In June 2025, the Company announced a reduction in force (the “Plan”) to support the Company’s broader efforts to move upmarket and support durable and efficient growth. The Plan included a reduction of employees by approximately 6% in the second quarter of 2025. The Plan was substantially completed as of June 30, 2025.
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

Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total ACV for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net revenue retention rate was 89% and 85% as of June 30, 2025 and 2024, respectively. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See the caption above entitled “—Recent Developments — Impact of Macroeconomic Conditions.” Over the long term, we expect our net revenue retention rate to be influenced by our ability to move upmarket, as larger customers have historically exhibited higher net revenue retention. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of June 30, 2025 and 2024, our customers with over $100,000 in ACV was 1,884 and 1,797, respectively.
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
As a result, we recorded an incremental charge during the second quarter of 2024 impacting our reported Revenue and General and administrative expenses on our Consolidated Statements of Operations. The charge represents a revision to our reserves for uncollectible accounts receivable, made up primarily of historical transactions with our SMB customers.
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
Cost of revenue
Cost of service. Cost of service includes direct expenses related to the support and operations of our services and research teams including salaries, benefits, equity-based compensation, and related expenses, such as employer taxes, allocated overhead for facilities, technology, third-party hosting fees, third-party data costs, amortization of internally developed capitalized software, and restructuring and transaction-related expenses.
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
Sales and marketing. Sales and marketing expenses primarily consist of employee compensation such as salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits for our sales and marketing teams, as well as overhead costs, technology, marketing programs, and restructuring and transaction-related expenses. Sales commissions and related payroll taxes directly related to contract acquisition are capitalized and recognized as expenses over the estimated period of benefit.
We anticipate that we will continue to invest in sales and marketing capacity to enable future growth. We anticipate that sales and marketing expense excluding equity-based compensation and restructuring and transaction-related expenses as a percentage of revenue will fluctuate from period to period depending on the interplay of our growing investments in sales and marketing capacity, the recognition of revenue, and the amortization of deferred commissions costs.

Research and development. Research and development expenses support our efforts to enhance our existing platform and develop new software products. Research and development expenses primarily consist of employee compensation such as salaries, bonuses, equity-based compensation, and other employee-related benefits for our engineering and product management teams, as well as overhead costs, technology, and restructuring and transaction-related expenses. Research and development expenses do not reflect amortization of internally developed capitalized software. We believe that our core technologies and ongoing innovation represent a significant competitive advantage for us.
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
Other income, net
Other income, net consists primarily of the remeasurement of TRA liabilities, investment income, and realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.

Changes to existing tax law, including changes to corporate income tax rates or the Company’s state tax footprint could lead to substantial remeasurement of the TRA liability recorded through Other income, net. Additionally, the magnitude of Other income, net may increase as we expand operations internationally and add complexity to our operations. Refer to the Provision for (Benefit from) income taxes section below for further information regarding remeasurement of TRA liability and deferred tax assets.
Provision for (Benefit from) income taxes
The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future deductible temporary differences, net operating losses and credits by assessing the carryforward period and adequacy of future expected taxable income from all sources, including reversing taxable temporary differences, future growth, and forecasted earnings, as well as historical earnings, taxable income in prior years, whether carryback is permitted under the law, and prudent and feasible tax planning strategies. A valuation allowance is established only if it is more likely than not that all or a portion of the deferred tax asset will not be realized.
The Company has significant U.S. federal and state deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We regularly review whether it is more likely than not that our deferred tax assets will be realizable. As of June 30, 2025, a valuation allowance continues to be recorded against certain state-level attributes.
The value of our deferred tax assets are regularly remeasured to consider the impact of statutory changes and other guidance, as well as changes in our state income apportionment factors. Given the amount of our deferred tax assets, minor changes can materially affect our Provision for (Benefit from) income taxes. A significant portion of our deferred tax assets are associated with our TRA, and upon a remeasurement of our deferred tax assets, the TRA liability is typically concurrently remeasured with a partially offsetting impact within Other income, net on the Consolidated Statements of Operations.
We have regularly taken tax positions, including with respect to our various corporate events and restructurings, in the ordinary course of determining our Provision for (Benefit from) income taxes. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority based on the technical merits. We regularly review our tax positions with consideration of a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our Provision for (Benefit from) income taxes in the period in which we make the change, which could have a material impact on our effective tax rate.

Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue	$306.7	$291.5	$612.4	$601.6
Cost of revenue:
Cost of service(1)	40.1	36.3	77.9	70.2
Amortization of acquired technology	9.4	9.6	18.9	19.1
Gross profit	$257.2	$245.6	$515.6	$512.3
Operating expenses:
Sales and marketing(1)	$106.3	$100.5	$212.3	$200.1
Research and development(1)	44.6	48.3	95.7	92.0
General and administrative(1)	47.3	111.3	93.1	186.4
Amortization of other acquired intangibles	5.3	5.5	10.5	10.8
Total operating expenses	$203.5	$265.6	$411.6	$489.3
Income (Loss) from operations	$53.7	$(20.0)	$104.0	$23.0
Interest expense, net	10.7	9.8	20.5	19.9
Loss on debt modification and extinguishment	—	0.7	—	0.7
Other income, net	(14.0)	(5.9)	(13.1)	(2.5)
Income (Loss) before income taxes	$57.0	$(24.6)	$96.6	$4.9
Provision for (Benefit from) income taxes	33.0	(0.2)	45.8	14.2
Net income (loss)	$24.0	$(24.4)	$50.8	$(9.3)
__________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of service	$2.8	$2.7	$5.6	$5.2
Sales and marketing	11.4	14.0	22.8	25.8
Research and development	8.4	10.2	17.0	19.0
General and administrative	7.1	9.5	13.9	17.6
Total equity-based compensation expense	$29.7	$36.4	$59.3	$67.6
Three Months Ended June 30, 2025 and 2024
Revenue. Revenue was $306.7 million for the three months ended June 30, 2025, an increase of $15.2 million, or 5%, as compared to $291.5 million for the three months ended June 30, 2024. The increase was primarily due to the effects of the operational changes implemented during the second quarter of 2024. Refer to the “Factors Affecting the Comparability of Our Results of Operations” section above.
Cost of revenue. Cost of revenue was $49.5 million for the three months ended June 30, 2025, an increase of $3.6 million, or 8%, as compared to $45.9 million for the three months ended June 30, 2024. Excluding equity-based compensation expense, cost of revenue was $46.7 million for three months ended June 30, 2025, an increase of $3.5 million, or 8%, as compared to $43.2 million for three months ended June 30, 2024, primarily due to increased hosting fees and depreciation expense on internally developed capitalized software.

Gross profit. Gross profit for the three months ended June 30, 2025 was $257.2 million and represented a gross margin of 84%. Gross profit for the three months ended June 30, 2024 was $245.6 million and represented a gross margin of 84%. The increase in gross profit in the three months ended June 30, 2025 relative to the three months ended June 30, 2024 was $11.6 million, or 5%, primarily due to lower revenues in the comparative period as described above, partially offset by increased hosting fees and amortization expense on internally developed capitalized software.
Operating expenses. Operating expenses were $203.5 million for the three months ended June 30, 2025, a decrease of $62.1 million, or 23%, as compared to $265.6 million for the three months ended June 30, 2024. Excluding equity-based compensation expense, operating expenses were $176.6 million for the three months ended June 30, 2025, a decrease of $55.3 million, or 24%, as compared to $231.9 million for the three months ended June 30, 2024.
•Sales and marketing for the three months ended June 30, 2025 was $106.3 million, representing an increase of $5.8 million, or 6%, as compared to $100.5 million for the three months ended June 30, 2024. Sales and marketing, excluding equity-based compensation expense, for the three months ended June 30, 2025 was $94.9 million, representing an increase of $8.4 million, or 10%, as compared to $86.5 million for the three months ended June 30, 2024, primarily due to increased employee compensation costs, marketing costs, employee benefit costs, and severance costs, partially offset by lower facilities expense.
•Research and development for the three months ended June 30, 2025 was $44.6 million representing a decrease of $3.7 million, or 8%, as compared to $48.3 million for the three months ended June 30, 2024. Research and development, excluding equity-based compensation expense, for the three months ended June 30, 2025 was $36.2 million, representing a decrease of $1.9 million, or 5%, as compared to $38.1 million for the three months ended June 30, 2024, primarily due to increased capitalization of employee compensation costs, partially offset by increased severance costs and technology expense.
•General and administrative for the three months ended June 30, 2025 was $47.3 million representing a decrease of $64.0 million, or 58%, as compared to $111.3 million for the three months ended June 30, 2024. General and administrative, excluding equity-based compensation expense, for the three months ended June 30, 2025 was $40.2 million, representing a decrease of $61.6 million, or 61%, as compared to $101.8 million for the three months ended June 30, 2024, primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges as well as incremental bad debt expense resulting from a change in the accounting estimate.
•Amortization of other acquired intangibles was $5.3 million for the three months ended June 30, 2025, relatively flat as compared to $5.5 million for the three months ended June 30, 2024.
Equity-based compensation expense. Equity-based compensation expense was $29.7 million for the three months ended June 30, 2025, a decrease of $6.7 million, or 18%, as compared to $36.4 million for the three months ended June 30, 2024, primarily due to lower weighted average grant date fair values of grants being amortized in the current period compared to those that were amortized in the prior period.
Income (Loss) from operations. Income from operations was $53.7 million for the three months ended June 30, 2025, an increase of $73.7 million, as compared to loss from operations of $20.0 million for the three months ended June 30, 2024. The increase is primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges and incremental bad debt expense resulting from a change in the accounting estimate, and higher revenues. Operating income margin was 18% for three months ended June 30, 2025 as compared to operating loss margin of 7% for the three months ended June 30, 2024.
Interest expense, net. Interest expense, net was $10.7 million for the three months ended June 30, 2025, an increase of $0.9 million, or 9%, as compared to $9.8 million for the three months ended June 30, 2024, primarily due to increased interest expense from the First Lien Revolver and lower interest income.
Other income, net. Other income, net was $14.0 million for the three months ended June 30, 2025, which consists of $14.6 million of TRA remeasurement gain, partially offset by $0.6 million of loss on foreign currency transactions, as compared to other income, net of $5.9 million for the three months ended June 30, 2024, which primarily consists of $3.6 million investment income.
Provision for (Benefit from) income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the three months ended June 30, 2025 was $33.0 million, representing an effective tax rate of 57.9%, as compared to income tax benefit of $0.2 million, representing an effective tax rate of 0.7%, for the three months ended June 30, 2024. The effective tax rate differed from the U.S. federal statutory rate of 21.0% due to non-deductible equity compensation costs, U.S. state taxes, foreign taxes, partially offset by research and development credits.
Net income (loss). Net income was $24.0 million for three months ended June 30, 2025, an increase of $48.4 million, as compared to net loss of $24.4 million for the three months ended June 30, 2024. The increase was primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges as well as incremental bad debt expense resulting from a change in the accounting estimate, and higher revenues, partially offset by increased income tax expense.
Six Months Ended June 30, 2025 and 2024
Revenue. Revenue was $612.4 million for the six months ended June 30, 2025, an increase of $10.8 million, or 2%, as compared to $601.6 million for the six months ended June 30, 2024. The increase was primarily due to the effects of the operational changes implemented during the second quarter of 2024. Refer to the “Factors Affecting the Comparability of Our Results of Operations” section above.
Cost of revenue. Cost of revenue was $96.8 million for the six months ended June 30, 2025, an increase of $7.5 million, or 8%, as compared to $89.3 million for the six months ended June 30, 2024. Excluding equity-based compensation expense, cost of revenue was $91.2 million for the six months ended June 30, 2025, an increase of $7.1 million, or 8%, as compared to $84.1 million for the six months ended June 30, 2024, primarily due to increased hosting fees, depreciation expense on internally developed capitalized software, and employee benefit costs.
Gross profit. Gross profit for the six months ended June 30, 2025 was $515.6 million and represented a gross margin of 84%. Gross profit for the six months ended June 30, 2024 was $512.3 million and represented a gross margin of 85%. The decrease in gross profit in the six months ended June 30, 2025 relative to the six months ended June 30, 2024 was $3.3 million, or 1%, primarily due to increased revenue as described above mostly offset by increased hosting fees, depreciation expense on internally developed capitalized software, and employee benefit costs.
Operating expenses. Operating expenses were $411.6 million for the six months ended June 30, 2025, a decrease of $77.7 million, or 16%, as compared to $489.3 million for the six months ended June 30, 2024. Excluding equity-based compensation expense, operating expenses were $357.9 million for the six months ended June 30, 2025, a decrease of $69.0 million, or 16%, as compared to $426.9 million for the six months ended June 30, 2024.
•Sales and marketing for the six months ended June 30, 2025 was $212.3 million, representing an increase of $12.2 million, or 6%, as compared to $200.1 million for the six months ended June 30, 2024. Sales and marketing, excluding equity-based compensation expense, for the six months ended June 30, 2025 was $189.5 million, representing an increase of $15.2 million, or 9%, as compared to $174.3 million for the six months ended June 30, 2024, primarily due to increased employee compensation costs, employee benefit costs, technology expenses, and severance costs.

•Research and development for the six months ended June 30, 2025 was $95.7 million representing an increase of $3.7 million, or 4%, as compared to $92.0 million for the six months ended June 30, 2024. Research and development, excluding equity-based compensation expense, for the six months ended June 30, 2025 was $78.7 million, representing an increase of $5.7 million, or 8%, as compared to $73.0 million for the six months ended June 30, 2024, primarily due to increased severance costs, employee benefit costs, hosting fees, and technology expense, partially offset by the increased capitalization of employee compensation costs.
•General and administrative for the six months ended June 30, 2025 was $93.1 million representing a decrease of $93.3 million, or 50%, as compared to $186.4 million for the six months ended June 30, 2024. General and administrative, excluding equity-based compensation expense, for the six months ended June 30, 2025 was $79.2 million, representing a decrease of $89.6 million, or 53%, as compared to $168.8 million for the six months ended June 30, 2024, primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges, charges related to Class Actions, as well as incremental bad debt expense resulting from a change in the accounting estimate.
•Amortization of other acquired intangibles was $10.5 million for the six months ended June 30, 2025, relatively flat as compared to $10.8 million for the six months ended June 30, 2024.
Equity-based compensation expense. Equity-based compensation expense was $59.3 million for the six months ended June 30, 2025, a decrease of $8.3 million, or 12%, as compared to $67.6 million for the six months ended June 30, 2024, due to lower weighted average grant date fair values of grants being amortized in the current period compared to those that were amortized in the prior period, partially offset by increased amortization of expenditures for internal use developed software which were previously capitalized.
Income from operations. Income from operations was $104.0 million for the six months ended June 30, 2025, an increase of $81.0 million, as compared to income from operations of $23.0 million for the six months ended June 30, 2024. The increase is primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges, charges related to Class Actions, and incremental bad debt expense resulting from a change in the accounting estimate. Operating income margin was 17% for six months ended June 30, 2025 as compared to operating income margin of 4% for the six months ended June 30, 2024.
Interest expense, net. Interest expense, net was $20.5 million for the six months ended June 30, 2025, an increase of $0.6 million, or 3%, as compared to $19.9 million for the six months ended June 30, 2024, primarily due to lower interest income, partially offset by lower interest rates.
Other income, net. Other income, net was $13.1 million for the six months ended June 30, 2025, which consists of $13.4 million of TRA remeasurement gain and $0.1 million of investment income, partially offset by $0.4 million of loss on foreign currency transactions, as compared to other income, net of $2.5 million for the six months ended June 30, 2024, which consists of $7.3 million of investment income and $2.6 million of other non-operating income, partially offset by $9.2 million of TRA remeasurement loss.
Provision for (Benefit from) income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the six months ended June 30, 2025 was $45.8 million, representing an effective tax rate of 47.4%, as compared to provision for income taxes of $14.2 million, representing an effective tax rate of 288.9%, for the six months ended June 30, 2024. The effective tax rate differed from the U.S. federal statutory rate of 21.0% due to non-deductible equity compensation costs, U.S. state taxes, foreign taxes, partially offset by research and development credits.
Net income (loss). Net income was $50.8 million for three months ended June 30, 2025, an increase of $60.1 million, as compared to net loss of $9.3 million for the three months ended June 30, 2024. The increase was primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges, charges related to Class Actions, as well as incremental bad debt expense resulting from a change in the accounting estimate, and higher revenue, partially offset by increased income tax expense.

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

The following table presents a reconciliation of Income (Loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Income (Loss) from operations (GAAP)	$53.7	$(20.0)	$104.0	$23.0
Amortization of acquired technology	9.4	9.6	18.9	19.1
Amortization of other acquired intangibles	5.3	5.5	10.5	10.8
Equity-based compensation expense	29.7	36.4	59.3	67.6
Restructuring and transaction-related expenses(1)	5.1	50.0	10.5	50.2
Litigation settlement(2)	1.5	—	2.4	30.2
Adjusted Operating Income (Non-GAAP)	$104.7	$81.6	$205.6	$200.9

Revenue (GAAP)	$306.7	$291.5	$612.4	$601.6

Operating Income Margin (GAAP)	18%	(7)%	17%	4%
Adjusted Operating Income Margin (Non-GAAP)	34%	28%	34%	33%
__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. For the three and six months ended June 30, 2024, this expense is primarily related to lease impairment and abandonment charges. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of service	$0.3	$0.8	$0.7	$0.8
Sales and marketing	1.6	2.7	3.0	2.9
Research and development	1.5	1.3	3.8	1.3
General and administrative	1.7	45.2	3.0	45.2
Total restructuring and transaction-related expenses	$5.1	$50.0	$10.5	$50.2
(2)Represents charges associated with certain legal settlements. For the three and six months ended June 30, 2024, these charges are related to costs incurred due to the Class Actions.
Adjusted Operating Income for the three months ended June 30, 2025 was $104.7 million and represented an Adjusted Operating Income Margin of 34%. Adjusted Operating Income for the three months ended June 30, 2024 was $81.6 million and represented an Adjusted Operating Income Margin of 28%. The increase of $23.1 million, or 28%, in Adjusted Operating Income was primarily due to charges incurred in the comparative period related to a change in the accounting estimate of collectability of accounts receivable, and higher revenue in the current period, partially offset by increased technology expenses, marketing costs, hosting and contractor costs, and facilities expenses.

Adjusted Operating Income for the six months ended June 30, 2025 was $205.6 million and represented an Adjusted Operating Income Margin of 34%. Adjusted Operating Income for the six months ended June 30, 2024 was $200.9 million and represented an Adjusted Operating Income Margin of 33%. The increase of $4.7 million, or 2%, in Adjusted Operating Income was primarily due to charges incurred in the comparative period related to a change in the accounting estimate of collectability of accounts receivable, and higher revenue in the current period, mostly offset by increased employee compensation costs, employee benefit costs, technology expenses, hosting and contractor costs, and facilities expenses.
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
The following table presents a reconciliation of Net income (loss) to Adjusted Net Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss) (GAAP)	$24.0	$(24.4)	$50.8	$(9.3)
Loss on debt modification and extinguishment	—	0.7	—	0.7
Amortization of acquired technology	9.4	9.6	18.9	19.1
Amortization of other acquired intangibles	5.3	5.5	10.5	10.8
Equity-based compensation expense	29.7	36.4	59.3	67.6
Restructuring and transaction-related expenses(1)	5.1	50.0	10.5	50.2
Litigation settlement(2)	1.5	—	2.4	30.2
TRA liability remeasurement expense (benefit)	(14.6)	(0.2)	(13.4)	9.2
Other income, net	—	(2.6)	—	(2.6)
Tax impacts of adjustments to net income (loss)(3)	25.8	(9.0)	29.0	(9.4)
Adjusted Net Income (Non-GAAP)	$86.1	$66.0	$168.0	$166.4

__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. For the three and six months ended June 30, 2024, this expense is primarily related to lease impairment and abandonment charges. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of service	$0.3	$0.8	$0.7	$0.8
Sales and marketing	1.6	2.7	3.0	2.9
Research and development	1.5	1.3	3.8	1.3
General and administrative	1.7	45.2	3.0	45.2
Total restructuring and transaction-related expenses	$5.1	$50.0	$10.5	$50.2
(2)Represents charges associated with certain legal settlements. For the three and six months ended June 30, 2024, these charges are related to costs incurred due to the Class Actions.
(3)Represents tax expense associated with Net income (GAAP) excluded from Adjusted Net Income (Non-GAAP). The Company calculates the tax impacts of adjustments to net income (loss) by taking the total gross value of the adjustments and multiplying it by the Company’s U.S. federal and state statutory tax rate. We then recalculate the tax impact of book-tax differences related to equity compensation, the tax receivable agreements, restructuring and transaction-related expenses, and items that are deemed to be unrelated to current year operating income or are one-time in nature, such as provision to return true-ups. For the three months ended June 30, 2025, these primarily relate to recognizing $15.2 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $14.6 million of tax expense from the effects of changes in state tax law and apportionment, and adjusting out $4.0 million of tax expense from non-deductible stock-based compensation. For three months ended June 30, 2024, these primarily relate to recognizing $9.9 million of tax benefit related to the amortization of costs associated with corporate structure simplification, and adjusting out $3.3 million of tax expense from non-deductible stock-based compensation, and adjusting out $1.3 million of tax expense from the effects of changes in state tax law and apportionment. For the six months ended June 30, 2025, these primarily relate to recognizing $28.8 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $13.4 million of tax expense from the effects of changes in state tax law and apportionment, and adjusting out $7.0 million of tax expense from non-deductible stock-based compensation. For six months ended June 30, 2024, these primarily relate to recognizing $24.5 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $8.3 million of tax expense from non-deductible stock-based compensation, and adjusting out $1.5 million of tax expense from the effects of changes in state tax law and apportionment. We believe the exclusion of these adjustments provides investors with useful information about the Company’s underlying results and trends, allowing them to better understand and compare net income (loss) related to ongoing operations and the related current and deferred income tax expense.
Adjusted Net Income for the three months ended June 30, 2025 was $86.1 million compared to $66.0 million, representing an increase of $20.1 million, or 30%, relative to the three months ended June 30, 2024. This increase was primarily due to the higher Adjusted Operating Income in the current period as described above.
Adjusted Net Income for the six months ended June 30, 2025 was $168.0 million compared to $166.4 million, representing an increase of $1.6 million, or 1%, relative to the six months ended June 30, 2024. This increase was primarily due to the higher Adjusted Operating Income in the current period as described above.

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
The following table presents a reconciliation of Net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income (loss) (GAAP)	$24.0	$(24.4)	$50.8	$(9.3)
Provision for (Benefit from) income taxes	33.0	(0.2)	45.8	14.2
Interest expense, net	10.7	9.8	20.5	19.9
Loss on debt modification and extinguishment	—	0.7	—	0.7
Depreciation expense(1)	6.6	5.9	13.4	11.0
Amortization of acquired technology	9.4	9.6	18.9	19.1
Amortization of other acquired intangibles	5.3	5.5	10.5	10.8
Other income, net(2)	(14.0)	(5.9)	(13.1)	(2.5)
Equity-based compensation expense	29.7	36.4	59.3	67.6
Restructuring and transaction-related expenses(3)	5.1	50.0	10.5	50.2
Litigation settlement(4)	1.5	—	2.4	30.2
Adjusted EBITDA (Non-GAAP)	$111.3	$87.4	$219.0	$212.0
__________________
(1)The six months ended June 30, 2025 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 5 - Property and Equipment and Note 13 - Leases in our 2024 Form 10-K for further information.
(2)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.

(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three and six months ended June 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. For the three and six months ended June 30, 2024, this expense is primarily related to lease impairment and abandonment charges. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of service	$0.3	$0.8	$0.7	$0.8
Sales and marketing	1.6	2.7	3.0	2.9
Research and development	1.5	1.3	3.8	1.3
General and administrative	1.7	45.2	3.0	45.2
Total restructuring and transaction-related expenses	$5.1	$50.0	$10.5	$50.2
(4)Represents charges associated with certain legal settlements. For the three and six months ended June 30, 2024, these charges are related to costs incurred due to the Class Actions.
Adjusted EBITDA for the three months ended June 30, 2025 was $111.3 million, an increase of $23.9 million, or 27%, relative to the three months ended June 30, 2024. This increase was primarily due to charges incurred in the comparative period related to a change in the accounting estimate of collectability of accounts receivable, and higher revenue in the current period, partially offset by increased technology expenses, marketing costs, hosting and contractor costs, and facilities expenses.
Adjusted EBITDA for the six months ended June 30, 2025 was $219.0 million, an increase of $7.0 million, or 3%, relative to the six months ended June 30, 2024. This increase was primarily due to charges incurred in the comparative period related to a change in the accounting estimate of collectability of accounts receivable, and higher revenue in the current period, partially offset by increased employee compensation costs, employee benefit costs, technology expenses, and facilities expenses.
Liquidity and Capital Resources
As of June 30, 2025, we had $171.0 million of cash and cash equivalents, $5.9 million of short-term investments, $0.5 million of long-term investments, and $150.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers for services annually, semi-annually, or quarterly in advance of delivery. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2025, we had unearned revenue of $472.3 million, of which $469.4 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$228.1	$242.2
Net cash provided by (used in) investing activities	(43.3)	44.6
Net cash used in financing activities	(153.3)	(348.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$31.5	$(61.4)
Cash flows from operating activities
Net cash provided by operating activities was $228.1 million for the six months ended June 30, 2025 as a result of net income of $50.8 million, adjusted by non-cash charges of $186.4 million and the net decrease in our operating and liabilities of $9.1 million. The non-cash charges are primarily comprised of equity-based compensation of $59.3 million, depreciation and amortization of $43.4 million, amortization of deferred commission costs of $43.4 million, and a decrease in deferred tax assets net of deferred tax liabilities of $42.6 million. The net change in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $37.6 million, an increase in prepaid and other current assets of $7.5 million, and a decrease in unearned revenue of $5.6 million, partially offset by a decrease in accounts receivable of $44.2 million.
Net cash provided by operating activities was $242.2 million for the six months ended June 30, 2024 as a result of net loss of $9.3 million, adjusted by non-cash charges of $242.6 million and the net change in our operating assets and liabilities of $8.9 million. The non-cash charges are primarily comprised of equity-based compensation of $67.6 million, asset impairments and lease abandonment charges of $48.7 million, depreciation and amortization of $40.9 million, amortization of deferred commission costs of $33.6 million, provision for bad debt expense of $32.5 million, TRA remeasurement of $9.2 million, and a decrease in deferred tax assets net of deferred tax liabilities of $8.3 million. The net change in operating assets and liabilities was primarily the result of a decrease in accounts receivable of $49.6 million and an increase in accrued expenses and other liabilities of $18.3 million, partially offset by an increase in deferred costs and other assets of $35.5 million and a decrease in accounts payable of $15.1 million.

We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related cash costs. During the six months ended June 30, 2025, and 2024, we incurred the following cash expenditures:

	Six Months Ended June 30,
(in millions)	2025	2024
Interest paid in cash	$21.8	$20.3
Restructuring and transaction-related expenses paid in cash(1)	9.6	2.1
Integration costs and acquisition-related compensation paid in cash(2)	—	1.3
Litigation settlement payments(3)	1.7	0.7
__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the six months ended June 30, 2025, these payments related primarily to employee severance and termination benefits payments and Waltham Lease Restructuring charges. For the six months ended June 30, 2024, these payments related primarily to obsolete software purchase commitments, Waltham sublease cost and various lease impairment charges.
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
Cash flows from investing activities
Net cash used in investing activities for the six months ended June 30, 2025 was $43.3 million, primarily consisting of purchases of property and equipment and other assets of $36.8 million and purchases of investments of $7.0 million.
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
Cash flows from financing activities
Net cash used in financing activities for the six months ended June 30, 2025 was $153.3 million and comprised of payments relating to the repurchase of common stock of $244.3 million, payments of taxes related to net share settlement of equity awards of $6.0 million, and repayment of debt of $3.0 million, partially offset by proceeds from revolving credit loans of $100.0 million.

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
Debt Obligations
As of June 30, 2025, the aggregate balance of $100.0 million under the First Lien Revolver is due, in its entirety, at the contractual maturity date of February 28, 2028. As of June 30, 2025, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears. As of June 30, 2025, the Company has a remaining balance of $585.1 million with respect to its First Lien Term Loan. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate initial outstanding amount as of the latest amendment, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The First Lien Term Loan has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 0.75% for Base Rate loans or 1.75% for SOFR loans. The effective interest rate on the first lien debt was 6.32% and 6.56% as of June 30, 2025 and December 31, 2024, respectively.
The First Lien Revolver, which has $100.0 million outstanding as of June 30, 2025, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio. The effective interest rate on the First Lien Revolver was 6.54% as of June 30, 2025. There was no outstanding balance under the First Lien Revolver as of December 31, 2024.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the twelve months ended June 30, 2025 was $459.4 million. Our total net leverage ratio to Adjusted EBITDA as of June 30, 2025 was 2.5x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,335.1
Less: Cash, cash equivalents, and investments	177.4
Net contractual maturity of outstanding indebtedness	$1,157.7
Trailing Twelve Months (TTM) Adjusted EBITDA	$459.4
Total net leverage ratio to Adjusted EBITDA	2.5x

Our Consolidated First Lien Net Leverage Ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash, cash equivalents and investments (as applicable), divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the twelve months ended June 30, 2025 was $504.5 million. Our Consolidated First Lien Net Leverage Ratio as of June 30, 2025 was 1.0x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$685.1
Less: Cash and cash equivalents, and investments	177.4
Net contractual maturity of First Lien indebtedness	$507.7
Trailing Twelve Months (TTM) Cash EBITDA	$504.5
Consolidated First Lien Net Leverage Ratio	1.0x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Cash EBITDA. Cash EBITDA for the twelve months ended June 30, 2025 was $504.5 million. Our total net leverage ratio to Cash EBITDA as of June 30, 2025 was 2.3x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,335.1
Less: Cash, cash equivalents, and investments	177.4
Net contractual maturity of outstanding indebtedness	$1,157.7
Trailing Twelve Months (TTM) Cash EBITDA	$504.5
Total net leverage ratio to Cash EBITDA	2.3x

Trailing Twelve Months as of
(in millions)	June 30, 2025
Net income (GAAP)	$89.2
Provision for income taxes	33.8
Interest expense, net	39.9
Depreciation expense(1)	26.3
Amortization of acquired technology	38.0
Amortization of other acquired intangibles	21.3
Other loss, net(2)	15.5
Equity-based compensation expense	129.7
Restructuring and transaction-related expenses(3)	61.9
Litigation settlement(4)	3.9
Adjusted EBITDA (Non-GAAP)	$459.4
Unearned revenue adjustment	31.8
Cash rent adjustment	12.6
Other lender adjustments	0.6
Cash EBITDA (Non-GAAP)	$504.5

__________________
(1)Amounts for the trailing twelve months ended June 30, 2025 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 5 - Property and Equipment and Note 13 - Leases in our 2024 Form 10-K.
(2)Primarily represents revaluations on TRA liability and investment income.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended June 30, 2025, this expense related primarily to lease restructuring, impairment and abandonment charges and employee severance and termination benefits.
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
Capital Expenditures
Capital expenditures increased by $12.9 million, or 54%, to $36.8 million for six months ended June 30, 2025 compared to the six months ended June 30, 2024, as a result of increased capitalization of development expenses and increased expenditures related to new facilities.
Tax Receivable Agreements
For information related to our TRA, refer to Note 16 - Tax Receivable Agreements in our 2024 Form 10-K.
As of June 30, 2025, the Company had a liability of $2,749.0 million related to its projected obligations under the TRA. No payments were made to TRA holders pursuant to the TRA during the six months ended June 30, 2025. During the six months ended June 30, 2024, $31.6 million was paid to TRA holders pursuant to the TRA.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on both our First Lien Term Loan and First Lien Revolving Credit Facility, which bear a variable interest rate based on SOFR. As of June 30, 2025, the total principal balance outstanding was $685.1 million. We have implemented a hedging strategy to mitigate the interest rate risk on our First Lien Term Loan by entering into certain derivative instruments (refer to Note 7 - Derivatives and Hedging Activities of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of June 30, 2025, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of June 30, 2025, all cash flow hedging relationships are designated as accounting hedges.
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
To manage the foreign currency exchange rate risk and to reduce the volatility associated with the fluctuation of foreign currencies, we may use foreign exchange forward contracts or other financial instruments from time to time. In the second quarter of 2025, the Company initiated a foreign currency hedging program (see Note 7 - Derivatives and Hedging Activities). This program aimed to mitigate potential adverse effects on our financial results from significant currency movements.
Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to Other income, net on our Consolidated Statements of Operations. Although the impact of currency fluctuations on our financial results has been immaterial in the past and we believe that for the reasons cited above, currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations or our hedging activities will not be material in the future.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs (in millions)
April 2025	6,776,573	$8.27	6,776,573	$486.5
May 2025	3,800,514	9.89	3,800,000	448.9
June 2025	5,300,214	9.93	5,300,000	396.2
Total	15,877,301		15,876,573
__________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB phantom units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2025, the Board authorized an additional $500.0 million bringing the aggregate total authorizations as of June 30, 2025 to $1.6 billion. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	10-Q filed October 30, 2023	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
+†10.1	Form of Performance Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan
+†10.2	Employment Agreement dated August 1, 2025, between the Company and M. Graham O’Brien
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Management contract or compensatory plan or arrangement. The Company’s Exhibit 10.1 filed herewith supersedes and replaces in its entirety that certain Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was originally filed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.
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
Name: M. Graham O’Brien Title: Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Date: August 4, 2025