Form 10-Q
period 2025-09-30
ZoomInfo Technologies Inc.
filed 2025-11-03
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

N/A
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

As of October 29, 2025, there were 311,592,534 shares of the registrant’s common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2025

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
◦Changes in tax laws or regulations applicable to our business, including for example, the enactment of the One Big Beautiful Bill Act on July 4, 2025, have in the past, and may in the future, impact our financial results; and
◦Our results of operations may be adversely affected if we are required to collect sales or other related taxes for purchases of our products and services in jurisdictions where we have not historically done so.
Risks Related to Geopolitical and Macroeconomic Factors
◦Operations and sales outside the United States expose us to risks inherent in international operations; and
◦Global economic uncertainty and catastrophic events, including global pandemics, continued hostilities, such as those between Russia and Ukraine, Israel and Hamas, as well as related and other conflicts due to rising tensions in the Middle East, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$124.8	$139.9
Short-term investments	10.2	—
Accounts receivable, net	175.5	246.1
Prepaid expenses and other current assets	51.3	58.6
Income tax receivable	10.4	6.4
Total current assets	$372.2	$451.0

Restricted cash, non-current	9.6	9.1
Property and equipment, net	156.7	112.6
Operating lease right-of-use assets, net	126.9	90.9
Intangible assets, net	231.8	275.8
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,662.1	3,717.6
Deferred costs and other assets, net of current portion	117.7	117.9
Total assets	$6,369.7	$6,467.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19.1	$16.6
Accrued expenses and other current liabilities	95.8	123.0
Unearned revenue, current portion	429.0	473.8
Income taxes payable	0.2	0.6
Current portion of tax receivable agreements liability	0.5	22.3
Current portion of operating lease liabilities	6.3	9.9
Current portion of long-term debt	5.9	5.9
Total current liabilities	$556.8	$652.1

Unearned revenue, net of current portion	2.9	4.1
Tax receivable agreements liability, net of current portion	2,724.6	2,740.2
Operating lease liabilities, net of current portion	231.0	151.2
Long-term debt, net of current portion	1,319.0	1,221.8
Deferred tax liabilities	2.6	2.4
Other long-term liabilities	2.3	2.3
Total liabilities	$4,839.2	$4,774.1

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 313,766,648 and 342,027,974 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$3.0	$3.4
Preferred stock, par value $0.01; 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; zero issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	1,120.1	1,362.9
Accumulated other comprehensive income	5.5	14.8
Retained earnings	401.9	312.4
Total stockholders' equity	$1,530.5	$1,693.5
Total liabilities and stockholders' equity	$6,369.7	$6,467.6
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$318.0	$303.6	$930.4	$905.2
Cost of revenue:
Cost of service(1)	42.3	37.7	120.2	107.9
Amortization of acquired technology	9.4	9.6	28.3	28.7
Gross profit	$266.3	$256.3	$781.9	$768.6
Operating expenses:
Sales and marketing(1)	101.6	99.1	313.9	299.2
Research and development(1)	44.1	47.7	139.8	139.7
General and administrative(1)	47.9	60.6	141.0	247.0
Amortization of other acquired intangibles	5.2	5.4	15.7	16.2
Total operating expenses	$198.8	$212.8	$610.4	$702.1
Income from operations	$67.5	$43.5	$171.5	$66.5
Interest expense, net	11.5	9.6	32.0	29.5
Loss on debt modification and extinguishment	—	—	—	0.7
Other income, net	(0.4)	(1.0)	(13.5)	(3.5)
Income before income taxes	$56.4	$34.9	$153.0	$39.8
Provision for income taxes	17.7	11.1	63.5	25.3
Net income	$38.7	$23.8	$89.5	$14.5

Net income per share of common stock:
Basic	$0.12	$0.07	$0.27	$0.04
Diluted	0.12	0.07	0.27	0.04
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of service	$2.9	$2.7	$8.5	$7.9
Sales and marketing	10.4	12.3	33.2	38.1
Research and development	8.5	10.5	25.5	29.5
General and administrative	8.1	11.1	22.0	28.7
Total equity-based compensation expense	$29.9	$36.6	$89.2	$104.2
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$38.7	$23.8	$89.5	$14.5
Other comprehensive loss, net of tax:
Unrealized gain (loss) on cash flow hedges	$0.5	$(5.1)	$4.5	$4.1
Realized gain on settlement of cash flow hedges	(6.3)	(6.3)	(17.0)	(19.4)
Amortization of deferred losses related to the dedesignated Interest Rate Swap	—	—	—	0.1
Other comprehensive loss before tax	$(5.8)	$(11.4)	$(12.5)	$(15.2)
Tax effect	1.5	2.8	3.2	3.8
Other comprehensive loss, net of tax	$(4.3)	$(8.6)	$(9.3)	$(11.4)
Comprehensive income	$34.4	$15.2	$80.2	$3.1
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	342,027,974	$3.4	$1,362.9	$14.8	$312.4	$1,693.5
Issuance of common stock upon vesting of RSUs	1,417,178	—	—	—	—	—
Shares withheld related to net share settlement	(502,692)	—	(5.4)	—	—	(5.4)
Repurchase of common stock	(8,598,274)	(0.1)	(95.8)	—	—	(95.9)
Net income	—	—	—	—	26.8	26.8
Other comprehensive loss	—	—	—	(3.6)	—	(3.6)
Equity-based compensation expense	—	—	30.7	—	—	30.7
Balance, March 31, 2025	334,344,186	$3.3	$1,292.4	$11.2	$339.2	$1,646.1
Issuance of common stock upon vesting of RSUs	2,155,151	—	—	—	—	—
Shares withheld related to net share settlement	(61,113)	—	(0.6)	—	—	(0.6)
Repurchase of common stock	(15,876,573)	(0.2)	(147.4)	—	—	(147.6)
Net income	—	—	—	—	24.0	24.0
Other comprehensive loss	—	—	—	(1.4)	—	(1.4)
Equity-based compensation expense	—	—	31.5	—	—	31.5
Balance, June 30, 2025	320,561,651	$3.1	$1,175.9	$9.8	$363.2	$1,552.0
Issuance of common stock upon vesting of RSUs	1,533,906	—	—	—	—	—
Shares withheld related to net share settlement	(45,865)	—	(0.5)	—	—	(0.5)
Repurchase of common stock	(8,283,044)	(0.1)	(87.3)	—	—	(87.4)
Net income	—	—	—	—	38.7	38.7
Other comprehensive loss	—	—	—	(4.3)	—	(4.3)
Equity-based compensation expense	—	—	32.0	—	—	32.0
Balance, September 30, 2025	313,766,648	$3.0	$1,120.1	$5.5	$401.9	$1,530.5

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited) (continued)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2023	384,830,529	$3.8	$1,804.9	$27.3	$283.3	$2,119.3
Issuance of common stock upon vesting of RSUs	1,359,913	—	—	—	—	—
Shares withheld related to net share settlement	(410,537)	—	(7.0)	—	—	(7.0)
Repurchase of common stock	(9,623,255)	(0.1)	(154.3)	—	—	(154.4)
Net income	—	—	—	—	15.1	15.1
Other comprehensive income	—	—	—	0.2	—	0.2
Equity-based compensation expense	—	—	32.7	—	—	32.7
Balance, March 31, 2024	376,156,650	$3.7	$1,676.3	$27.5	$298.4	$2,005.9
Issuance of common stock upon vesting of RSUs	1,672,136	—	—	—	—	—
Issuance of common stock related to ESPP	248,742	—	2.8	—	—	2.8
Shares withheld related to net share settlement	(505,710)	—	(7.5)	—	—	(7.5)
Repurchase of common stock	(10,799,791)	(0.1)	(148.6)	—	—	(148.7)
Net loss	—	—	—	—	(24.4)	(24.4)
Other comprehensive loss	—	—	—	(3.0)	—	(3.0)
Equity-based compensation expense	—	—	37.8	—	—	37.8
Balance, June 30, 2024	366,772,027	$3.6	$1,560.8	$24.5	$274.0	$1,862.9
Issuance of common stock upon vesting of RSUs	936,974	—	—	—	—	—
Shares withheld related to net share settlement	(304,844)	—	(3.4)	—	—	(3.4)
Forfeitures / cancellations	(20,412)	—	—	—	—	—
Repurchase of common stock	(24,478,696)	(0.2)	(244.3)	—	—	(244.5)
Net income	—	—	—	—	23.8	23.8
Other comprehensive loss	—	—	—	(8.6)	—	(8.6)
Equity-based compensation expense	—	—	38.2	—	—	38.2
Balance, September 30, 2024	342,905,049	$3.4	$1,351.3	$15.9	$297.8	$1,668.4
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Nine Months Ended September 30,
	2025	2024

Operating activities:
Net income	$89.5	$14.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.1	63.3
Amortization of debt discounts and issuance costs	1.8	1.7
Amortization of deferred commissions costs	66.5	49.5
Asset impairments and lease abandonment charges	0.3	57.4
Gain on lease modification	—	(1.5)
Loss on debt modification and extinguishment	—	0.7
Equity-based compensation expense	89.2	104.2
Deferred income taxes	59.0	11.0
Tax receivable agreement remeasurement	(14.2)	9.9
Provision for bad debt expense	17.4	39.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	53.2	69.7
Prepaid expenses and other current assets	(3.2)	(21.1)
Deferred costs and other assets, net of current portion	(54.7)	(30.4)
Income tax receivable	(4.0)	(2.9)
Accounts payable	1.3	(17.6)
Accrued expenses and other liabilities	(0.2)	(64.7)
Unearned revenue	(46.1)	(22.6)
Net cash provided by operating activities	$321.9	$260.4

Investing activities:
Purchases of investments	$(14.2)	$—
Maturities of investments	3.3	82.2
Purchases of property and equipment and other assets	(59.7)	(41.5)
Right of use asset initial direct costs	(0.5)	(3.4)
Cash paid for acquisitions, net of cash acquired	—	(0.5)
Net cash provided by (used in) investing activities	$(71.1)	$36.8

Financing activities:
Payments of deferred consideration	$—	$(0.7)
Repayment of debt	(4.4)	(4.5)
Payments of debt issuance and modification costs	—	(2.1)
Proceeds from revolving credit loans	100.0	—
Taxes paid related to net share settlement of equity awards	(6.6)	(18.1)
Proceeds from issuance of common stock under the ESPP	—	2.8
Tax receivable agreement payments	(23.1)	(31.6)
Repurchase of common stock	(331.3)	(542.6)
Net cash used in financing activities	$(265.4)	$(596.8)

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Nine Months Ended September 30,
	2025	2024
Net decrease in cash, cash equivalents, and restricted cash	$(14.6)	$(299.6)
Cash, cash equivalents, and restricted cash at beginning of period	149.0	456.2
Cash, cash equivalents, and restricted cash at end of period	$134.4	$156.6

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$124.8	$147.7
Restricted cash, non-current	9.6	8.9
Total cash, cash equivalents, and restricted cash	$134.4	$156.6

Supplemental disclosures of cash flow information:
Interest paid in cash	$40.2	$39.6
Cash paid for taxes	7.9	11.9

Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$7.1	$8.9
Equity-based compensation included in capitalized software	5.0	4.5
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
The Company’s headquarters are located in Vancouver, Washington, and we have additional offices throughout the United States, and offices internationally in Israel, Canada, the United Kingdom, India, and Ireland.
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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2025 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of September 30, 2025, changes in stockholders’ equity and results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. No single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2025 and 2024, or accounted for more than 10% of accounts receivable as of September 30, 2025 and December 31, 2024.
Accounts Receivable and Contract Assets
Accounts receivable represents the billed transaction price from revenue contracts, reflecting adjustments for variable consideration, and is presented net of allowance for expected credit losses. It does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2025 and December 31, 2024, the allowance for expected credit losses was $10.8 million and $12.6 million, respectively. The Company reassesses the adequacy of the allowance each reporting period.
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
Prepaid expenses and other current assets
Prepaid expenses and other current assets primarily consist of prepaid expenses, derivative assets, contract assets, and other current assets. Prepaid expenses were $27.4 million and $21.3 million as of September 30, 2025 and December 31, 2024, respectively.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation and amortization. All repairs and maintenance costs are expensed as incurred. Depreciation and amortization costs are expensed on a straight-line basis over the lesser of the estimated useful life of the asset or the remainder of the lease term for leasehold improvements. Qualifying internal use software costs incurred during the application development stage, which consist primarily of internal product development costs, outside services, personnel costs (including equity-based compensation), and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset. Estimated useful lives range from three to fifteen years.
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
Commissions payable at September 30, 2025 were $20.1 million, of which the current portion of $19.0 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $1.1 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2024 were $32.8 million, of which the current portion of $30.8 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $2.0 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $8.1 million and $9.2 million were recorded for the three months ended September 30, 2025 and 2024, respectively. Advertising expenses of $28.6 million and $28.5 million were recorded for the nine months ended September 30, 2025 and 2024, respectively. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Goodwill and Acquired Intangible Assets
Goodwill is calculated as the excess of the fair value of purchase consideration paid in a business combination over the fair value of the assets acquired less liabilities assumed. Goodwill is not amortized and is tested for impairment at least annually during the fourth quarter of our fiscal year or when events and circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Company has one reporting unit.
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
Indefinite-lived intangible assets consist of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Indefinite-lived intangible assets are not subject to amortization. Instead, they are subject to an annual assessment for potential impairment, or more frequently upon the occurrence of a triggering event when circumstances indicate that the book value is greater than its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. The Company conducts its impairment assessment during the fourth quarter of each fiscal year. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the three and nine months ended September 30, 2025 and 2024.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Impairment and Abandonment of Long-lived Assets
Long-lived assets, such as property and equipment, acquired intangible assets, and operating lease right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The estimated future cash flows associated with the operating lease right-of-use assets under Accounting Standards Codification (“ASC”) 842 were developed by incorporating current market data and forecasts provided by reputable external real estate brokers and data sources. These projections consider prevailing rental rates, anticipated lease renewals, expected vacancy periods, and other relevant market factors that contribute to the estimation of recoverable cash flows for the impaired office spaces we do not intend to occupy. No impairment charges were recorded for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we recorded impairment charges of $8.7 million and $53.3 million, respectively, to reduce the carrying values of our existing right-of-use assets associated with our offices in Ra’anana, Waltham, Vancouver and Grand Rapids.
When an operating lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. Lease abandonment charges were immaterial for the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, we recorded lease abandonment charges of zero and $4.1 million, respectively, related to the accelerated amortization of right-of-use assets.
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
We do not have any finance leases. Operating leases are recorded on our Consolidated Balance Sheets. Operating lease right-of-use assets and operating lease liabilities are measured at the lease commencement date based on the present value of the fixed minimum remaining lease payments over the lease term, determined using the discount rate for the lease at the commencement date. Because the rates implicit in our leases are not readily determinable, we use our incremental borrowing rate as the discount rate for each respective lease, which approximates the interest rate at which we could borrow on a collateralized basis with similar terms and payments and in similar economic environments. Some leases include options to extend or options to terminate the lease prior to the stated lease expiration. Optional periods to extend a lease, including by not exercising a termination option, are included in the lease term when it is reasonably certain that the option will be exercised (or not exercised in the case of termination options). Operating lease expense is recognized on a straight-line basis over the lease term. We account for lease and non-lease components, principally common area maintenance and related taxes for our facilities leases, as a single lease component. Short-term leases, defined as leases having an original lease term less than or equal to one year, are excluded from our operating lease right-of-use assets and operating lease liabilities.

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
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2025, the Board authorized an additional $500.0 million bringing the aggregate total authorizations as of September 30, 2025 to $1.6 billion, of which $309.6 million remained available and authorized for repurchases.
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
During the three months ended September 30, 2025, the Company repurchased and subsequently retired 8,283,044 shares of common stock at an average price of $10.46 per share, for an aggregate $86.6 million. During the nine months ended September 30, 2025, the Company repurchased and subsequently retired 32,757,891 shares of common stock at an average price of $10.01 per share, for an aggregate $328.0 million. During the three months ended September 30, 2024, the Company repurchased and subsequently retired 24,478,696 shares of common stock at an average price of $9.89 per share, for an aggregate $242.1 million. During the nine months ended September 30, 2024, the Company repurchased and subsequently retired 44,901,742 shares of common stock at an average price of $12.08 per share, for an aggregate $542.6 million.

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
The Inflation Reduction Act of 2022, enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company calculates excise tax due based on the year-to-date amount repurchased in excess of the fair market value of shares issued and is included within Accrued expenses and other current liabilities on our Consolidated Balance Sheets. During the three months ended September 30, 2025, and 2024, the Company recorded the associated excise taxes of $0.7 million and $2.4 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded the associated excise taxes of $2.8 million and $5.0 million, respectively. Excise taxes associated with these share repurchases are presented within Repurchase of common stock on our Consolidated Statements of Changes in Stockholders’ Equity, as a reduction to Additional paid-in capital.
Restructuring
In June 2025, the Company announced a reduction in force (the “Plan”) to support the Company’s broader efforts to move upmarket and support durable and efficient growth. The Plan included a reduction of employees by approximately 6% in the second quarter of 2025. The Plan was substantially completed as of June 30, 2025.
During the three and nine months ended September 30, 2025, the Company incurred restructuring charges of $0.3 million and $4.5 million, consisting primarily of severance and employee benefits as well as other associated costs. Restructuring costs are allocated to the respective financial statement line items on the Consolidated Statements of Operations. During the nine months ended September 30, 2025, the Company made cash payments of $4.5 million related to the Plan.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages (referred to as “project stages”) throughout Subtopic 350-40. The standard requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for the Company for the annual and interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impacts of ASU 2025-06 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. This standard will be effective for the Company for the annual period beginning January 1, 2027 and interim period beginning January 1, 2028, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The Company is currently evaluating the disclosure impacts of ASU 2024-03 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions under Topic 606. The practical expedient allows entities to assume that current conditions as of the balance sheet date would not change for the remaining life of the asset when evaluating expected credit losses. This standard is effective for the Company for the annual and interim periods beginning January 1, 2026, with early adoption permitted, and should be applied prospectively. The Company elected to early adopt this standard effective September 30, 2025 on a prospective basis. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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

Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Subscription	$311.7	$300.4	$916.4	$895.0
Usage-based	4.4	2.6	10.0	7.7
Other	1.9	0.6	4.0	2.5
Total revenue	$318.0	$303.6	$930.4	$905.2
Subscription revenue is comprised primarily of go-to-market business intelligence tools that allow our customers to access our SaaS to support sales, marketing, and recruiting processes, which include data, analytics, and insights to provide accurate and comprehensive intelligence on organizations and professionals. Our customers use our platform to identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle.
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
Of the total revenue recognized in the three and nine months ended September 30, 2025, $68.8 million and $436.4 million, respectively, were included in the unearned revenue balance as of December 31, 2024. Of the total revenue recognized in the three and nine months ended September 30, 2024, $59.2 million and $407.2 million, respectively, were included in the unearned revenue balance as of December 31, 2023. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
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
As of September 30, 2025 and December 31, 2024, the Company had contract assets of $4.5 million and $5.0 million, respectively, which are recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the Company had unearned revenue of $431.9 million and $477.9 million, respectively.

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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of September 30, 2025	$823.7	$341.7	$1,165.4
As of December 31, 2024	850.1	306.8	1,156.9
Note 3 - Cash, Cash Equivalents, and Investments
Cash, cash equivalents, and investments consisted of the following as of September 30, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$120.5	$—	$—	$120.5
Cash equivalents:
Certificates of deposit	$3.2	$—	$—	$3.2
Money market mutual funds	1.1	—	—	1.1
Total cash equivalents	$4.3	$—	$—	$4.3
Total cash and cash equivalents	$124.8	$—	$—	$124.8
Investments:
Corporate debt securities	$1.5	$—	$—	$1.5
Securities guaranteed by U.S. government	2.5	—	—	2.5
Certificates of deposit	6.7	—	—	6.7
Total investments	$10.7	$—	$—	$10.7
Total cash, cash equivalents, and investments	$135.5	$—	$—	$135.5
Cash and cash equivalents consisted of the following as of December 31, 2024:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$125.5	$—	$—	$125.5
Cash equivalents:
Certificates of deposit	$8.4	$—	$—	$8.4
Money market mutual funds	6.0	—	—	6.0
Total cash equivalents	$14.4	$—	$—	$14.4
Total cash and cash equivalents	$139.9	$—	$—	$139.9

Note 3 - Cash, Cash Equivalents, and Investments (continued)
Refer to Note 8 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for-sale securities were immaterial at September 30, 2025 and December 31, 2024.
The following table summarizes the estimated fair value of our securities classified as Short-term investments or long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets) based on stated effective maturities as of September 30, 2025 and December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
Due within one year	$10.2	$—
Due after one year through two years	0.5	—
Total	$10.7	$—
Note 4 - Property and Equipment
The Company’s property and equipment consist of the following:

	September 30,	December 31,
(in millions)	2025	2024
Computer equipment	$14.7	$14.2
Furniture and fixtures	8.8	6.8
Leasehold improvements	62.2	47.2
Internal use developed software	151.7	122.3
Construction in progress	16.7	6.7
Property and equipment, gross	$254.1	$197.2
Less: accumulated depreciation	(97.4)	(84.6)
Property and equipment, net	$156.7	$112.6
Depreciation expense was $8.2 million and $7.4 million for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $22.1 million and $18.4 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense for the three and nine months ended September 30, 2024 includes $1.1 million of accelerated depreciation associated with the Waltham Lease Restructuring (refer to Note 13 - Leases in our 2024 Form 10-K).
Note 5 - Goodwill and Acquired Intangible Assets
Goodwill was $1,692.7 million as of September 30, 2025 and December 31, 2024. There were no events or circumstances indicating that goodwill might be impaired as of September 30, 2025.

Note 5 - Goodwill and Acquired Intangible Assets (continued)
Intangible assets, other than goodwill, consisted of the following as of September 30, 2025 and December 31, 2024, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(148.3)	$139.8	14.6
Acquired technology	331.3	(274.9)	56.4	6.3
Brand portfolio	11.5	(8.9)	2.6	7.8
Total intangible assets subject to amortization	$630.9	$(432.1)	$198.8

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(432.1)	$231.8

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(133.2)	$154.9	14.5
Acquired technology	331.3	(246.6)	84.7	6.3
Brand portfolio	11.5	(8.3)	3.2	7.8
Total intangible assets subject to amortization	$630.9	$(388.1)	$242.8

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(388.1)	$275.8
Amortization expense was $14.6 million and $15.0 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $44.0 million and $44.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 6 - Financing Arrangements
As of September 30, 2025 and December 31, 2024, the carrying values of the Company’s borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	September 30, 2025	December 31, 2024
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 1.75%	$580.6	$584.6
First Lien Revolver	February 1, 2019	February 28, 2028	SOFR + 2.10%	100.0	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	644.3	643.1
Total debt				$1,324.9	$1,227.7
Less: current portion				(5.9)	(5.9)
Total long-term debt, net of current portion				$1,319.0	$1,221.8
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

Note 6 - Financing Arrangements (continued)
The effective interest rate on the First Lien Term Loan was 6.16% and 6.56% as of September 30, 2025 and December 31, 2024, respectively.
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
As of September 30, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contracts	Two	500.0	0.370%	January 30, 2026
The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to Interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $5.9 million of net pre-tax gains from Accumulated other comprehensive income as a reduction of Interest expense, net in the next twelve months associated with its interest rate swap.
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

Note 7 - Derivatives and Hedging Activities (continued)
In the second quarter of 2025, the Company engaged in foreign currency forward contract activities. For the three and nine months ended September 30, 2025, we have settled forward currency contracts with a cumulative notional amount of $9.9 million and $20.5 million, respectively. These transactions resulted in an immaterial gain during the three and nine months ended September 30, 2025, which offset higher operating expenses due to unfavorable changes in the foreign currency. At September 30, 2025, our derivative financial instruments consisted of foreign currency forward contracts with a total notional value of $9.6 million with maturities extending to December 2025.
During the three and nine months ended September 30, 2024, the Company settled foreign currency forward contracts with a cumulative notional amount of $11.9 million and $20.5 million, respectively. These transactions resulted in an immaterial gain due to favorable changes in the foreign currency.
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
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025		December 31, 2024
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swap contracts(1)	$5.9	$—	$18.5	$—
Interest rate swap contracts(2)	—	—	1.4	—
Foreign currency forward contracts(1)	1.3	—	—	—
Total designated derivative fair value	$7.2	$—	$19.9	$—
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
Note 8 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets), prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our certificates of deposits and money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by the U.S. government, and certificates of deposits as Level 2 within the fair value hierarchy. The fair value of our First Lien Term Loan and Senior Notes was $579.3 million and $612.6 million as of September 30, 2025, and $584.0 million and $585.0 million as of December 31, 2024, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.

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
The fair value of our financial assets (liabilities) was determined using the following inputs (in millions):

Fair Value at September 30, 2025	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:(1)
Certificates of deposit	$3.2	$—	$—
Money market mutual funds	1.1	—	—
Investments:(1)
Corporate debt securities	$—	$1.5	$—
Securities guaranteed by U.S. government	—	2.5	—
Certificates of deposit	—	6.7	—
Derivative assets:(2)
Interest rate swap contracts	$—	$5.9	$—
Foreign currency forward contracts	—	1.3	—
Total	$4.3	$17.9	$—

Note 8 - Fair Value (continued)

Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:(1)
Certificates of deposit	$8.4	$—	$—
Money market mutual funds	6.0	—	—
Derivative assets:(2)
Interest rate swap contracts	$—	$18.5	$—
Interest rate swap contracts	—	1.4	—
Total	$14.4	$19.9	$—

Measured on a non-recurring basis:
Impaired lease-related assets(3)	$—	$—	$31.5
Total	$—	$—	$31.5
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
There were no transfers between fair value measurements levels during the three and nine months ended September 30, 2025.
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
Contingent earnout payments
In connection with the acquisition of Dogpatch Advisors, LLC in April 2022, the Company has issued $2.7 million in equity awards, representing all contingent earnout obligations related to this acquisition as of September 30, 2025. Refer to Note 3 - Business Combinations in our 2024 Form 10-K for additional information.
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
Note 10 - Earnings Per Share
The following tables set forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended September 30,
(in millions, except shares and per share amounts)	2025	2024
Basic net income per share attributable to common stockholders
Numerator:
Net income	$38.7	$23.8
Denominator:
Weighted average number of shares of common stock outstanding	316,966,947	354,940,772
Basic net income per share attributable to common stockholders	$0.12	$0.07

Diluted net income per share attributable to common stockholders
Numerator:
Net income	$38.7	$23.8
Denominator:
Number of shares used in basic computation	316,966,947	354,940,772
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Restricted stock awards	—	13,638
Employee Stock Purchase Plan	—	176,683
Weighted average shares of common stock outstanding used to calculate diluted net income per share	316,966,947	355,131,093
Diluted net income per share attributable to common stockholders	$0.12	$0.07

Note 10 - Earnings Per Share (continued)

	Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2025	2024
Basic net income per share attributable to common stockholders
Numerator:
Net income	$89.5	$14.5
Denominator:
Weighted average number of shares of common stock outstanding	328,317,197	368,446,379
Basic net income per share attributable to common stockholders	$0.27	$0.04

Diluted net income per share attributable to common stockholders
Numerator:
Net income	$89.5	$14.5
Denominator:
Number of shares used in basic computation	328,317,197	368,446,379
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Restricted stock awards	—	83,995
Employee Stock Purchase Plan	—	179,936
Weighted average shares of common stock outstanding used to calculate diluted net income per share	328,317,197	368,710,310
Diluted net income per share attributable to common stockholders	$0.27	$0.04
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units	16,409,811	15,207,584	15,776,487	15,381,553
Exercise of common stock options	186,026	248,956	225,899	150,791
Total anti-dilutive securities	16,595,837	15,456,540	16,002,386	15,532,344
Note 11 - Leases
The Company has operating leases for corporate offices under non-cancelable agreements with various expiration dates. Our leases do not have significant rent escalation, holidays, concessions, material residual value guarantees, material restrictive covenants, or contingent rent provisions. Our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component. In addition, we have elected the practical expedient to exclude short-term leases, which have an original lease term of one year or less, from our operating lease right-of-use assets and operating lease liabilities as well as the package of practical expedients relating to the adoption of ASC 842.

Note 11 - Leases (continued)
The Company subleases two offices. The subleases have remaining lease terms of less than eleven years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income from operations on our Consolidated Statements of Operations, was immaterial for the three and nine months ended September 30, 2025 and 2024.
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in millions)	2025	2024
Assets
Operating lease right-of-use assets, net	$126.9	$90.9

Liabilities
Current portion of operating lease liabilities	$6.3	$9.9
Operating lease liabilities, net of current portion	231.0	151.2
Total lease liabilities	$237.3	$161.1
Rent expense was $8.9 million, inclusive of $2.7 million related to the Waltham Lease Restructuring, and $12.1 million, inclusive of $6.0 million related to the Waltham Lease Restructuring, for the three months ended September 30, 2025 and 2024, respectively. Rent expense was $24.9 million, inclusive of $3.8 million related to the Waltham Lease Restructuring, and $28.8 million, inclusive of $6.0 million related to the Waltham Lease Restructuring and $4.1 million accelerated amortization of right-of-use assets, for the nine months ended September 30, 2025 and 2024, respectively. Refer to Note 13 - Leases in our 2024 Form 10-K for further information regarding the Waltham Lease Restructuring.
Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$4.8	$49.0	$11.2	$58.4
Cash received for tenant incentive reimbursement	7.5	1.5	27.1	2.4

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$—	$31.5	$48.6	$123.7

	As of
	September 30, 2025	December 31, 2024
Weighted average remaining lease term (in years)	13.1	13.0
Weighted average discount rate	7.2%	7.5%

Note 11 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of September 30, 2025 (in millions):

Year Ending December 31,	Operating Leases
2025 (excluding nine months ended September 30, 2025)	$(9.8)
2026	16.8
2027	30.1
2028	32.6
2029	33.2
Thereafter	298.8
Total future minimum lease payments	$401.7
Less: Effects of discounting	164.4
Total lease liabilities	$237.3
Included in the undiscounted future minimum lease payments for the years ended December 31, 2025 (excluding the nine months ended September 30, 2025), and 2026 are future tenant improvement allowance reimbursements related to our Ra’anana, Israel; Vancouver, Washington; and Waltham, Massachusetts leases.
Expense associated with short-term leases and variable lease costs were immaterial for the three and nine months ended September 30, 2025 and 2024. The expense related to short-term leases reasonably reflected our short-term lease commitments.
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
The Company issues Performance-based Restricted Stock Units (PRSUs) that generally vest in three annual tranches over a three-year performance period, with allocation percentages varying by specific award terms. The actual number of PRSUs that employees ultimately earn depends on performance and may range from 0% to between 50% and 200% of the originally granted PRSUs. This payout percentage is determined by whether the Company or individual achieves specific performance targets during the related performance period, and employees must also maintain continued service with the Company. Performance is evaluated solely during each applicable performance period, with no opportunity to make up for unmet targets related to a previous performance period. Once PRSUs are earned based on the achieved performance level, they are settled by issuing an equivalent number of shares of the Company's common stock to the recipients.
Restricted Stock Units
Restricted stock unit activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units
Unvested at beginning of period	15,220,019	$17.37	12,636,460
Granted	7,544,717	10.29	9,149,767
Granted - performance-based	1,617,489	9.56	272,797
Granted - market-based	—	—	441,177
Vested	(5,106,235)	19.25	(3,969,023)
Forfeited	(2,866,179)	16.62	(3,323,594)
Unvested at end of period	16,409,811	12.89	15,207,584
Restricted Stock
Restricted stock activity was as follows during the periods indicated:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock
Unvested at beginning of period	—	$—	347,976
Vested	—	—	(327,564)
Forfeited	—	—	(20,412)
Unvested at end of period	—	—	—

Note 12 - Equity-based Compensation (continued)
Common Stock Options
Common stock options activity was as follows during the period indicated:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	Options	Weighted Average Exercise Price	Options
Outstanding at beginning of period	228,059	$21.00	279,553
Expired	(28,947)	21.00	(27,989)
Outstanding at end of period	199,112	21.00	251,564
Options have a maximum contractual term of ten years. As of September 30, 2025, the weighted average remaining contractual term was 4.6 years for both options outstanding and options exercisable. The aggregate intrinsic value of options outstanding and exercisable was zero as all options were out of the money.
Employee Stock Purchase Plan
On June 3, 2020, the Board adopted the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan (the “ESPP”) that allows eligible employees to purchase shares of the Company's common stock at a discounted price, through payroll deductions of up to 15% of their eligible compensation and the IRS allowable limit per calendar year. The Compensation Committee of the Board administers the ESPP, including with respect to the frequency and duration of offering periods, the maximum number of shares that an eligible employee may purchase during an offering period, and, subject to certain limitations set forth in the ESPP, the per-share purchase price. Currently, the maximum number of shares that can be purchased by an eligible employee under the ESPP is 1,500 shares per offering period, and there are two six-month offering periods that begin in the second and fourth quarters of each fiscal year. The purchase price for one share of common stock under the ESPP is currently equal to 90% of the fair market value of one share of common stock on the first trading day of the offering period or the purchase date, whichever is lower.
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

Note 12 - Equity-based Compensation (continued)
The fair value of the ESPP purchase was determined using the Black-Scholes option pricing model outlined in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Volatility	—%	—%	—%	57.3%
Expected term	0 years	0 years	0 years	0.5 years
Risk-free rate	—%	—%	—%	5.4%
Expected dividends	—%	—%	—%	—%
Weighted-average fair value per unit	$—	$—	$—	$3.33
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
The Company suspended the ESPP effective December 12, 2024, such that the offering period which would otherwise have begun on December 15, 2024 did not commence. As of September 30, 2025, the ESPP continues to be suspended. As such, there was no activity related to the ESPP during the three and nine months ended September 30, 2025.
The Company withheld $0.8 million and $3.5 million worth of ESPP contributions for the three and nine months ended September 30, 2024, respectively, on behalf of participating employees through payroll deductions. The Company purchased zero and 248,742 shares of Common Stock under the ESPP for the three and nine months ended September 30, 2024. The Company recognized $0.4 million and $1.6 million of equity-based compensation expense related to the ESPP for the three and nine months ended September 30, 2024, respectively.
HSKB Phantom Units
For information related to the HSKB Phantom Units, refer to Note 14 - Equity-based Compensation in our 2024 Form 10-K.
Unamortized Equity-based Compensation
As of September 30, 2025, unamortized equity-based compensation costs related to each equity-based incentive award described above consist of the following:

(in millions)	Amount	Weighted Average Remaining Service Period (in years)
Restricted stock units	$181.2	2.1
HSKB Phantom Units	4.0	1.8
Total unamortized equity-based compensation cost	$185.2	2.1

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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes Property and equipment, net and Operating lease right-of-use assets, net. As of September 30, 2025, long-lived assets held in the United States and Israel were $263.5 million and $16.2 million, respectively, representing approximately 99% of the consolidated total. As of December 31, 2024, long-lived assets held in the United States and Israel were $179.5 million and $19.0 million, respectively, representing approximately 98% of the consolidated total.
Contracts denominated in currencies other than U.S. Dollar were not material for the three and nine months ended September 30, 2025 and 2024. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12% and 12% of our total revenues for the three months ended September 30, 2025 and 2024, respectively, and approximately 12% and 12% of our total revenues for the nine months ended September 30, 2025 and 2024, respectively. Revenue by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
United States	$280.7	$266.5	$820.4	$793.4
Rest of World	37.3	37.1	110.0	111.8
Total revenue	$318.0	$303.6	$930.4	$905.2

Note 13 - Segment and Geographic Data (continued)
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$318.0	$303.6	$930.4	$905.2
Less:
Employee compensation expense(1)	106.4	106.1	328.2	317.8
Payroll tax and benefits expense	21.3	19.0	71.9	64.4
Technology expense	17.2	13.8	47.7	39.1
Marketing expense	8.1	9.2	28.6	28.5
Facilities expense	6.8	6.8	23.3	20.8
Bad debt expense	7.5	6.8	17.4	39.3
Hosting and infrastructure expense	11.6	9.4	32.7	27.2
Other segment items(2)	48.9	66.6	143.0	238.3
Depreciation and amortization expense	22.7	22.4	66.1	63.3
Interest expense, net	11.5	9.6	32.0	29.5
Loss on debt modification and extinguishment	—	—	—	0.7
Other income, net	(0.4)	(1.0)	(13.5)	(3.5)
Income tax expense	17.7	11.1	63.5	25.3
Net income	$38.7	$23.8	$89.5	$14.5
__________________
(1)Primarily includes employee-related salaries, bonuses, and commissions.
(2)Other segment items primarily include equity-based compensation expense.
Note 14 - Tax Receivable Agreements
For information related to our TRAs, refer to Note 16 - Tax Receivable Agreements in our 2024 Form 10-K.
As of September 30, 2025 and December 31, 2024, the Company had a liability of $2,725.1 million and $2,762.5 million, respectively, related to its projected obligations under the TRAs. This liability, or a portion thereof, becomes payable once the tax attributes under the TRAs reduce the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The liability is classified as current or noncurrent based on the expected date of payment and are included in our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.
During the three months ended September 30, 2025 and 2024, we recognized a TRA measurement gain of $0.8 million, and a TRA measurement loss of $0.7 million, respectively, within Other income, net on our Consolidated Statements of Operations.
During the nine months ended September 30, 2025, we recognized a TRA measurement gain of $14.2 million, principally due to movement in the blended state tax rate. During the nine months ended September 30, 2024, we recognized a TRA measurement loss of $9.9 million, principally due to revaluation for the blended state tax rate, an increase to the cumulative liability due to TRA Holders resulting from a reduction in the management allocation percent withheld, and interest expense accrued on the current portion of the TRA liability within Other income, net on our Consolidated Statements of Operations.
During the nine months ended September 30, 2025 and 2024, the Company made TRA payments of $23.1 million and $31.6 million, respectively.

Note 15 - Income Taxes
The Company’s provision for income taxes for both the three and nine months ended September 30, 2025 and 2024 was based on our projected annual effective tax rate for fiscal year 2025 and 2024, respectively, adjusted for specific items that are required to be recognized in the period in which they occur.
The effective tax rate, inclusive of items specific to the period, for the three months ended September 30, 2025 and 2024 was 31.5% and 31.7%, respectively. The Company recorded income tax expense of $17.7 million and $11.1 million for the three months ended September 30, 2025 and 2024, respectively.
The effective tax rate, inclusive of items specific to the period, for the nine months ended September 30, 2025 and 2024 was 41.5% and 63.4%, respectively. The Company recorded income tax expense of $63.5 million and $25.3 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company’s projected 2025 annual effective tax rate differed from the U.S. federal statutory rate of 21.0% due to U.S. state taxes, foreign taxes and non-deductible equity compensation expense, offset by research and development credits. Further, the Company’s annual effective tax rate includes period specific costs associated with shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial accounts and effects of changes in our state tax footprint.
The gross liabilities for unrecognized tax benefits, which are reflected as a reduction of deferred tax assets, were $15.8 million and $14.6 million as of September 30, 2025 and December 31, 2024, respectively. No interest or penalties are accrued with respect to the unrecognized tax benefits. If the unrecognized tax benefits as of September 30, 2025 were recognized, the entire balance would impact the effective tax rate. It is not anticipated any of the unrecognized tax benefit will be recognized within the next twelve months.
On July 4, 2025, the U.S. enacted H.R. 1 “A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14”, commonly referred to as the One Big Beautiful Bill Act (OBBBA). The legislation includes provisions for the immediate expensing of domestic research and development costs, the immediate expensing of certain capital expenditures, and other significant changes to the U.S. tax code. The Company has reflected the impacts of the enacted provisions in its financial statements for the three and nine months ended September 30, 2025, which were determined to be immaterial to our provision for income taxes. However, the enacted provisions will have an impact on the timing and amount of future TRA payments. We continue to evaluate the overall impact of the new legislation on our consolidated financial statements, including provisions that will become effective in subsequent years.
Note 16 - Subsequent Events
Management has evaluated subsequent events from September 30, 2025 through the date the financial statement was available to be issued and has determined there are no material subsequent events that require disclosure other than as described below.
Share Repurchase Program
Subsequent to September 30, 2025 and up through October 29, 2025, the Company repurchased and subsequently retired 2,891,945 shares of the Company’s common stock in the open market at a cost of $30.6 million for an average price of $10.58 per share, under the Share Repurchase Program described further in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements.

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

We generate substantially all of our revenue from sales of subscriptions to our platform. Subscriptions include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length. About 53% of customer contracts (based on annualized value) are multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.
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
Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total annual contract value ("ACV") for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net revenue retention rate was 90% and 85% as of September 30, 2025 and 2024, respectively. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See the caption above entitled “—Recent Developments — Impact of Macroeconomic Conditions.” Over the long term, we expect our net revenue retention rate to be influenced by our ability to move upmarket, as larger customers have historically exhibited higher net revenue retention. We also measure our success in expanding relationships with existing customers by the number of customers that contract for more than $100,000 in ACV. As of September 30, 2025 and 2024, our number of customers with over $100,000 in ACV was 1,887 and 1,809, respectively.
Factors Affecting the Comparability of Our Results of Operations
Our historical results of operations are not comparable from period to period and may not be comparable to our financial results of operations in future periods. Set forth below is a brief discussion of the key factors impacting the comparability of our results of operations.

Changing the Mix of Our Customer Base and Reducing Write-offs and Bad Debts
During the second quarter of 2024, we deployed a new business risk model to flag and require upfront prepayment from prospects at the greatest risk of non-payment. This process was implemented to mitigate the risk of future write-offs and to invest in the long-term health of the Company. Concurrently, our efforts have shifted to customers more likely to pay, renew, and grow with us over time.
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
We anticipate continued investment in cost of service, with cost of service as a percentage of revenue expected to slightly increase in the near term. This is driven by rising AI consumption costs and customer onboarding expenses for offerings such as ZoomInfo Copilot and ZoomInfo GTM Studio.
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
Operating expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, and amortization of other acquired intangibles. The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation and amortization expense, marketing, litigation settlements, and restructuring and transaction-related expenses. We anticipate that restructuring and transaction-related expenses, including potential impairments, will be influenced by activities related to potential future acquisitions, strategic restructuring efforts, and leased spaces that we plan to sublease, which could cause these costs to vary, potentially significantly, from our historic levels.
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
The Company has significant U.S. federal and state deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We regularly review whether it is more likely than not that our deferred tax assets will be realizable. As of September 30, 2025, a valuation allowance continues to be recorded against certain state-level attributes.

The value of our deferred tax assets are regularly remeasured to consider the impact of statutory changes and other guidance, such as the One Big Beautiful Bill Act (OBBBA) passed on July 4, 2025, as well as changes in our state income apportionment factors. Given the amount of our deferred tax assets, minor changes can materially affect our Provision for income taxes. A significant portion of our deferred tax assets are associated with our TRA, and upon a remeasurement of our deferred tax assets, the TRA liability is typically concurrently remeasured with a partially offsetting impact within Other income, net on the Consolidated Statements of Operations.
We have regularly taken tax positions, including with respect to our various corporate events and restructurings, in the ordinary course of determining our Provision for income taxes. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority based on the technical merits of the position. We regularly review our tax positions with consideration of a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our Provision for income taxes in the period in which we make the change, which could have a material impact on our effective tax rate.
Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue	$318.0	$303.6	$930.4	$905.2
Cost of revenue:
Cost of service(1)	42.3	37.7	120.2	107.9
Amortization of acquired technology	9.4	9.6	28.3	28.7
Gross profit	$266.3	$256.3	$781.9	$768.6
Operating expenses:
Sales and marketing(1)	101.6	99.1	313.9	299.2
Research and development(1)	44.1	47.7	139.8	139.7
General and administrative(1)	47.9	60.6	141.0	247.0
Amortization of other acquired intangibles	5.2	5.4	15.7	16.2
Total operating expenses	$198.8	$212.8	$610.4	$702.1
Income from operations	$67.5	$43.5	$171.5	$66.5
Interest expense, net	11.5	9.6	32.0	29.5
Loss on debt modification and extinguishment	—	—	—	0.7
Other income, net	(0.4)	(1.0)	(13.5)	(3.5)
Income before income taxes	$56.4	$34.9	$153.0	$39.8
Provision for income taxes	17.7	11.1	63.5	25.3
Net income	$38.7	$23.8	$89.5	$14.5

__________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of service	$2.9	$2.7	$8.5	$7.9
Sales and marketing	10.4	12.3	33.2	38.1
Research and development	8.5	10.5	25.5	29.5
General and administrative	8.1	11.1	22.0	28.7
Total equity-based compensation expense	$29.9	$36.6	$89.2	$104.2
Three Months Ended September 30, 2025 and 2024
Revenue. Revenue was $318.0 million for the three months ended September 30, 2025, an increase of $14.4 million, or 5%, as compared to $303.6 million for the three months ended September 30, 2024. The increase was primarily due to the effects of shifting the mix of business upmarket and the resulting improvement in net revenue retention.
Cost of revenue. Cost of revenue was $51.7 million for the three months ended September 30, 2025, an increase of $4.4 million, or 9%, as compared to $47.3 million for the three months ended September 30, 2024. Excluding equity-based compensation expense, cost of revenue was $48.8 million for three months ended September 30, 2025, an increase of $4.2 million, or 9%, as compared to $44.6 million for three months ended September 30, 2024, primarily due to increased hosting and infrastructure expense and depreciation expense on internally developed capitalized software.
Gross profit. Gross profit for the three months ended September 30, 2025 was $266.3 million and represented a gross margin of 84%. Gross profit for the three months ended September 30, 2024 was $256.3 million and represented a gross margin of 84%. The increase in gross profit in the three months ended September 30, 2025 relative to the three months ended September 30, 2024 was $10.0 million, or 4%, primarily due to higher revenues, partially offset by increased hosting and infrastructure expense and depreciation expense on internally developed capitalized software.
Operating expenses. Operating expenses were $198.8 million for the three months ended September 30, 2025, a decrease of $14.0 million, or 7%, as compared to $212.8 million for the three months ended September 30, 2024. Excluding equity-based compensation expense, operating expenses were $171.8 million for the three months ended September 30, 2025, a decrease of $7.1 million, or 4%, as compared to $178.9 million for the three months ended September 30, 2024.
•Sales and marketing for the three months ended September 30, 2025 was $101.6 million, representing an increase of $2.5 million, or 3%, as compared to $99.1 million for the three months ended September 30, 2024. Sales and marketing, excluding equity-based compensation expense, for the three months ended September 30, 2025 was $91.2 million, representing an increase of $4.4 million, or 5%, as compared to $86.8 million for the three months ended September 30, 2024, primarily due to increased employee compensation expense, technology expenses, and payroll tax and benefits expense, partially offset by lower restructuring facilities expense and marketing expense.

•Research and development for the three months ended September 30, 2025 was $44.1 million representing a decrease of $3.6 million, or 8%, as compared to $47.7 million for the three months ended September 30, 2024. Research and development, excluding equity-based compensation expense, for the three months ended September 30, 2025 was $35.6 million, representing a decrease of $1.6 million, or 4%, as compared to $37.2 million for the three months ended September 30, 2024, primarily due to increased capitalization of employee compensation expense, partially offset by increased technology expense.
•General and administrative for the three months ended September 30, 2025 was $47.9 million representing a decrease of $12.7 million, or 21%, as compared to $60.6 million for the three months ended September 30, 2024. General and administrative, excluding equity-based compensation expense, for the three months ended September 30, 2025 was $39.8 million, representing a decrease of $9.7 million, or 20%, as compared to $49.5 million for the three months ended September 30, 2024, primarily due to charges incurred in the comparative period related to lease impairment charges, partially offset by increased payroll tax and benefits expense.
•Amortization of other acquired intangibles was $5.2 million for the three months ended September 30, 2025, relatively flat as compared to $5.4 million for the three months ended September 30, 2024.
Equity-based compensation expense. Equity-based compensation expense was $29.9 million for the three months ended September 30, 2025, a decrease of $6.7 million, or 18%, as compared to $36.6 million for the three months ended September 30, 2024, primarily due to lower weighted average grant date fair values of shares being amortized in the current period compared to those that were amortized in the prior period.
Income from operations. Income from operations was $67.5 million for the three months ended September 30, 2025, an increase of $24.0 million, as compared to income from operations of $43.5 million for the three months ended September 30, 2024. The increase is primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges, as well as lower equity-based compensation expense and higher revenues in the current period. Operating income margin was 21% for three months ended September 30, 2025 as compared to operating income margin of 14% for the three months ended September 30, 2024.
Interest expense, net. Interest expense, net was $11.5 million for the three months ended September 30, 2025, an increase of $1.9 million, or 20%, as compared to $9.6 million for the three months ended September 30, 2024, primarily due to both lower interest income and increase expense from incremental borrowings, partially offset by lower interest rates.
Other income, net. Other income, net was $0.4 million for the three months ended September 30, 2025, which primarily consists of $0.8 million of TRA remeasurement gain and a $0.5 million loss on foreign currency transactions, as compared to other income, net of $1.0 million for the three months ended September 30, 2024, which primarily consists of $2.2 million of investment income and $0.7 million of TRA remeasurement loss.
Provision for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the three months ended September 30, 2025 was $17.7 million, representing an effective tax rate of 31.5%, as compared to income tax provision of $11.1 million, representing an effective tax rate of 31.7%, for the three months ended September 30, 2024. The effective tax rate differed from the U.S. federal statutory rate of 21.0% due to non-deductible equity compensation costs, U.S. state taxes, foreign taxes, partially offset by research and development credits.
Net income. Net income was $38.7 million for three months ended September 30, 2025, an increase of $14.9 million, as compared to net income of $23.8 million for the three months ended September 30, 2024. The increase was primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges, as well as lower equity-based compensation expense and higher revenues in the current period, partially offset by increased income tax expense.

Nine Months Ended September 30, 2025 and 2024
Revenue. Revenue was $930.4 million for the nine months ended September 30, 2025, an increase of $25.2 million, or 3%, as compared to $905.2 million for the nine months ended September 30, 2024. The increase was primarily due to the effects of the operational changes implemented during the second quarter of 2024. Refer to the “Factors Affecting the Comparability of Our Results of Operations” section above.
Cost of revenue. Cost of revenue was $148.5 million for the nine months ended September 30, 2025, an increase of $11.9 million, or 9%, as compared to $136.6 million for the nine months ended September 30, 2024. Excluding equity-based compensation expense, cost of revenue was $140.0 million for the nine months ended September 30, 2025, an increase of $11.3 million, or 9%, as compared to $128.7 million for the nine months ended September 30, 2024, primarily due to increased hosting and infrastructure expense and depreciation expense on internally developed capitalized software.
Gross profit. Gross profit for the nine months ended September 30, 2025 was $781.9 million and represented a gross margin of 84%. Gross profit for the nine months ended September 30, 2024 was $768.6 million and represented a gross margin of 85%. The increase in gross profit in the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024 was $13.3 million, or 2%, primarily due to lower revenues in the comparative period as described above, partially offset by increased hosting and infrastructure expense and depreciation expense on internally developed capitalized software.
Operating expenses. Operating expenses were $610.4 million for the nine months ended September 30, 2025, a decrease of $91.7 million, or 13%, as compared to $702.1 million for the nine months ended September 30, 2024. Excluding equity-based compensation expense, operating expenses were $529.7 million for the nine months ended September 30, 2025, a decrease of $76.1 million, or 13%, as compared to $605.8 million for the nine months ended September 30, 2024.
•Sales and marketing for the nine months ended September 30, 2025 was $313.9 million, representing an increase of $14.7 million, or 5%, as compared to $299.2 million for the nine months ended September 30, 2024. Sales and marketing, excluding equity-based compensation expense, for the nine months ended September 30, 2025 was $280.7 million, representing an increase of $19.6 million, or 8%, as compared to $261.1 million for the nine months ended September 30, 2024, primarily due to increased employee compensation expense, payroll tax and benefits expense, and technology expense.
•Research and development for the nine months ended September 30, 2025 was $139.8 million, relatively flat compared to $139.7 million for the nine months ended September 30, 2024. Research and development, excluding equity-based compensation expense, for the nine months ended September 30, 2025 was $114.3 million, representing an increase of $4.1 million, or 4%, as compared to $110.2 million for the nine months ended September 30, 2024, primarily due to increased severance costs, technology expense, hosting and infrastructure expense, and payroll tax and benefits expense, partially offset by the increased capitalization of employee compensation expense.
•General and administrative for the nine months ended September 30, 2025 was $141.0 million representing a decrease of $106.0 million, or 43%, as compared to $247.0 million for the nine months ended September 30, 2024. General and administrative, excluding equity-based compensation expense, for the nine months ended September 30, 2025 was $119.0 million, representing a decrease of $99.3 million, or 45%, as compared to $218.3 million for the nine months ended September 30, 2024, primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges, charges related to Class Actions, as well as incremental bad debt expense resulting from the change in accounting estimate.
•Amortization of other acquired intangibles was $15.7 million for the nine months ended September 30, 2025, relatively flat as compared to $16.2 million for the nine months ended September 30, 2024.

Equity-based compensation expense. Equity-based compensation expense was $89.2 million for the nine months ended September 30, 2025, a decrease of $15.0 million, or 14%, as compared to $104.2 million for the nine months ended September 30, 2024, due to lower weighted average grant date fair values of shares being amortized in the current period compared to those that were amortized in the prior period, partially offset by increased amortization of expenditures for internal use developed software which were previously capitalized.
Income from operations. Income from operations was $171.5 million for the nine months ended September 30, 2025, an increase of $105.0 million, as compared to income from operations of $66.5 million for the nine months ended September 30, 2024. The increase is primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges, Class Actions, and incremental bad debt expense resulting from a change in the accounting estimate. Operating income margin was 18% for nine months ended September 30, 2025 as compared to operating income margin of 7% for the nine months ended September 30, 2024.
Interest expense, net. Interest expense, net was $32.0 million for the nine months ended September 30, 2025, an increase of $2.5 million, or 8%, as compared to $29.5 million for the nine months ended September 30, 2024, primarily due to both lower interest income and increase expense from incremental borrowings, partially offset by lower interest rates.
Other income, net. Other income, net was $13.5 million for the nine months ended September 30, 2025, which consists of $14.2 million of TRA remeasurement gain, $0.2 million of investment income, and a $0.9 million of loss on foreign currency transactions, as compared to other income, net of $3.5 million for the nine months ended September 30, 2024, which primarily consists of $9.5 million of investment income, $1.4 million of foreign currency gain, and $9.9 million of TRA remeasurement loss.
Provision for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the nine months ended September 30, 2025 was $63.5 million, representing an effective tax rate of 41.5%, as compared to provision for income taxes of $25.3 million, representing an effective tax rate of 63.4%, for the nine months ended September 30, 2024. The effective tax rate differed from the U.S. federal statutory rate of 21.0% due to non-deductible equity compensation costs, U.S. state taxes, foreign taxes, partially offset by research and development credits.
Net income. Net income was $89.5 million for nine months ended September 30, 2025, an increase of $75.0 million, as compared to net income of $14.5 million for the nine months ended September 30, 2024. The increase was primarily due to charges incurred in the comparative period related to lease impairment and abandonment charges, Class Actions, and incremental bad debt expense resulting from the change in accounting estimate, partially offset by increased income tax expense.
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
The following table presents a reconciliation of Income from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Income from operations (GAAP)	$67.5	$43.5	$171.5	$66.5
Amortization of acquired technology	9.4	9.6	28.3	28.7
Amortization of other acquired intangibles	5.2	5.4	15.7	16.2
Equity-based compensation expense	29.9	36.6	89.2	104.2
Restructuring and transaction-related expenses(1)	4.7	16.8	15.2	67.0
Litigation settlement(2)	1.0	(0.2)	3.4	30.0
Adjusted Operating Income (Non-GAAP)	$117.7	$111.7	$323.3	$312.6

Revenue (GAAP)	$318.0	$303.6	$930.4	$905.2

Operating Income Margin (GAAP)	21%	14%	18%	7%
Adjusted Operating Income Margin (Non-GAAP)	37%	37%	35%	35%

__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. For the three and nine months ended September 30, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of service	$0.5	$1.3	$1.2	$2.1
Sales and marketing	1.6	4.2	4.6	7.2
Research and development	1.0	1.3	4.8	2.6
General and administrative	1.6	10.0	4.6	55.1
Total restructuring and transaction-related expenses	$4.7	$16.8	$15.2	$67.0
(2)Represents charges associated with certain legal settlements. For the three and nine months ended September 30, 2024, these charges are related to costs incurred due to the Class Actions.
Adjusted Operating Income for the three months ended September 30, 2025 was $117.7 million and represented an Adjusted Operating Income Margin of 37%. Adjusted Operating Income for the three months ended September 30, 2024 was $111.7 million and represented an Adjusted Operating Income Margin of 37%. The increase of $6.0 million, or 5%, in Adjusted Operating Income was primarily due to increased revenue partially offset by increased hosting and infrastructure expense, technology expense, and payroll tax and benefits expense.
Adjusted Operating Income for the nine months ended September 30, 2025 was $323.3 million and represented an Adjusted Operating Income Margin of 35%. Adjusted Operating Income for the nine months ended September 30, 2024 was $312.6 million and represented an Adjusted Operating Income Margin of 35%. The increase of $10.7 million, or 3%, in Adjusted Operating Income was primarily due to charges incurred in the comparative period related to a change in the accounting estimate of collectability of accounts receivable, and higher revenue in the current period, mostly offset by increased employee compensation expense, technology expense, hosting and infrastructure expense, and payroll tax and benefits expense.

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
The following table presents a reconciliation of Net income to Adjusted Net Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (GAAP)	$38.7	$23.8	$89.5	$14.5
Loss on debt modification and extinguishment	—	—	—	0.7
Amortization of acquired technology	9.4	9.6	28.3	28.7
Amortization of other acquired intangibles	5.2	5.4	15.7	16.2
Equity-based compensation expense	29.9	36.6	89.2	104.2
Restructuring and transaction-related expenses(1)	4.7	16.8	15.2	67.0
Litigation settlement(2)	1.0	(0.2)	3.4	30.0
TRA liability remeasurement expense (benefit)	(0.8)	0.7	(14.2)	9.9
Other income, net	—	0.2	—	(2.4)
Tax impacts of adjustments to net income(3)	6.9	10.8	35.9	1.4
Adjusted Net Income (Non-GAAP)	$95.0	$103.7	$263.0	$270.2
__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. For the three and nine months ended September 30, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of service	$0.5	$1.3	$1.2	$2.1
Sales and marketing	1.6	4.2	4.6	7.2
Research and development	1.0	1.3	4.8	2.6
General and administrative	1.6	10.0	4.6	55.1
Total restructuring and transaction-related expenses	$4.7	$16.8	$15.2	$67.0
(2)Represents charges associated with certain legal settlements. For the three and nine months ended September 30, 2024, these charges are related to costs incurred due to the Class Actions.

(3)Represents tax expense associated with Net income (GAAP) excluded from Adjusted Net Income (Non-GAAP). The Company calculates the tax impacts of adjustments to net income (loss) by taking the total gross value of the adjustments and multiplying it by the Company’s U.S. federal and state statutory tax rate. We then recalculate the tax impact of book-tax differences related to equity compensation, the tax receivable agreements, restructuring and transaction-related expenses, and items that are deemed to be unrelated to current year operating income or are one-time in nature, such as provision to return true-ups. For the three months ended September 30, 2025, these primarily relate to recognizing $15.8 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $0.1 million of tax expense from the effects of changes in state tax law and apportionment, and adjusting out $2.8 million of tax expense from non-deductible stock-based compensation. For three months ended September 30, 2024, these primarily relate to recognizing $20.6 million of tax benefit related to the amortization of costs associated with corporate structure simplification, and adjusting out $4.7 million of tax expense from non-deductible stock-based compensation, and adjusting out $0.3 million of tax expense from the effects of changes in state tax law and apportionment. For the nine months ended September 30, 2025, these primarily relate to recognizing $44.6 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $13.5 million of tax expense from the effects of changes in state tax law and apportionment, and adjusting out $9.8 million of tax expense from non-deductible stock-based compensation. For nine months ended September 30, 2024, these primarily relate to recognizing $45.1 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $13.0 million of tax expense from non-deductible stock-based compensation, and adjusting out $1.8 million of tax expense from the effects of changes in state tax law and apportionment. We believe the exclusion of these adjustments provides investors with useful information about the Company’s underlying results and trends, allowing them to better understand and compare net income (loss) related to ongoing operations and the related current and deferred income tax expense.
Adjusted Net Income for the three months ended September 30, 2025 was $95.0 million compared to $103.7 million, representing a decrease of $8.7 million, or 8%, relative to the three months ended September 30, 2024. This decrease was primarily due to higher income tax expense and increased interest expense.
Adjusted Net Income for the nine months ended September 30, 2025 was $263.0 million compared to $270.2 million, representing a decrease of $7.2 million, or 3%, relative to the nine months ended September 30, 2024. This decrease was primarily due to higher income tax expense and increased interest expense.
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

The following table presents a reconciliation of Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income (GAAP)	$38.7	$23.8	$89.5	$14.5
Provision for income taxes	17.7	11.1	63.5	25.3
Interest expense, net	11.5	9.6	32.0	29.5
Loss on debt modification and extinguishment	—	—	—	0.7
Depreciation expense(1)	8.2	6.3	21.6	17.3
Amortization of acquired technology	9.4	9.6	28.3	28.7
Amortization of other acquired intangibles	5.2	5.4	15.7	16.2
Other income, net(2)	(0.4)	(1.0)	(13.5)	(3.5)
Equity-based compensation expense	29.9	36.6	89.2	104.2
Restructuring and transaction-related expenses(3)	4.7	16.8	15.2	67.0
Litigation settlement(4)	1.0	(0.2)	3.4	30.0
Adjusted EBITDA (Non-GAAP)	$125.9	$118.0	$344.9	$329.9
__________________
(1)The nine months ended September 30, 2025 and three and nine months ended September 30, 2024 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 5 - Property and Equipment and Note 13 - Leases in our 2024 Form 10-K for further information.
(2)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For three and nine months ended September 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. For the three and nine months ended September 30, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of service	$0.5	$1.3	$1.2	$2.1
Sales and marketing	1.6	4.2	4.6	7.2
Research and development	1.0	1.3	4.8	2.6
General and administrative	1.6	10.0	4.6	55.1
Total restructuring and transaction-related expenses	$4.7	$16.8	$15.2	$67.0
(4)Represents charges associated with certain legal settlements. For the three and nine months ended September 30, 2024, these charges are related to costs incurred due to the Class Actions.
Adjusted EBITDA for the three months ended September 30, 2025 was $125.9 million compared to $118.0 million, representing an increase of $7.9 million, or 7%, relative to the three months ended September 30, 2024. This increase was primarily due to increased revenue partially offset by increased hosting and infrastructure expense, technology expense, and payroll tax and benefits expense.

Adjusted EBITDA for the nine months ended September 30, 2025 was $344.9 million compared to $329.9 million, representing an increase of $15.0 million, or 5%, relative to the nine months ended September 30, 2024. This increase was primarily due to charges incurred in the comparative period related to a change in the accounting estimate of collectability of accounts receivable, and higher revenue in the current period, mostly offset by increased employee compensation expense, technology expense, hosting and infrastructure expense, and payroll tax and benefits expense.
Liquidity and Capital Resources
As of September 30, 2025, we had $124.8 million of cash and cash equivalents, $10.2 million of short-term investments, $0.5 million of long-term investments, and $150.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We generally invoice our subscription customers for services annually, semi-annually, or quarterly in advance of delivery. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2025, we had unearned revenue of $431.9 million, of which $429.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$321.9	$260.4
Net cash provided by (used in) investing activities	(71.1)	36.8
Net cash used in financing activities	(265.4)	(596.8)
Net decrease in cash, cash equivalents, and restricted cash	$(14.6)	$(299.6)

Cash flows from operating activities
Net cash provided by operating activities was $321.9 million for the nine months ended September 30, 2025 as a result of net income of $89.5 million, adjusted by non-cash charges of $286.1 million and the net decrease in our operating assets and liabilities of $53.7 million. The non-cash charges are primarily comprised of equity-based compensation of $89.2 million, amortization of deferred commission costs of $66.5 million, depreciation and amortization of $66.1 million, and a decrease in deferred tax assets of $59.0 million. The net change in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $54.7 million and a decrease in unearned revenue of $46.1 million, as well as a decrease in accounts receivable of $53.2 million.
Net cash provided by operating activities was $260.4 million for the nine months ended September 30, 2024 as a result of net income of $14.5 million, adjusted by non-cash charges of $335.5 million and the net change in our operating assets and liabilities of $89.6 million. The non-cash charges are primarily comprised of equity-based compensation of $104.2 million, depreciation and amortization of $63.3 million, asset impairments and lease abandonment charges of $57.4 million, amortization of deferred commission costs of $49.5 million, provision for bad debt expense of $39.3 million, a decrease in deferred tax assets net of deferred tax liabilities of $11.0 million, and TRA remeasurement of $9.9 million. The net change in operating assets and liabilities was primarily the result of a decrease in accrued expenses and other liabilities of $64.7 million, an increase in deferred costs and other assets of $30.4 million, a decrease in unearned revenue of $22.6 million, an increase in prepaid and other current assets of $21.1 million, and a decrease in accounts payable of $17.6 million, partially offset by a decrease in accounts receivable of $69.7 million.
We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related cash costs. During the nine months ended September 30, 2025 and 2024, we incurred the following cash expenditures:

	Nine Months Ended September 30,
(in millions)	2025	2024
Interest paid in cash	$40.2	$39.6
Restructuring and transaction-related expenses paid in cash(1)	14.1	63.5
Integration costs and acquisition-related compensation paid in cash(2)	—	1.3
Litigation settlement payments(3)	3.2	30.0
__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the nine months ended September 30, 2025, these payments related primarily to employee severance and termination benefits payments and Waltham Lease Restructuring charges. For the nine months ended September 30, 2024, these payments related primarily to Waltham lease restructuring charges.
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

Cash flows from investing activities
Net cash used in investing activities for the nine months ended September 30, 2025 was $71.1 million, primarily consisting of purchases of property and equipment and other assets of $59.7 million and purchases of investments of $14.2 million.
Net cash provided by investing activities for the nine months ended September 30, 2024 was $36.8 million, primarily consisting of maturities of investments of $82.2 million, as well as purchases of property and equipment and other assets of $41.5 million and payments of initial direct costs of $3.4 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash flows from financing activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $265.4 million and comprised of payments relating to the repurchase of common stock of $331.3 million, TRA payments of $23.1 million, payments of taxes related to net share settlement of equity awards of $6.6 million, and repayment of debt of $4.4 million, as well as proceeds from revolving credit loans of $100.0 million.
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
Debt Obligations
As of September 30, 2025, the aggregate balance of $100.0 million under the First Lien Revolver is due, in its entirety, at the contractual maturity date of February 28, 2028. As of September 30, 2025, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears. As of September 30, 2025, the Company has a remaining balance of $583.6 million with respect to its First Lien Term Loan. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate initial outstanding amount as of the latest amendment, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The First Lien Term Loan has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 0.75% for Base Rate loans or 1.75% for SOFR loans. The effective interest rate on the first lien debt was 6.16% and 6.56% as of September 30, 2025 and December 31, 2024, respectively.
The First Lien Revolver, which has $100.0 million outstanding as of September 30, 2025, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio. The effective interest rate on the First Lien Revolver was 6.53% as of September 30, 2025. There was no outstanding balance under the First Lien Revolver as of December 31, 2024.

Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the twelve months ended September 30, 2025 was $467.3 million. Our total net leverage ratio to Adjusted EBITDA as of September 30, 2025 was 2.6x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,333.6
Less: Cash, cash equivalents, and investments	135.5
Net contractual maturity of outstanding indebtedness	$1,198.1
Trailing Twelve Months (TTM) Adjusted EBITDA	$467.3
Total net leverage ratio to Adjusted EBITDA	2.6x
Our Consolidated First Lien Net Leverage Ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash, cash equivalents and investments (as applicable), divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the twelve months ended September 30, 2025 was $490.7 million. Our Consolidated First Lien Net Leverage Ratio as of September 30, 2025 was 1.1x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$683.6
Less: Cash and cash equivalents, and investments	135.5
Net contractual maturity of First Lien indebtedness	$548.1
Trailing Twelve Months (TTM) Cash EBITDA	$490.7
Consolidated First Lien Net Leverage Ratio	1.1x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Cash EBITDA. Cash EBITDA for the twelve months ended September 30, 2025 was $490.7 million. Our total net leverage ratio to Cash EBITDA as of September 30, 2025 was 2.4x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,333.6
Less: Cash, cash equivalents, and investments	135.5
Net contractual maturity of outstanding indebtedness	$1,198.1
Trailing Twelve Months (TTM) Cash EBITDA	$490.7
Total net leverage ratio to Cash EBITDA	2.4x

Trailing Twelve Months as of
(in millions)	September 30, 2025
Net income (GAAP)	$104.1
Provision for income taxes	40.4
Interest expense, net	41.8
Depreciation expense(1)	28.2
Amortization of acquired technology	37.8
Amortization of other acquired intangibles	21.1
Other loss, net(2)	16.1
Equity-based compensation expense	123.0
Restructuring and transaction-related expenses(3)	49.8
Litigation settlement(4)	5.1
Adjusted EBITDA (Non-GAAP)	$467.3
Unearned revenue adjustment	12.6
Cash rent adjustment	10.2
Other lender adjustments	0.6
Cash EBITDA (Non-GAAP)	$490.7
__________________
(1)Amounts for the trailing twelve months ended September 30, 2025 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 5 - Property and Equipment and Note 13 - Leases in our 2024 Form 10-K.
(2)Primarily represents revaluations on TRA liability and investment income.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended September 30, 2025, this expense related primarily to lease restructuring, impairment and abandonment charges and employee severance and termination benefits.
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
Capital Expenditures
Capital expenditures increased by $18.2 million, or 44%, to $59.7 million for nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as a result of increased capitalization of internal use developed software and increased expenditures related to new facilities.

Tax Receivable Agreements
For information related to our TRA, refer to Note 16 - Tax Receivable Agreements in our 2024 Form 10-K.
As of September 30, 2025, the Company had a liability of $2,725.1 million related to its projected obligations under the TRA. During the nine months ended September 30, 2025 and 2024, $23.1 million and $31.6 million, respectively, was paid to TRA Holders pursuant to the TRA.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on both our First Lien Term Loan and First Lien Revolving Credit Facility, which bear a variable interest rate based on SOFR. As of September 30, 2025, the total principal balance outstanding was $683.6 million. We have implemented a hedging strategy to mitigate the interest rate risk on our First Lien Term Loan by entering into certain derivative instruments (refer to Note 7 - Derivatives and Hedging Activities of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of September 30, 2025, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of September 30, 2025, all cash flow hedging relationships are designated as accounting hedges.
Foreign Currency Exchange Rate Risk
To date, our sales contracts have primarily been denominated in U.S. dollars. We have foreign entities established in Israel, Canada, the United Kingdom, Ireland, and India. The functional currency of these foreign subsidiaries is the U.S. dollar. A stronger U.S. dollar could make our solution more expensive outside the United States and therefore reduce demand, while a weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of currency fluctuations.
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

Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade and other receivables. We hold cash with reputable financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with multiple high-quality financial institutions and periodically evaluating the credit quality of those institutions. The carrying value of cash approximates fair value.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs (in millions)
July 2025	2,501,095	$10.32	2,501,095	$370.4
August 2025	4,086,919	10.13	4,086,405	329.0
September 2025	1,695,759	11.45	1,695,544	309.6
Total	8,283,773		8,283,044
__________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB phantom units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2025, the Board authorized an additional $500.0 million bringing the aggregate total authorizations as of September 30, 2025 to $1.6 billion. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	10-Q filed October 30, 2023	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
†10.1	Employment Agreement dated August 1, 2025, between the Company and M. Graham O’Brien	10-Q filed August 4, 2025	001-39310	10.2
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Management contract or compensatory plan or arrangement.
* The certifications attached as Exhibit 32.1, which accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ZoomInfo Technologies Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZOOMINFO TECHNOLOGIES INC.

By:	/s/ M. Graham O’Brien
Name: M. Graham O’Brien Title: Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)
Date: November 3, 2025