Form 10-K
period 2025-12-31
ZoomInfo Technologies Inc.
filed 2026-02-12
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $2.9 billion, based on the closing price per share of common stock on such date of $10.12 as reported on the Nasdaq Global Select Market.
As of January 31, 2026, there were 305,294,644 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders of ZoomInfo Technologies Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this report.

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
•“Blocker Companies” refers to certain Pre-IPO Owners that held equity units of ZoomInfo Holdings that are taxable as corporations for U.S. federal income tax purposes.
•“Exchange Tax Receivable Agreement” refers to the Tax Receivable Agreement, and amendments thereto, entered into with certain Pre-IPO Owners that held equity units of ZoomInfo Holdings.
•“HoldCo Units” refers to the class of units of ZoomInfo Intermediate Holdings.
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
▪Certain Pre-IPO Owners acquired interests in ZoomInfo Intermediate Holdings as a result of the merger of an entity that held equity units of ZoomInfo Holdings on behalf of such Pre-IPO Owners into ZoomInfo Intermediate Holdings and the redemption of such units of ZoomInfo Holdings pursuant to which such holders received equity units of ZoomInfo Intermediate Holdings; and

▪The limited liability company agreement of each of ZoomInfo Holdings and ZoomInfo Intermediate Holdings was amended and restated to, among other things, modify their capital structure by reclassifying the interests held by the Pre-IPO Owners that held equity units of ZoomInfo Holdings, certain Pre-IPO Owners who continued to hold Class P units of ZoomInfo Holdings following the Reorganization Transactions and the IPO, and the Pre-IPO Owners of equity units of ZoomInfo Intermediate Holdings, resulting in equity units of ZoomInfo Holdings, Class P units (including, without limitation, any of such units indirectly held) of ZoomInfo Holdings, and equity units of ZoomInfo Intermediate Holdings, respectively (such reclassification, the “Reclassification”).
•“Sponsors” refers collectively to investment funds associated with TA Associates, The Carlyle Group, and 22C Capital LLC and its predecessors.
•“Tax Receivable Agreements” or “TRA” or “TRAs” refers collectively to the Exchange Tax Receivable Agreement and the Reorganization Tax Receivable Agreement.
•“ZoomInfo Intermediate Holdings” refers to ZoomInfo Intermediate Holdings LLC, a Delaware limited liability company, and a direct subsidiary of ZoomInfo Intermediate Inc., prior to its merger with and into ZoomInfo Intermediate Inc., in August 2021.
•“ZoomInfo Holdings” refers to ZoomInfo Holdings LLC, a Delaware limited liability company, and a direct subsidiary of ZoomInfo Technologies Inc. and ZoomInfo Intermediate Inc.
•“ZoomInfo Intermediate” refers to ZoomInfo Intermediate Inc., a Delaware corporation, and a direct subsidiary of ZoomInfo Technologies Inc.
•“ZoomInfo Tax Group” refers to, collectively, ZoomInfo Technologies Inc. and any member of its affiliated, consolidated, combined, or unitary tax group.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. This Form 10-K contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Form 10-K, including in the sections entitled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. In some cases, you can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “trend,” “will,” “would” or the negative version of these words or other comparable words.
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
A summary of some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Form 10-K, is provided below under “Risk Factor Summary.” These factors should not be construed as exhaustive and should be read in conjunction with this Form 10-K and our other filings with the Securities and Exchange Commission (“SEC”), including the other cautionary statements that are included herein or therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. You should not place undue reliance on our forward-looking statements.
Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.
Risk Factor Summary
We are subject to various risks that could have a material adverse effect on our business, financial condition, results of operations or cash flows. The following is a summary of the principal factors that make investing in our securities risky and may cause our actual results to differ materially from historical results and those expressed in forward-looking statements included in this Form 10-K, or otherwise made by us or on our behalf, in filings with the SEC, press releases, communications with investors and oral statements. The risks and uncertainties described below are not the only ones we face. It is not possible to predict or identify all such factors. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. Further, because the following is only a summary of the principal risks that may have a material adverse effect on our business, financial condition, results of operations and cash flows, the following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in Part I, Item 1A in this Form 10-K.

Risks Related to Our Business and Industry
•Our current and potential customers may reduce spending on sales, marketing, recruiting and other technology and information as a result of weaker economic conditions, which could harm our revenue, results of operations, and cash flows;
•We may be unable to attract new customers, renew existing subscriptions, expand subscriptions of current customers, and collect revenue from our customers, which could harm our revenue growth, cash flows, and profitability;
•If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our products and services, which would have a material adverse effect on our business, results of operations, and financial condition;
•Other technology companies, including various small and medium-sized businesses who focus on B2B sales and marketing intelligence, have become, and larger and better-funded companies with significant resources may shift their existing business models to become, more competitive with us;
•We experience competition from other companies and technologies that allow businesses to gather and aggregate sales, marketing, recruiting, and other data, and we may in the future face competition from prominent large-language-model (LLM) providers and generative AI companies, and any of their competing products and services could provide greater appeal to our customers;
•Our business is, and the markets in which we compete are, rapidly evolving, including with respect to AI and AI-enabled products, which make it difficult to forecast demand for our services and achieve an optimal resource allocation strategy, as we may not be able to effectively monetize our AI investments;
•Our platform integrates or otherwise works with third-party systems that we do not control;
•Our business could be negatively affected by changes in search engine algorithms, including search engine optimization (SEO), artificial intelligence optimization (AIO), and other traffic-generating arrangements and dynamics;
•We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract, integrate, and retain these and other highly skilled employees could harm our business;
•If we fail to maintain, upgrade, or implement adequate operational and financial resources, including our IT systems, we may be unable to execute our business plan;
•As we acquire and invest in companies or technologies, we may not realize expected business or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our business, results of operation, and financial condition; and
•Sustainability and related reporting obligations, expose us to risks that could adversely affect our reputation and performance
Risks Related to Privacy, Technology, and Security
•Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services;
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
•Investing in our AI capability introduces risks, which, if realized, could adversely impact our business;
v

•Our customers or unauthorized parties could use our products and services in a manner that is contrary to our values or applicable law, which could harm our relationships with consumers, customers, or employees or expose us to litigation or harm our reputation;
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
•Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of SOX could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business;
•Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales and renewals are not immediately reflected in full within our results of operations;
•We anticipate increasing operating expenses in the future, and we may not be able to maintain profitability;
•We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;
•We have a substantial amount of debt, which could adversely affect our financial condition and our ability to raise additional capital and prevent us from fulfilling our obligations;
•We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful;
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
•Changes in tax laws or regulations applicable to our business, including for example, the enactment of the One Big Beautiful Bill Act on July 4, 2025, have in the past, and may in the future, result in a material adverse effect on our results of operations, cash flows and financial condition; and
•Our results of operations may be adversely affected if we are required to collect sales or other related taxes for purchases of our products and services in jurisdictions where we have not historically done so.

Risks Related to Geopolitical and Macroeconomic Factors
•Operations and sales outside the United States expose us to risks inherent in international operations; and
•Global economic uncertainty and catastrophic events, including global pandemics, continued hostilities between Russia and Ukraine, and Israel and Hamas, as well as other geopolitical conflicts, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.
Risks Related to Our Organizational Structure
•ZoomInfo Technologies Inc. is a holding company, its only material assets are its interests in ZoomInfo Intermediate Inc. and ZoomInfo Holdings LLC, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from ZoomInfo Intermediate Inc. and its subsidiaries to pay taxes, make payments under the Tax Receivable Agreements, and pay dividends;
•ZoomInfo Technologies Inc. is required to pay our Pre-IPO Owners for most of the benefits relating to any additional tax deductions and tax attributes that we may claim as a result of the ZoomInfo Tax Group’s share of existing tax basis acquired in the IPO and increases in its share of existing tax basis, including tax basis received in connection with sales or exchanges of units of ZoomInfo Holdings LLC that occurred after the IPO;
•In certain cases, payments under our Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits the ZoomInfo Tax Group realizes in respect of the tax attributes subject to such agreements; and
•The acceleration of payments under our Tax Receivable Agreements in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our common stock.

Risks Related to the Ownership of Our Common Stock
•Certain parties to our stockholders agreement continue to have influence over us, and their interests may conflict with ours or yours in the future; and
•Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.
Website Disclosure
The Company intends to use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website. Accordingly, we encourage investors and other persons interested in ZoomInfo to monitor the investor relations portion of our website at https://ir.zoominfo.com and to follow our press releases, SEC filings, and public conference calls and webcasts (which are not incorporated herein or otherwise a part of this Form 10-K). In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations page at https://ir.zoominfo.com. The information on or that can be accessed through our website is not incorporated herein or otherwise a part of this Form 10-K, and the inclusion of our website address is an inactive textual reference only.

Industry and Market Data
References to the Company being a leader in a market or product category, and the Company’s total addressable market size, refer to our belief that we have a leading market share position in each specified market and certain beliefs that we have about our market, respectively, unless the context otherwise requires, which are based upon our own analyses, industry and general publications, surveys and studies conducted by third parties, as the case may be. Industry and general publications, studies and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information, or the information that we have formulated based upon our own analysis is not guaranteed. The Company and/or these third parties may, in the future, alter the manner in which surveys and studies regarding the markets in which the Company operates are conducted. As a result, you should carefully consider the inherent risks and uncertainties associated with statements relating to industry and market positioning contained in this Form 10-K, including those discussed in Part I, Item 1A. “Risk Factors”.

PART I
ITEM 1. BUSINESS
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations, and recruiting teams. Our go-to-market intelligence platform empowers businesses with AI-ready insights, trusted data, agent-assisted selling and advanced automation providing sales, marketing, operations, and recruiting professionals accurate information and insights on the organizations and professionals they target. This enables our customers to shorten sales cycles and increase win rates by empowering sellers, marketers, and recruiters to efficiently deliver the right message to the right person at the right time in the right way.
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
We are able to deliver high-quality intelligence at scale by leveraging an artificial intelligence (“AI”) and machine learning (“ML”) powered engine that gathers billions of data points about companies and contact information from millions of sources and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people. This data engine along with our team of research analysts and data scientists enrich our platform by providing deep insights. Our customers access insights directly in our platform and can also integrate our data and insights directly into their CRM system or sales and marketing automation systems, to improve their existing go-to-market processes.
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

This 360-degree view of key business insights provides our users with a detailed understanding of their customers and prospects, and coupled with our analytics, shortens sales cycles and increases win rates by enabling sellers, marketers, and recruiters to deliver the right message, to the right person, at the right time, in the right way. Our intelligence is kept up-to-date in real time. This is accomplished through a combination of robust systems and processes leveraging AI, ML, and our proprietary human-in-the-loop approach.
Our Data Engine
We deliver high-quality intelligence at scale by leveraging an AI and ML-powered engine that gathers data from millions of sources and standardizes, matches to entities, verifies, cleans, and applies the processed data to companies and people. We aggregate and extract distinct types of data, such as revenue, locations, technologies, keywords, contact information, including email addresses, titles, and phone numbers, and many others, from millions of public and proprietary sources. Our evidence-based ML algorithm scores, ranks, and makes determinations about these billions of data points each week. To help train our AI and ML technologies and augment our contributory network, we have a team of research analysts and data scientists with deep expertise in cleaning business-to-business data. This human-in-the-loop team plays a strategic role, focusing on quality assurance and addressing data and intelligence gaps that technology alone cannot solve. We have processes in place to use our research team to tag anomalies in data, review data pieces that require additional manual verification, identify patterns to transform this understanding into algorithms, and identify methods to automate data gathering. We are able to provide a contractual guarantee of the accuracy of certain data points as a result of our focus on quality.
Our Competition
We believe there are currently no competitors who offer a sales, marketing, operations, and recruiting intelligence platform as comprehensive as ours. We are able to provide revenue improvement; accurate and comprehensive data coverage; unique data points to leverage insights; and a platform that can be integrated and automated with a variety of CRM, marketing, operations, or recruiting platforms. In limited circumstances, we will see other vendors that focus on specific use-cases, niche end-markets, or leveraging legacy and/or inaccurate data sets try to compete in potential deals. These potential competitors include LinkedIn Sales Navigator, D&B Hoovers, and TechTarget, as well as prominent large-language-model (LLM) providers and generative AI companies who may incorporate business contact information and intelligence into their platforms.

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
We believe we compete favorably across these factors. For additional information regarding the competitive business conditions we face, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

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
For more information, please read “Risk Factors – Risks Related to Privacy, Technology, and Security - Changes in laws, regulations, and public perception concerning data privacy, or changes in the patterns of enforcement of existing laws and regulations, could impact our ability to efficiently gather, process, update, and/or provide some or all of the information we currently provide or the ability of our customers and users to use some or all of our products or services” in Part I, Item 1A of this Form 10-K.

Human Capital
As of December 31, 2025, we had 3,180 employees, consisting of 662 in cost of service, 1,370 in sales and marketing, 763 in research and development, and 385 in general and administrative. Of these, 72% of our employees were located in North America, while 9%, 16%, 3%, were located in the Middle East, Asia, and Europe, respectively.
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
We have publicly committed to the California Equal Pay Pledge, ensuring that fair and equitable pay, regardless of race or gender, is a normal business imperative. We are also signatories of the Anti-Defamation League's Pledge to Fight Antisemitism.
As of December 31, 2025, approximately 28% of our U.S. workforce self-identified in one or more of the following groups: Black or African American, Hispanic or Latinx, Asian, Native American or Alaska Native, Native Hawaiian or Pacific Islander, or Two or More Races or Ethnicities. In addition, 32% of the Company’s U.S. workforce identified as female, and less than 1% identified as not specified.
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
We believe that in-person connections are fundamental to cross-functional partnerships, driving innovation, facilitating professional growth, and establishing critical relationships. We have adopted a hybrid model, which allows employees who are assigned to an office to split their time between working at the office and at home.
Training and Development
Ensuring our employees have access to development opportunities and understand how to grow their careers at ZoomInfo is a key tenet of our talent and engagement practices. As part of our efforts, we invest in robust learning offerings for all employees, consisting of both online courses and live training on a variety of topics (with targeted learning programs for individual contributors and leaders). To enable continuous development, growth, and recognition, we also run a comprehensive annual performance and talent review process, which enables professional development of our employees to drive their professional development in a way that also aligns with our company objectives and values.

Available Information
Our primary website address is https://www.zoominfo.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings with the SEC, and all amendments to these filings, can be obtained free of charge from our website at http://ir.zoominfo.com/financial-information/sec-filings or by contacting our Investor Relations department at our office address listed above following our filing of any of these reports with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended solely as inactive textual references.
ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below. The risks described herein are not the only risks we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, results of operations or cash flows. You should carefully review the information provided in this section before making an investment in our common stock.
Risks Related to Our Business and Industry
Our current and potential customers may reduce spending on sales, marketing, recruiting and other technology and information as a result of weaker economic conditions, which could harm our revenue, results of operations, and cash flows.
Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information for sales, marketing, and recruiting professionals, which depends in part on the amount of spending allocated by our customers or potential customers for professionals engaged in such activities. This spending depends on various factors, including, but not limited to, macroeconomic and geopolitical conditions. Accordingly, the effect of significant macroeconomic and geopolitical downturns, including falling demand for a variety of goods and services, inflation (including wage inflation), labor market constraints, fluctuating or uncertain interest rates, liquidity constraints, volatility in credit, equity, and foreign exchange markets, bankruptcies, global pandemics, wars, trade tensions, and catastrophic events, could impact the demand for and use of our products. Market volatility, decreased consumer confidence, and diminished growth expectations in both the U.S. and global economy as a result of the foregoing events, or other unforeseen events, may affect the rate of information technology (“IT”) spending and adversely affect our current and potential customers’ ability or willingness to renew or expand subscriptions or purchase our services, delay prospective customers’ purchasing decisions and thereby elongate our sales cycles, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. Weaker economic conditions can result in customers seeking to utilize free or lower-cost information or services that are available from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, elongated sales cycles resulting in delays and increased sales costs, or non-renewal at the end of a contract term.
In addition, as part of our growth strategy, we will continue to focus on expanding our enterprise customer base, which presents additional risks and challenges, including, but not limited to, longer and more complex average sales cycles and significant investments in sales talent, product capabilities, and operational infrastructure. Further, if the overall demand for and use of technology and information for sales, marketing, and recruiting professionals declines, or if there is a general decline of macroeconomic conditions, our revenue and cash flows may decline or grow less quickly than anticipated, which could have a material adverse effect on our business, financial condition, and results of operations.

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
Numerous factors may impede our ability to add new customers, renew and grow existing customer subscriptions, and collect revenue from our customers, including, but not limited to, our ability to continually enhance and improve our platform and the features, integrations, and capabilities we offer, and to introduce compelling new features, integrations, and capabilities to our products and services; our customers’ creditworthiness and our ability to timely manage the collection of accounts receivable; our ability to maintain our strong brand recognition and reputation as a leader in modern go-to-market software, data, and intelligence; our failure to attract and effectively train new sales and marketing personnel despite increasing our sales efforts; our failure to retain and motivate our current sales and marketing personnel; our ability to develop or expand relationships with partners; our failure to provide quality customer experience, including our ability to provide effective training and educational support to enable our customers to maximize the utility of our platform; customer consolidation or decreases in the number of users at the organization; our pricing or pricing structure; the pricing or capabilities of the products and services offered by our competitors; failure to diversify our customer base across industries, geographies and among enterprise, mid-market, and small business customers; failure to expand our sales and operations outside the United States, or if we experience challenges expanding or operating internationally; or our ability to ensure the effectiveness of our go-to-market programs. Additionally, in 2024, we deployed a new business risk model to flag and require upfront pre-payment from prospects at the greatest risk of non-payment. While this model is intended to mitigate the risk of non-payment and reduce future write-offs, it could limit our total addressable market by excluding potential customers. If our model inaccurately assesses risk or fails to properly balance risk mitigation with growth opportunities, our financial performance and competitive position may be adversely affected. Additionally, as we strive to continue to expand both our existing and prospective enterprise customer base across various industries, such efforts require increasingly sophisticated and costly sales and account management efforts targeted at senior management and other personnel. Further, sales to enterprise customers often require longer sales cycles. If our efforts to sell to organizations are not successful, do not generate additional revenue, or require longer periods to realize revenue, then our business will suffer. If customers do not renew their subscriptions or renew on less favorable terms, including, but not limited to, price compressions, or fail to add more users, if we fail to expand subscriptions of existing customers, or if we fail to collect on our accounts receivable, our revenue and cash flows may decline or grow less quickly than anticipated, which would harm our business, results of operations, and financial condition.

If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our products and services, which would have a material adverse effect on our business, results of operations, and financial condition.
Our success depends on our customers’ confidence in the depth, breadth, and accuracy of our data. The task of establishing and maintaining accurate data is challenging and expensive. The depth, breadth, and accuracy of our data differentiates us from our competitors. Our standard contract with customers includes a quality guarantee pursuant to which a customer would have the right to terminate its subscription and we could be obligated to reimburse certain payments if the accuracy of our data were to fall below a certain threshold. If our data, including the data we obtain from third parties and our data extraction, cleaning, and insights, is not current, accurate, comprehensive, or reliable, or is otherwise actually, or perceived to be, of a lower standard than our competitors, it would increase the likelihood of negative customer experiences, which in turn would reduce the likelihood of customers renewing or upgrading their subscriptions and harm our reputation, making it more difficult to obtain new customers. In addition, if we are no longer able to maintain our high level of accuracy, we may face reimbursement or legal claims by our customers which could have an adverse effect on our business, results of operations, and financial condition.
We also have a number of sources contributing to the depth, breadth, and accuracy of the data on our platform, including our contributory network. We provide a “freemium” product, ZoomInfo Lite, which provides users with a set amount of monthly credits to use to access our contact data and, if the user elects, they may also participate in our contributory network in order to receive additional monthly credits. Similarly, many of our paying customers participate in our contributory network to improve the quality of the data within their CRM and similar systems. ZoomInfo Lite users may cease to participate in our contributory network. Our paying customers, including those who have migrated from ZoomInfo Lite, may elect not to participate for various reasons, including their sensitivity to sharing information within our contributory network or their determination that the benefits from sharing do not outweigh the potential harm from sharing. If we are not able to attract new participants or maintain existing participants in our contributory network, our ability to effectively gather new data and update and maintain the accuracy of our database could be adversely affected. Additionally, state laws currently in effect and those coming into effect in 2026, as well as other legal and regulatory changes are making, or will make, it easier for individuals to opt-out of having their personal data collected and processed. Although we already honor opt-out requests globally, such legal and regulatory changes could increase public awareness of this option, resulting in higher opt-out rates. Further, certain third-party intermediaries have emerged with services that enable individuals to opt out of their personal data being collected at scale (i.e., from multiple platforms, including ours). Consequently, our ability to grow our business may be harmed and our results of operations and financial condition could suffer.
Other technology companies, including various small and medium-sized businesses who focus on B2B sales and marketing intelligence, have become, and larger and better-funded companies with significant resources may shift their existing business models to become, more competitive with us.
Technology companies, including those that operate in related industries, such as CRM, business software, or advertising, including Salesforce, Oracle, Google, or Microsoft/LinkedIn, may choose to compete with us in the B2B sales and marketing intelligence space, and in such an event, would have access to greater resources and benefit from greater brand recognition. We cannot anticipate how rapidly such a potential competitor could create products or services that would take significant market share from us or even surpass our products or services in quality. If a large, well-funded competitor entered our space, it could reduce the demand for our products and services and reduce the amount we could demand for subscription renewals or upgrades from existing customers, and the amount we could demand from new subscribers to our products and services, reducing our revenue and profitability.

In addition, many of our potential competitors, particularly those with greater financial and operating resources, including larger sales and marketing budgets, as well as small and medium-sized businesses who focus on B2B sales and marketing intelligence, may have the ability to respond more quickly and effectively to new or changing opportunities, technologies, such as AI and ML, standards or customer requirements. Many of our potential competitors may have established relationships with independent software vendors, partners, and customers, greater customer experience resources, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical, and other resources. New competitors, mergers and acquisitions in the technology industry, or alliances among competitors may emerge and rapidly acquire significant market share due to these or other factors. Companies resulting from these possible consolidations may create more compelling product offerings and be able to offer more attractive pricing options, making it more difficult for us to compete effectively. As a result, even if our products and services are more effective than the products and services that our competitors offer, potential customers might select competitive products and services in lieu of our services.
In addition, existing and potential competitors in our industry may be able to offer more flexible pricing models that better align with the actual usage and realized value obtained by customers, including pay-as-you-go models or other bespoke pricing packages, that may be more desirable for small and mid-market customers who are more likely to be affected by budget constraints. Further, as AI-powered agents become more sophisticated, individual users may become substantially more productive, enabling customers to achieve similar outcomes with fewer seats accessing our platform. This AI-driven seat compression could result in customers reducing seat counts at renewal, negatively impacting our revenue even as they derive equal or greater value from our products and services.
Any of the foregoing risks could impact the demand for our products and services, and our ability to renew and/or grow our customer base, which could have an adverse effect on our business, results of operations, and financial condition.
We experience competition from other companies and technologies that allow businesses to gather and aggregate sales, marketing, recruiting, and other data, and we may in the future face competition from prominent large-language-model (LLM) providers and generative AI companies, and any of their competing products and services could provide greater appeal to our customers.
The market for sales, marketing, and recruiting technology and data requires continuous innovation. Our industry is highly competitive, rapidly evolving, and fragmented. There are low barriers to entry, shifting customer needs and strategies, and frequent introductions of new technologies and of new products and services. Many prospective customers have invested substantial resources to implement, and gained substantial familiarity with, competing solutions, and therefore may be reluctant or unwilling to migrate from their current solution to ours. Many prospective customers may not appreciate differences in quality between our products and services and those of lower-priced competitors, and many prospects and current customers may not learn the best ways to use our products and services, making them less likely to obtain them or renew their subscriptions. New technologies and products may be or become better or more attractive to current or prospective customers than our products and services in one or more ways. Many current or prospective customers may find competing products or services more attractive, and many may choose or switch to competing products even if we do our best to innovate and provide superior products and services.

Our current competitors include:
•free online and offline sources of information on companies and business professionals, including government records, telephone books, company websites, and open online databases of business professionals, such as LinkedIn;
•our current and potential customers’ internal and homegrown business contact databases;
•third-party sales and marketing data providers, including platforms that offer integration with predictive analytics and customer data or sales and marketing vendors, which may specialize in appointment setting, online ad targeting, email marketing, or other outsource go-to-market functions;
•vendors of sales automation, conversation or other artificial intelligence, and chat software;
•providers of third-party company attributes, technology attributes, and business contact information;
•providers of online content consumption data for predictive sales and marketing analytics; and
•user-based networks of companies and/or business professionals.
In addition, the rapid advancement and widespread adoption of LLMs and generative AI technologies could result in new competitors in our industry. Prominent LLM providers and other leading generative AI companies, are developing increasingly sophisticated AI capabilities, and such technologies may incorporate business contact information, company intelligence and market insights directly into their models or make such data readily accessible through AI-enabled tools at substantially lower costs than our products and services, or even at no incremental cost to their end users. These LLM providers may aggregate and synthesize publicly available data sources, licensed datasets, or user-contributed information to generate business intelligence that overlaps with or competes directly with our products and services. As LLM capabilities improve, the quality, accuracy, and comprehensiveness of the business data they provide may approach or match levels that customers find acceptable for their go-to-market activities.
These risks could be exacerbated by weak macroeconomic and uncertain geopolitical conditions (including due to global pandemics or such as those related to the Russia-Ukraine war, and the conflict between Israel and Hamas, including after giving effect to the October 2025 Gaza Peace Plan, as well as related and other conflicts due to rising tensions in the Middle East and South America, including with respect to Iran, and U.S. relations with members of the European Union and Venezuela) and lower customer spending on sales and marketing. Weakened macroeconomic and uncertain geopolitical conditions could also disproportionately increase the likelihood that any given current or prospective customer would choose a lower-price alternative even if our products or services are superior. Some current and potential customers, particularly large organizations, have elected in the past, and may elect in the future, to rely on internal and homegrown databases, develop, or acquire their own software, programs, tools, and internal data quality teams that would reduce or eliminate the demand for our products and services.
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

Our business is, and the markets in which we compete are, rapidly evolving, including with respect to AI and AI-enabled products, which make it difficult to forecast demand for our services and achieve an optimal resource allocation strategy, as we may not be able to effectively monetize our AI investments.
The markets in which we compete are rapidly evolving, accordingly our future financial performance will depend in large part on the allocation of spending in traditional software as a service (“SaaS”) products and our ability to adapt to new market demands. In recent years and continuing through today, an increasing number of customers have been allocating their spending toward AI, ML, and generative AI capabilities. The SaaS market for artificial intelligence, machine learning, and generative AI workloads is expected to be an intensely competitive and rapidly evolving market, and our future financial performance may depend on our ability to adapt to, and capture new spending, in this market. However, our estimates of the market opportunity, including our forecast of the demand for our products and our ability to capture new spending, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. In addition, if the markets in which we compete experience a shift in customer demand, or if customers in these markets focus their new spending on, or shift their existing spending to, public cloud solutions or other solutions that do not interoperate with our solutions more quickly or more extensively than expected, our solutions may not compete as effectively, if at all.
Our increasing reliance on, and continued capital investments in, AI and ML technologies exposes us to additional risks and uncertainties. The development and deployment of AI capabilities, including our Copilot, GTM Workspace and GTM Studio products, as well as other AI-enabled features, involves complex technical challenges and substantial infrastructure investments. If our AI models produce inaccurate, biased, or unreliable outputs, or if we fail to properly train or maintain these models, it could harm our reputation and customer relationships. Additionally, the costs of AI infrastructure, including computing resources and specialized talent, may increase more rapidly than anticipated, potentially affecting our margins and profitability. While we aim to maintain leadership in AI-driven go-to-market solutions, the AI technology landscape is rapidly evolving and highly competitive, with both established companies and new entrants making significant investments in competing technologies.
In addition, in order to maintain our market-leading position in AI-driven go-to-market products and services, we have invested, and will continue to invest, in the AI-capabilities of our workforce. As a result of this strategy, we have made substantial capital investments and have committed significant resources, including engineering personnel, to build AI-capabilities and scale the infrastructure required to enable our workforce to utilize and integrate such capabilities into their workflows. However, despite our substantial investments in the AI-capabilities of our workforce, we may not realize an expected return if the products our teams develop do not generate sufficient customer demand or incremental revenue to justify the costs, or if the productivity improvements from our AI-capabilities do not offset the costs of building and maintaining AI-capable teams.
Therefore, if we are unable to meet the demands of a rapidly evolving market, including as it relates to our AI capabilities, if our estimates of the market opportunity, including our forecast of the demand for our products prove to be incorrect, or if our workforce is unable to achieve the expected gains in productivity or innovation, our revenue and cash flows may decline or grow less quickly than anticipated, and we may not be able to achieve a return on our investment in our AI and AI-enabled solutions, which could have a material adverse effect on our business, financial condition, and results of operations.
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

Third-party systems are constantly evolving, and it is difficult to predict with certainty the challenges that we may encounter in developing our platform for use in conjunction with such third-party systems, including as it relates to any deficiencies caused by, or originated from, such third-party systems. We may not be able to modify our integrations to assure compatibility with the systems of other third parties following any of their changes to their systems. Some operators of CRM and similar systems may cease to permit our access to, or the integration of our platform with, their systems. For example, if Salesforce were to refuse to permit our integration to access its APIs, this integration would not function, and our customers’ experience would be hampered. Accordingly, this could leave our customers without a convenient way to integrate our products and services with the CRM.
Our business could be negatively affected by changes in search engine algorithms, including search engine optimization (SEO), artificial intelligence optimization (AIO), and other traffic-generating arrangements and dynamics.
We historically relied heavily on internet search engines, such as Google, including through the purchase of SEO tools that leverage sales and marketing-related keywords and the indexing of our public-facing directory pages and other web pages, to generate a significant portion of the traffic to our website. Search engines frequently update and change the logic that determines the placement and display of results of a user’s search, and our competitors may implement certain search engine optimization efforts, such that the purchased or algorithmic placement of links to our website can be negatively affected. In addition, a significant amount of traffic is directed to our website through participation in pay-per-click and display advertising campaigns on search engines, including Google. Pricing and operating dynamics for these traffic sources can change rapidly, both technically and competitively. Moreover, a search engine could, for competitive or other purposes, alter its search algorithms or results, which could cause a website to place lower in search query results or inhibit participation in the search query results.
In addition, in recent years, customer behavior and traffic acquisition dynamics have shifted, and may continue to shift, due to the increasing adoption of AI-powered search experiences and LLM models that provide responses without directing users to third-party websites, which could reduce click-through rates and materially diminish the value of traditional SEO strategies. If we are unable to ensure that our products and services, as well as our website and brand, continue to be visible and utilized by AI-powered search experiences and LLM models, or if we are unable to address and capitalize on online traffic dynamics resulting from AIO strategies, we may experience reduced inbound lead volume, higher customer acquisition costs, and greater reliance on more expensive marketing channels that may be less efficient or scalable. Any sustained decline in inbound demand could adversely affect our pipeline, customer acquisition costs, and revenue growth.
If a major search engine or LLM model changes its algorithms or results in a manner that negatively affects our website’s search engine ranking or AIO placement, respectively, or if competitive dynamics impact the costs or effectiveness of SEO and/or AIO, marketing efforts relating to SEO and/or AIO strategies, or other traffic-generating arrangements in a negative manner, our business and financial performance would be adversely affected.
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

If the information we rely upon to run our business is found to be inaccurate or unreliable, if we fail to maintain or protect our IT systems and data integrity effectively, if we fail to develop and implement new or upgraded systems to meet our business needs in a timely manner, or if we fail to anticipate, plan for or manage significant disruptions to these systems, our competitive position could be harmed, we could have operational disruptions, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, have regulatory sanctions or penalties imposed or other legal problems, incur increased operating and administrative expenses, lose revenues as a result of a data privacy breach or theft of intellectual property or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.
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

Sustainability and related reporting obligations, expose us to risks that could adversely affect our reputation and performance.
U.S. and international regulators, investors and other stakeholders are increasingly focused on sustainability matters. We have established and publicly announced certain sustainability goals. Our ability to achieve any sustainability objective is subject to numerous risks, many of which are outside of our control. Examples of those risks include our ability to accurately track Scope 1, 2 and 3 greenhouse gas emissions, the evolving regulatory requirements affecting environmental and sustainability standards or disclosures and our ability to recruit, develop and retain diverse talent in our workforce. These statements reflect current plans and aspirations and are not guarantees that the Company will be able to achieve them. The failure to accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect our reputation, financial performance, and growth, and expose the Company to increased scrutiny from the investment community and enforcement authorities.
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
The business contact information and other data we collect and process are an integral part of our products and services. Regulators around the world have adopted or proposed requirements regarding the collection, use, transfer, security, storage, destruction, and other processing of personal data. Our products and services rely heavily on the collection and use of information to provide effective insights to our customers and users. In recent years, there has been an increase in attention to and regulation of data protection and data privacy across the globe, including the enactment of the GDPR, the United Kingdom’s transposition of GDPR into its domestic laws following Brexit in January 2021, India’s Digital Personal Data Protection Act passed in August 2023, the California Consumer Privacy Act as amended by the California Privacy Rights Act, and similar comprehensive privacy laws adopted in a growing number of other states (approximately twenty as of January 2026). For example, as a result of such initiatives aimed at data protection and data privacy, California established the Delete Request and Opt-out Platform (DROP) following the state’s enactment of the Delete Act SB 362, which launched on January 1, 2026, allowing consumers to submit a single deletion request to all registered data brokers, and other states, including New Hampshire, have already or are likely to adopt similar programs. Meanwhile, around the world there are ongoing discussions about how best to revise and modernize existing laws in jurisdictions such as Canada and Australia. Laws such as these give rise to an increasingly complex set of compliance obligations on us, as well as on many of our customers. These laws are not always uniform in the way they define and treat certain data types, including business-to-business data, biometric data, sensitive data, and we must often update our consumer notices and adapt our compliance programs to account for the differences between applicable laws. These laws can impose restrictions on our ability to gather personal data and provide such personal data to our customers, provide individuals with additional rights around their personal data, and place downstream obligations on our customers relating to their use of the information we provide.

Domestically, as members of the Republican Party now control both the White House and Congress, the national landscape has shifted. It is unclear whether members of Congress will have enough votes to pass a Federal privacy law and while AI remains a major topic of discussion in Congress, members of the Republican Party and the White House have indicated a pivot from comprehensive regulations in favor of fewer restrictions. In particular, on December 11, 2025, the Administration signed Executive Order 14365, “Ensuring a National Policy Framework for Artificial Intelligence”, that seeks to limit the ability of states to regulate AI under their existing legal frameworks, and to deter them from passing new AI laws. Pursuant to the Executive Order, the Administration has stated that it will seek to establish an AI Litigation Task Force which will be responsible for challenging any state-level AI laws inconsistent with the policy set forth in Executive Order. Nevertheless, at Federal agencies, it remains unclear as to what the current Administration’s enforcement priorities will be and how the push to move away from additional regulations will be reflected at each relevant agency, including the extent to which agencies emphasize established statutory authorities (e.g., children’s privacy and data security) versus broader theories. As a result, certain states will continue to pursue both AI and privacy legislation. As of December 31, 2025, twenty states have implemented comprehensive privacy laws, and recently, additional states have pending legislation for both AI and privacy.
These complex laws may be implemented, interpreted, or enforced in a non-uniform, inconsistent, or a rapidly evolving way across jurisdictions and we may not be aware of every development that impacts our business in a timely manner. These laws may also require us to make additional changes to our services in order for us or our customers to comply with such legal requirements. It may also increase our potential liability as a result of higher potential penalties for noncompliance.
These and other legal requirements could reduce our ability to gather personal data used in our products and services. They could reduce demand for our services, require us to take on more onerous obligations in our contracts, require us to add new provisions in our customer contracts related to the processing of personal information, and restrict our ability to store, transfer and process personal data. In some cases, it may impact our ability or our customers’ ability to offer our services in certain locations, to deploy our solutions, to reach current and prospective customers, or to derive insights from data globally. One area of particular risk remains data transfers between the United States and the European Union. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-US DPF, 18 months after its predecessor, the EU-US Privacy Shield, was invalidated. While this does, for the time being, assert that entities operating in the United States who have certified to the DPF ensure an adequate level of protection for transferring personal data from the European Union to the United States, the DPF has already been tested in court and remains subject to ongoing legal and regulatory scrutiny. On September 3, 2025, the EU General Court dismissed an action seeking to annul the adequacy decision (Latombe v. Commission), and an appeal to the Court of Justice of the European Union has been reported, creating continued uncertainty. The privacy advocacy organization NOYB, which previously challenged and facilitated the demise of both the Safe Harbor (Schrems I) and Privacy Shield (Schrems II) has already criticized the DPF for not doing enough to provide non-US citizens with reasonable privacy protections afforded to US citizens, and has publicly indicated its intent to pursue further challenges to the DPF. The NOYB has more recently called the validity of the DPF into question in light of changes the White House is making to the members of the U.S. Privacy and Civil Liberties Oversight Board, which is tasked with overseeing U.S. surveillance practices and addressing complaints from EU citizens under the DPF. ZoomInfo is certified under the DPF, however, it still utilizes Standard Contractual Clauses as its cross-border transfer mechanism due to the uncertain future of the DPF and the possibility that the DPF could be modified, suspended, or invalidated by regulators or courts. In the event that any court blocks personal data transfers to or from a particular jurisdiction on the basis that certain or all such transfer mechanisms are not legally adequate, this could give rise to operational interruption in the performance of services for customers and internal processing of employee information, greater costs to implement alternative data transfer mechanisms that are still permitted, regulatory liabilities, or reputational harm.

The cost of complying with existing or new data privacy or data protection laws and regulations may limit our ability to gather the personal data needed to provide our products and services. For example, on January 13, 2026, the Commonwealth of Virginia introduced VA HB638, a bill that seeks to regulate data brokers by the end of the second quarter of 2027, requiring companies to provide, among other things, detailed information relating to their data collection practices, as well as mandating a $100,000 registration fee. Compliance requirements and their associated costs could negatively impact the use or adoption of our products and services or products and services similar to ours; reduce overall demand for our products and services, or products and services similar to ours; make it more difficult for us or competitive solutions to meet expectations from or commitments to customers and users; lead to significant fines, penalties, or liabilities for noncompliance; impact our reputation; or slow the pace at which we close sales transactions, any of which could harm our business.
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

New laws and regulations in the area of AI may also impact our business. For example, the European Union’s Artificial Intelligence Act (“AI Act”), which went into effect on August 1, 2024 (with phased application dates beginning in 2025), introduced a regulatory landscape that businesses need to navigate with caution. The AI Act's stringent measures against certain AI applications may impact businesses in our sector. Such measures include prohibitions on AI technologies that utilize sensitive personal attributes for biometric categorization, restrictions on indiscriminate collection of facial images for recognition databases, and limitations on emotion recognition systems that could be employed in consumer analysis or employee monitoring. Businesses must also be aware of the comprehensive transparency requirements mandated for general-purpose AI systems. This entails maintaining detailed technical documentation and ensuring compliance with EU copyright laws, with even more rigorous standards for high-impact general AI models, including provider transparency and copyright-related obligations (which begin to apply in 2025), as well as even more rigorous standards for general-purpose AI models with systemic risk. These models require exhaustive evaluations, risk assessments related to systemic impacts, adversarial testing, and reporting on aspects like energy efficiency, indicating a significant compliance burden for businesses. The scale of penalties for non-compliance range up to €35 million or 7% of global turnover, underscoring the importance of adherence to the new regulations where applicable. The AI Act demands a proactive approach to regulatory compliance, risk management, and an investment in infrastructure to align with the EU’s vision of a safe and ethical AI environment.
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
AI technologies may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult to detect during testing. AI technologies, including generative AI, may create content that appears correct but is factually inaccurate, flawed or biased. Use of such content may be to the detriment of the user, or it may lead to discriminatory or other adverse outcomes, which may expose us to brand or reputational harm, competitive harm, and/or legal liability (including regulatory investigations, enforcement actions, or private claims). The use of AI technologies presents emerging ethical and social issues (including concerns regarding transparency, explainability, accountability, and intellectual property) that may result in brand or reputational harm, competitive harm, and/or legal liability.
Our customers or unauthorized parties could use our products and services in a manner that is contrary to our values or applicable law, which could harm our relationships with consumers, customers, or employees or expose us to litigation or harm our reputation.
Because our data includes the direct contact information for millions of individuals and businesses, our platform and data could be misused by customers, or by parties who have obtained access to our data without authorization, to contact individuals for purposes that we would not permit, including uses unrelated to B2B communication or recruiting, such as to harass or annoy individuals or to perpetrate scams. Our customers could use our products or services for purposes beyond the scope of their contractual terms or applicable laws or regulations. Our customers’ or third parties’ misuse of our data in any manner that is inconsistent with its permitted use, could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our platform, any of which could harm our business and operating results.
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
Threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated and have increased in scope and frequency. Our products and services, as well as our servers and computer systems and those of third parties that we rely on in our operations could be vulnerable to cybersecurity risks and threats or other events that could disrupt our IT systems and/or subject us to liability, such as manmade or natural disasters (including those as a result of climate change) or software vulnerabilities. In addition, many of our employees work remotely, which increases our cyber security risk, creates data accessibility concerns, and makes us more susceptible to security breaches or business disruptions (including through compromised credentials or the use of unmanaged or personal devices and networks).

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
Our business, brand, reputation, and ability to attract and retain users and customers depend upon the satisfactory performance, reliability, and availability of our websites, which in turn depend upon the availability of the internet and our service providers. Interruptions and slowdown in these systems, whether due to system failures, computer viruses, software errors, physical or electronic break-ins, or malicious hacks or attacks on our systems (such as denial of service attacks), could affect the security and availability of our services on our mobile applications and our websites and prevent or inhibit the ability of users to access our products or services. In addition, the software, internal applications, and systems underlying our products and services are complex and may not be error-free. We may encounter technical problems when we attempt to enhance our software, internal applications, and systems. Any inefficiencies, errors, or technical problems with our software, internal applications, and systems could reduce the quality of our products and services or interfere with our customers’ use of our products and services, which could reduce demand, lower our revenues, and increase our costs.
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
We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our existing senior secured credit facilities restrict our ability to, and the terms on which we may, incur additional indebtedness, and our ability to, and the terms on which we may, make certain restricted payments, including investments. See “We have a substantial amount of debt, which could adversely affect our financial condition and our ability to raise additional capital and prevent us from fulfilling our obligations” below. The terms of any additional debt financing may be similar or more restrictive.

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
Our Consolidated Balance Sheets reflect significant amounts of goodwill and intangible assets. In accordance with U.S. GAAP, goodwill and intangible assets with an indefinite life are not amortized but are subject to a periodic impairment evaluation. Goodwill and acquired intangible assets with an indefinite life are tested for impairment at least annually or when events and circumstances indicate that fair value of a reporting unit may be below their carrying value, including for example, as a result of sustained periods of declines in our stock price and market capitalization. Acquired intangible assets with definite lives are amortized on a straight-line basis over the estimated period over which we expect to realize economic value related to the intangible asset. In addition, we review long-lived assets, including operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. Our ability to realize the value of the goodwill and intangible assets will depend on the future cash flows of the businesses we have acquired, which in turn depend in part on how well we have integrated these businesses into our own business. Judgments made by management relate to the expected useful lives of long-lived assets and our ability to realize undiscounted cash flows of the carrying amounts of such assets. The accuracy of these judgments may be adversely affected by several factors, including significant:
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
We have a substantial amount of debt, which could adversely affect our financial condition and our ability to raise additional capital and prevent us from fulfilling our obligations.
As of December 31, 2025, we had total outstanding indebtedness of $1,332.2 million consisting of outstanding borrowings under our first lien credit facilities and senior notes. Additionally, we had $150.0 million of availability under our first lien revolving credit facility as of December 31, 2025. Our substantial indebtedness may:
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
Because a substantial portion of our debt is variable-rate debt, fluctuations in interest rates could have a material effect on our business. During 2022 and 2023, the United States Federal Reserve raised interest rates significantly, and has maintained such increased interest rates generally through the fourth quarter of 2025, as compared to pre-2022 levels, in an attempt to combat historically high inflation. While the U.S. Federal Reserve has started to, and signaled its intention to continue to, lower interest rates, macroeconomic circumstances may change, resulting in delays or reversal of such actions, including by central banks around the world, which may result in a prolonged high-interest rate environment. As a result, we may incur higher interest costs if interest rates were to increase again in the future or if high interest rates continue to be maintained. We currently utilize, and may in the future utilize, derivative financial instruments such as interest rate swaps to hedge some of our exposure to interest rate fluctuations, but such instruments may not be effective in reducing our exposure to interest fluctuations, and we may discontinue utilizing them at any time. Further, there can be no assurance that the United States Federal Reserve will not raise rates in the future, and any such increase in interest costs could have a material adverse effect on our financial condition and the levels of cash we maintain for working capital.

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
As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, or challenges to our tax positions by tax authorities, any of which could have a material adverse effect on our liquidity, financial condition or operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, or assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable nexus, often referred to as a “permanent establishment” under international tax treaties, any of which could have a material adverse effect on our business, financial condition or cash flows.
Global tax developments applicable to multinational businesses may have an adverse effect to our business, including certain approaches in addressing taxation of the digital economy. Rules proposed or enacted by the Organisation for Economic Co-operation and Development (“OECD”), the European Commission or tax authorities in the jurisdictions in which we operate or may operate in the future could have a material adverse effect to our profitability, cash flows, or results of operations. The OECD in particular has proposed significant changes to the international tax law framework in the form of the Pillar Two model rules which seek to implement a global minimum tax of 15%. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts it.
We are also subject to tax examinations in multiple jurisdictions. While we regularly evaluate new information that may change our judgment resulting in recognition, derecognition, or changes in measurement of a tax position taken, there can be no assurance that the final determination of any examinations will not have an adverse effect on our operating results and financial condition. As our brand becomes increasingly recognizable both domestically and internationally, our tax planning structure and corresponding profile may be subject to increased scrutiny and if we are perceived negatively, we may experience brand or reputational harm.
Changes in tax laws or regulations applicable to our business, including for example, the enactment of the One Big Beautiful Bill Act on July 4, 2025, have in the past, and may in the future, result in a material adverse effect on our results of operations, cash flows and financial condition.
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
Furthermore, as our employees continue to work remotely from geographic locations across the United States and internationally, we may become subject to additional taxes and our compliance burdens with respect to the tax laws of additional jurisdictions may increase. Any of the foregoing tax related impacts could have a material adverse effect on our results of operations, cash flows and financial condition.
Our results of operations may be adversely affected if we are required to collect sales or other related taxes for purchases of our products and services in jurisdictions where we have not historically done so.
State, local, and non-U.S. jurisdictions have differing rules and regulations governing sales and use, value added, digital service and other taxes. The rules regarding tax nexus are complex and related regulations are subject to varying interpretations that may change over time. The application of the rules and regulations to products and services provided electronically is evolving and uncertain. We collect and remit U.S. sales tax, value-added tax (“VAT”), and goods and services tax (“GST”) in a number of jurisdictions. It is possible that we could face sales tax, VAT, or other tax audits and that our liability for these taxes could exceed our estimates if tax authorities assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to the government. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in material tax liabilities for past sales, as well as the imposition of interest and penalties. This could have the effect of discouraging organizations from subscribing to our products and services, or otherwise harm our business, results of operations, and financial condition. Any successful action by state, foreign, or other authorities to compel us to collect and remit sales tax, VAT, or other taxes, either retroactively, prospectively, or both, could have a material adverse effect on our results of operations, cash flows and financial condition.

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
•competition from local incumbents that have a better understanding of the local market, customs, and culture, which may allow them to market and operate more effectively, resulting in greater local affinity or awareness;
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

Global economic uncertainty and catastrophic events, including global pandemics, continued hostilities between Russia and Ukraine, and Israel and Hamas, as well as other geopolitical conflicts, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.
Macroeconomic events, including significant global inflation, liquidity events affecting financial institutions, supply chain disruption, the Russia-Ukraine war, the conflict between Israel and Hamas, including after giving effect to the October 2025 Gaza Peace Plan, as well as related and other conflicts due to rising tensions in the Middle East, including with respect to Iran, and U.S. relations with members of the European Union, have adversely impacted and may continue to adversely impact global financial markets, economies, and business practices. These types of unpredictable events have adversely affected and could adversely affect our business and future results of operations, our ability to access funds from financial institutions and capital markets, and our financial condition due to cancellations and reductions in spend from customers in impacted industries, increases in our costs, or other disruption to our business. We experienced and may continue to experience longer sales cycles and more intense scrutiny, particularly for larger purchases and upgrades as customers and prospects re-assess their growth trajectory in light of the changing economic environment.
If global economic uncertainty and catastrophic events harm our business and results of operations, many of the other risks described in this Part I, Item 1A of this report may be heightened.
Risks Related to Our Organizational Structure
ZoomInfo Technologies Inc. is a holding company, its only material assets are its interests in ZoomInfo Intermediate Inc. and ZoomInfo Holdings LLC, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from ZoomInfo Intermediate Inc. and its subsidiaries to pay taxes, make payments under the Tax Receivable Agreements, and pay dividends.
ZoomInfo Technologies Inc. is a holding company and has no material assets other than its ownership of common stock of ZoomInfo Intermediate and of units of ZoomInfo Holdings. ZoomInfo Technologies Inc. has no independent means of generating revenue. Although we have no current plans to pay cash dividends on our common stock, deterioration in the financial condition, earnings or cash flow of ZoomInfo Intermediate and its subsidiaries for any reason could limit or impair their ability to pay such distributions in the future. Additionally, to the extent that ZoomInfo Technologies Inc. needs funds, and ZoomInfo Intermediate or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
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

ZoomInfo Technologies Inc. is required to pay our Pre-IPO Owners for most of the benefits relating to any additional tax deductions and tax attributes that we may claim as a result of the ZoomInfo Tax Group’s share of existing tax basis acquired in the IPO and increases in its share of existing tax basis, including tax basis received in connection with sales or exchanges of units of ZoomInfo Holdings LLC that occurred after the IPO.
In connection with the IPO, we entered into two tax receivable agreements. We entered into (i) the Exchange Tax Receivable Agreement with certain of our Pre-IPO Owners of equity units of ZoomInfo Holdings and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These tax receivable agreements provide for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO Owners and Pre-IPO Owners that held HoldCo Units immediately prior to the IPO of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of certain tax attributes and benefits covered by the tax receivable agreements. The Exchange Tax Receivable Agreement provides for the payment by members of the ZoomInfo Tax Group to certain Pre-IPO Owners of equity units of ZoomInfo Holdings and certain Pre-IPO Owners that held HoldCo Units immediately prior to the IPO of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that increased the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of units of ZoomInfo Holdings for shares of common stock after the IPO, and certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement. The Reorganization Tax Receivable Agreement provides for the payment by ZoomInfo Technologies Inc. to Pre-IPO Blocker Holders and certain Pre-IPO Owners that held HoldCo Units immediately prior to the IPO of 85% of the benefits, if any, that the ZoomInfo Tax Group is deemed to realize (calculated using certain assumptions) as a result of the ZoomInfo Tax Group’s utilization of certain tax attributes of the Blocker Companies (including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions), and certain other tax benefits.
In each case, these increases in existing tax basis and tax basis adjustments generated over time may increase (for tax purposes) depreciation and amortization deductions and, therefore, may reduce the amount of tax that the ZoomInfo Tax Group would otherwise be required to pay in the future. The U.S. Internal Revenue Service (the “IRS”) may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the ZoomInfo Tax Group may differ from tax benefits calculated under the Tax Receivable Agreements as a result of the use of certain assumptions in the TRAs, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligations under the TRAs are an obligation of members of the ZoomInfo Tax Group, but not of ZoomInfo Holdings. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRAs will vary depending upon a number of factors, including the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of ZoomInfo Holdings and our possible utilization of tax attributes, including existing tax basis acquired at the time of the IPO, the payments that the members of the ZoomInfo Tax Group may make under the TRAs will be substantial. The payments under the TRAs are not conditioned upon continued ownership of us by the exchanging holders of units of ZoomInfo Holdings or the prior owners of the Blocker Companies.

In certain cases, payments under our Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits the ZoomInfo Tax Group realizes in respect of the tax attributes subject to such agreements.
Members of the ZoomInfo Tax Group’s payment obligations under the TRAs may be accelerated in the event of certain changes of control and will be accelerated in the event such members elect to terminate the TRAs early. The accelerated payments will relate to all relevant tax attributes that would subsequently be available to the ZoomInfo Tax Group. The accelerated payments required in such circumstances will be calculated by reference to the present value (at a discount rate equal to a per annum rate of the lesser of (i) 6.5% and (ii) LIBOR, or its successor rate, plus 100 basis points) of all future payments that holders of units of ZoomInfo Holdings or other recipients would have been entitled to receive under the TRAs, and such accelerated payments and any other future payments under the TRAs will utilize certain valuation assumptions, including that the ZoomInfo Tax Group will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRAs and sufficient taxable income to fully utilize any remaining net operating losses subject to such agreements on a straight line basis over the shorter of the statutory expiration period for such net operating losses and the five-year period after the early termination or change of control. In addition, recipients of payments under our Tax Receivable Agreements will not be required to reimburse us for any payments previously made under such agreements if their tax basis and the ZoomInfo Tax Group’s utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the Tax Receivable Agreements). The ZoomInfo Tax Group’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the Tax Receivable Agreements, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreements, payments under such agreements could be in excess of 85% of the ZoomInfo Tax Group’s actual cash tax benefits.
Accordingly, it is possible that the actual cash tax benefits realized by the ZoomInfo Tax Group may be significantly less than any corresponding Tax Receivable Agreement payments or any payments under the Tax Receivable Agreements that may have been made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreements exceed the actual cash tax benefits that the ZoomInfo Tax Group realizes in respect of the tax attributes subject to the Tax Receivable Agreements and/or payments to ZoomInfo Technologies Inc. by ZoomInfo Midco LLC are not sufficient to permit ZoomInfo Technologies Inc. to make payments under such agreements after it has paid taxes and other expenses. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreements to the extent our cash resources are insufficient to meet our obligations under such agreements as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations, or other changes of control.
The acceleration of payments under our Tax Receivable Agreements in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our common stock.
In the case of certain changes of control, payments under our Tax Receivable Agreements may be accelerated and may significantly exceed the actual benefits the ZoomInfo Tax Group realizes in respect of the tax attributes subject to the Tax Receivable Agreements. We expect that the payments that we may make under the Tax Receivable Agreements in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreements in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our common stock in a change of control transaction.

Risks Related to the Ownership of Our Common Stock
Certain parties to our stockholders agreement continue to have influence over us, and their interests may conflict with ours or yours in the future.
Pursuant to the terms of our stockholders agreement, Henry Schuck, our Chief Executive Officer, and Kirk Brown (collectively, our “Founders”), have the right to designate at least one member of our Board of Directors for so long as they beneficially own at least 5% of the voting power of all shares of our outstanding capital stock entitled to vote generally in the election of our directors. As of the Company’s fiscal year ended December 31, 2025, our Founders continue to have such designation right, and have designated Mr. Schuck to serve as a director on our Board of Directors. For so long as our Founders have a designee continuing to serve on our Board of Directors, our Founders will be able to significantly influence our management, business plans, and policies, including the appointment and removal of our officers, the composition of our Board of Directors, and decisions about whether to enter or not enter into significant transactions. The rights provided under the terms of the stockholders agreement could deprive you of an opportunity to receive a premium for your shares of our common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.
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

Cybersecurity Risks
For information related to whether risks from cybersecurity threats have materially affected or are reasonably likely to materially affect ZoomInfo, see “Risk Factors—Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition” in Part I, Item 1A of this Form 10-K.
Cybersecurity Governance
Oversight of Risk Management Generally
Our Board has extensive involvement in the oversight of risk management related to us and our business. The Board accomplishes this oversight both directly and through its Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Privacy, Security, and Technology Committee, each of which assists the Board in overseeing a part of our overall risk management and regularly reports to the Board. The Audit Committee represents the Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the oversight of administrative and financial controls, our compliance with legal and regulatory requirements and our policies with respect to risk assessment and risk management. Through its regular meetings with management, including the finance, legal, and internal audit functions, the Audit Committee reviews and discusses significant areas of our business and related risks and summarizes for the Board areas of risk and any mitigating factors. The Compensation Committee considers, and discusses with management, management’s assessment of certain risks, including whether any risks arising from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us. The Nominating and Corporate Governance Committee oversees and evaluates programs and risks associated with Board organization, membership and structure, succession planning and corporate governance. In addition, our Board receives periodic detailed operating performance reviews from management. The Privacy, Security, and Technology Committee represents the Board by periodically reviewing and discussing with management the Company’s major risk exposures relating to privacy, cybersecurity, and technology, and the steps the Company takes to detect, monitor, and actively manage such exposures.
Board Oversight of Privacy, Cybersecurity and Technology Risks
Our Board recognizes the importance of maintaining the trust and confidence of our customers and employees. As a part of its independent oversight of the key risks facing our company, the Board, primarily through its Privacy, Security, and Technology Committee, devotes significant time and attention to the oversight of privacy, cybersecurity, and technology risks. The Privacy, Security, and Technology Committee oversees management’s approach to controls, policies, processes, and practices to gauge and address privacy, cybersecurity, and technology risks. The Privacy, Security, and Technology Committee regularly reports to the full Board and discusses the significant privacy, cybersecurity, and technology issues at the Board level.
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
ITEM 2. PROPERTIES
Our corporate headquarters is located in Vancouver, Washington and consists of approximately 0.1 million square feet of occupied space under a lease agreement that expires on May 31, 2041.
We maintain additional offices in Waltham, Massachusetts; Bethesda, Maryland; Austin, Texas; Ra’anana, Israel; Toronto, Canada; Chennai, India; Bangalore, India; Dublin, Ireland and London, England.
We lease all of our facilities and do not own any real property. Our infrastructure operates out of third-party data centers hosted by Google and Amazon Web Services.
We believe our facilities are adequate and suitable for our current needs. We intend to add incremental facilities or expand existing facilities as we continue to expand geographically, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. In certain geographies, we anticipate that we will endeavor to sublease some of our committed space where the lease provides more space than we will require during certain periods of the lease.
ITEM 3. LEGAL PROCEEDINGS
For a description of certain legal and regulatory proceedings, please read “Legal matters” in Note 9 - Commitments and Contingencies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed and traded on the Nasdaq Stock Market under the trading symbol “GTM”.
Stockholders
As of January 31, 2026, there were 8 holders of record of our common stock. The actual number of stockholders of common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the S&P 500 Index (^GSPC) and the Nasdaq Computer Index (^IXCO), assuming an initial investment of $100 at the market close on December 31, 2020. Data for the S&P 500 Index and the Nasdaq Computer Index assume reinvestment of dividends.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs (in millions)
October 2025	2,891,945	$10.58	2,891,945	$279.0
November 2025	500,527	9.98	500,000	274.0
December 2025	4,313,059	10.08	4,312,834	230.6
Total	7,705,531		7,704,779
________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB Phantom Units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2025, the Board authorized an additional $500.0 million bringing the aggregate total authorizations as of December 31, 2025 to $1.6 billion. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Form 10-K.
Numerical figures included in this Form 10-K are subject to immaterial rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations, and recruiting teams. Our go-to-market intelligence platform empowers businesses with AI-ready insights, trusted data, agent-assisted selling and advanced automation providing sales, marketing, operations, and recruiting professionals accurate information and insights on the organizations and professionals they target. This enables our customers to shorten sales cycles and increase win rates by empowering sellers, marketers, and recruiters to efficiently deliver the right message to the right person at the right time in the right way.
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

Our software, insights, and data enable over 35,000 companies to go-to-market more effectively and efficiently. Our customers are primarily businesses that sell to other businesses and operate in almost every industry vertical. They range from the largest global enterprises, to mid-market companies, down to small businesses. The top five industries that we serve, as measured by ACV, as of December 31, 2025 are software, which comprised 32% of ACV (compared to 32% a year prior), non-IT business services, which comprised 18% of ACV (compared to 20% a year prior), IT business services, which comprised 8% of ACV (compared to 8% a year prior), financial, insurance & real estate, which comprised 9% of ACV (compared to 8% a year prior), and manufacturing, which comprised 7% of ACV (compared to 6% a year prior).
For the year ended December 31, 2025, no single customer contributed more than 10% of revenue. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12%, 12%, and 13% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, our number of customers with over $100,000 in ACV was 1,921 and 1,867, respectively.
We generated revenue of $1,249.5 million for the year ended December 31, 2025, as compared to revenue for the year ended December 31, 2024 of $1,214.3 million, and GAAP income from operations of $225.7 million for the year ended December 31, 2025, as compared to GAAP income from operations of $97.4 million for the year ended December 31, 2024. GAAP operating income margin was 18% for the year ended December 31, 2025, as compared to 8% for the year ended December 31, 2024. GAAP net income for the year ended December 31, 2025 was $124.2 million, as compared to GAAP net income of $29.1 million for the year ended December 31, 2024. In addition to our consolidated U.S. GAAP financial measures, we review various non-GAAP financial measures, including Adjusted Operating Income, Adjusted Operating Income Margin, and Adjusted Net Income. See “Non-GAAP Financial Measures” below for definitions. Our Non-GAAP Adjusted Operating Income was $445.9 million for the year ended December 31, 2025, as compared to $428.5 million for the year ended December 31, 2024. Our Non-GAAP Adjusted Operating Income Margin was 36% for the year ended December 31, 2025, as compared to 35% in 2024. Non-GAAP Adjusted Net Income was $369.2 million for the year ended December 31, 2025, as compared to $363.8 million for the year ended December 31, 2024.
The discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, can be found in the Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Developments
Impact of Macroeconomic Conditions
Our business and financial condition have and may continue to be impacted by adverse macroeconomic conditions. See “Risk Related to Geopolitical and Macroeconomic Factors” in Part I, Item 1A of this Form 10-K for further discussion of the possible impact of these issues on our business.
Restructuring
In June 2025, the Company announced a reduction in force (the “Plan”) to support the Company’s broader efforts to move upmarket and support durable and efficient growth. The Plan included a reduction of employees by approximately 6% in the second quarter of 2025. The Plan was substantially completed as of June 30, 2025.
First Lien Revolving Credit Facility
In May 2025, the Company drew $100.0 million of the $250.0 million available under its First Lien Revolving Credit Facility. The proceeds from this borrowing were used to fund the Share Repurchase Program.

Share Repurchase Program
In February 2025, our board of directors authorized an additional $500.0 million in repurchases under the Share Repurchase Program. See Note 10 - Stockholders' Equity of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depends on many factors, including the following:
Acquiring New Customers
We are focused on continuing to grow the number of customers using our platform in the United States and around the world, and efficiently transacting with those customers. Acquiring new customers while optimizing the profile of those customers and the go-to-market channels we use to attract these customers will play a part in determining our operating results and growth prospects in the future. Acquiring new customers also strengthens the power of our contributory networks. We plan to continue to invest in our efficient go-to-market effort to expand our customer base. As of December 31, 2025, 2024 and 2023, we had over 35,000 customers. We define a customer as a company that maintains one or more active paid subscriptions to our platform.
Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total annual contract value ("ACV") for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net revenue retention rate was 90% and 87% as of December 31, 2025 and 2024, respectively. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See the caption above entitled “—Recent Developments — Impact of Macroeconomic Conditions.” Over the long term, we expect our net revenue retention rate to be influenced by our ability to move upmarket, as larger customers have historically exhibited higher net revenue retention. We also measure our success in expanding relationships with existing customers by the number of customers that contract for $100,000 or greater in ACV. As of December 31, 2025, 2024 and 2023, our customers with $100,000 or greater in ACV was 1,921, 1,867, and 1,820, respectively. Customers with $100,000 or greater in ACV comprised over 50% of total Company ACV as of December 31, 2025.
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
We derive primarily all of our revenue from subscription services and the remainder from recurring usage-based services and other revenue. Our subscription services primarily consist of our SaaS applications. Pricing of our subscription contracts are generally based on the functionality provided, the number of users that access our applications, and the amount of data that the customer integrates into their systems. Our subscription contracts typically have a term ranging from one to three years and are non-cancelable. We typically bill for services in advance either annually, semi-annually, or quarterly, and we typically require payment at the beginning of each annual, semi-annual, or quarterly period.
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
We anticipate that we will continue to invest in sales and marketing capacity to enable future growth. We anticipate that sales and marketing expense excluding equity-based compensation and restructuring and transaction-related expenses as a percentage of revenue will fluctuate from period to period depending on the interplay of our investments in sales and marketing capacity, the recognition of revenue, and the amortization of deferred commissions costs.
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
We anticipate that we will continue to invest in research and development in order to develop new features and functionality to drive incremental customer value in the future and that research and development expense as a percentage of revenue in the short-term will be flat to a moderate increase, but will modestly decrease in the long-term as we drive efficiencies in that organization.
General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, equity-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses related to bad debt and collections, as well as for professional fees including legal services, accounting, banking, and other consulting services. General and administrative expenses also include restructuring and transaction-related expenses, such as impairment charges associated with our leasing activity. Refer to Note 12 - Leases of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information. We also incur charges associated with litigation settlements, such as the settlement of the Class Action settlement previously disclosed, which are presented within General and administrative on the Consolidated Statements of Operations.

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
Other (income) loss, net
Other (income) loss, net consists primarily of the remeasurement of TRA liabilities, investment income, and realized and unrealized gains and losses related to the impact of transactions denominated in a foreign currency.
Changes to existing tax law, including changes to corporate income tax rates or the Company’s state tax footprint could lead to substantial remeasurement of the TRA liability recorded through Other (income) loss, net. Additionally, the magnitude of Other (income) loss, net may increase as we expand operations internationally and add complexity to our operations. Refer to the Provision for income taxes section below for further information regarding remeasurement of TRA liability and deferred tax assets.
Provision for income taxes
The Company is subject to income taxes in the United States and various foreign jurisdictions. We recognize deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We have significant U.S. federal and state deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We evaluate recoverability of these deferred tax assets by assessing future expected taxable income from all sources, including reversing taxable temporary differences, forecasted and historical earnings, available carryback and carryforward periods, and prudent and feasible tax planning strategies. A valuation allowance is established only if it is more likely than not that all or a portion of the deferred tax asset will not be realized. As of December 31, 2025, a valuation allowance continues to be recorded against certain state-level attributes.

We regularly remeasure our deferred tax assets for statutory changes and other guidance, such as the One Big Beautiful Bill Act (OBBBA) passed on July 4, 2025, as well as changes in our state apportionment factors. Given the magnitude of our deferred tax assets, minor changes can materially affect our Provision for income taxes. Upon a remeasurement of our deferred tax assets, the TRA liability is typically concurrently remeasured with a partially offsetting impact within Other (income) loss, net on the Consolidated Statements of Operations.
We have regularly taken tax positions, including with respect to our various corporate events and restructurings, in determining our Provision for income taxes. We recognize the tax benefit of an uncertain tax position only if it is more likely than not the position will be sustainable upon examination by the taxing authority based on technical merits. We regularly review our tax positions with consideration of a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our Provision for income taxes in the period in which we make the change, which could have a material impact on our effective tax rate.
Results of Operations
The following table presents our results of operations for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue	$1,249.5	$1,214.3	$1,239.5
Cost of revenue:
Cost of service(1)	$162.0	$151.6	$139.4
Amortization of acquired technology	37.6	38.2	39.1
Gross profit	$1,049.9	$1,024.5	$1,061.0
Operating expenses:
Sales and marketing(1)	$414.6	$414.1	$408.5
Research and development(1)	182.0	196.1	191.5
General and administrative(1)	206.7	295.3	179.6
Amortization of other acquired intangibles	20.9	21.6	21.9
Total operating expenses	$824.2	$927.1	$801.5
Income from operations	$225.7	$97.4	$259.5
Interest expense, net	42.6	39.3	45.2
Loss on debt modification and extinguishment	—	0.7	4.3
Other (income) loss, net	(11.2)	26.1	(178.8)
Income before income taxes	$194.3	$31.3	$388.8
Provision for income taxes	70.1	2.2	281.5
Net income	$124.2	$29.1	$107.3
__________________
(1)Amounts include equity-based compensation expense, as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cost of service	$11.1	$10.5	$15.7
Sales and marketing	42.0	50.3	71.3
Research and development	33.2	40.5	45.1
General and administrative	29.9	36.7	35.5
Total equity-based compensation expense	$116.2	$138.0	$167.6

Year Ended December 31, 2025 versus Year Ended December 31, 2024
Revenue. Revenue was $1,249.5 million for the year ended December 31, 2025, an increase of $35.2 million, or 3%, as compared to $1,214.3 million for the year ended December 31, 2024. The increase was primarily due to the effects of the operational changes implemented during the second quarter of 2024. Refer to the Factors Affecting the Comparability of Our Results of Operations section above.
Cost of revenue. Cost of revenue was $199.6 million for the year ended December 31, 2025, an increase of $9.8 million, or 5%, as compared to $189.8 million for the year ended December 31, 2024. Excluding equity-based compensation expense, cost of revenue was $188.5 million for the year ended December 31, 2025, an increase of $9.2 million, or 5%, as compared to $179.3 million for the year ended December 31, 2024. The increase was primarily due to hosting and infrastructure expense and depreciation expense on internally developed capitalized software, partially offset by decreased charges incurred related to lease restructuring activities.
Gross profit. Gross profit for the year ended December 31, 2025 was $1,049.9 million and represented a gross margin of 84%. Gross profit for the year ended December 31, 2024 was $1,024.5 million and represented a gross margin of 84%. The increase in gross profit in the year ended December 31, 2025 relative to the year ended December 31, 2024 was an increase of $25.4 million, or 2%. The increase in gross profit in the year ended December 31, 2025 was primarily due to increased revenues, as described above, and decreased charges related to lease restructuring activities, partially offset by the increase of hosting and infrastructure expense and depreciation expense on internally developed capitalized software.
Operating expenses. Operating expenses were $824.2 million for the year ended December 31, 2025, a decrease of $102.9 million, or 11%, as compared to $927.1 million for the year ended December 31, 2024. Excluding equity-based compensation expense, operating expenses were $719.1 million for the year ended December 31, 2025, a decrease of $80.5 million, or 10%, as compared to $799.6 million for the year ended December 31, 2024.
•Sales and marketing for the year ended December 31, 2025 was $414.6 million, relatively flat as compared to $414.1 million for the year ended December 31, 2024. Sales and marketing, excluding equity-based compensation expense, for the year ended December 31, 2025 was $372.6 million representing an increase of $8.8 million, or 2%, as compared to $363.8 million for the year ended December 31, 2024 primarily due to increased employee compensation expenses, technology expense, and payroll tax and benefit expense, partially offset by decreased charges related to lease restructuring activities.
•Research and development for the year ended December 31, 2025 was $182.0 million representing a decrease of $14.1 million, or 7%, as compared to $196.1 million for the year ended December 31, 2024. Research and development, excluding equity-based compensation expense, for the year ended December 31, 2025 was $148.8 million representing a decrease of $6.8 million, or 4%, as compared to $155.6 million for the year ended December 31, 2024 primarily due to decreases in both employee compensation expense and charges incurred related to lease restructuring activities.
•General and administrative for the year ended December 31, 2025 was $206.7 million representing a decrease of $88.6 million, or 30%, as compared to $295.3 million for the year ended December 31, 2024. General and administrative, excluding equity-based compensation expense, for the year ended December 31, 2025 was $176.8 million representing a decrease of $81.8 million, or 32%, as compared to $258.6 million for the year ended December 31, 2024 primarily due to decreases in charges related to lease restructuring activities and charges incurred related to the Class Actions. Additionally, bad debt expense was lower year over year due to the prior year impact of the revision to reserves for uncollectible accounts receivable.
•Amortization of other acquired intangibles was $20.9 million, representing a decrease of $0.7 million, or 3%, for the year ended December 31, 2025 as compared to $21.6 million for the year ended December 31, 2024.

Equity-based compensation expense. Equity-based compensation expense was $116.2 million for the year ended December 31, 2025, a decrease of $21.8 million, or 16%, as compared to $138.0 million for the year ended December 31, 2024, primarily due to lower weighted average grant date fair values of grants being amortized in the current period compared to those that were amortized in the prior year and higher capitalization of equity-based compensation.
Income from operations. Income from operations was $225.7 million for the year ended December 31, 2025, an increase of $128.3 million, or 132%, as compared to $97.4 million for the year ended December 31, 2024. The increase was primarily due to an increase in revenue and lower operating expenses, primarily driven by decreases in charges related to lease restructuring activities, charges incurred related to the Class Actions, as well as the prior year impact of the revision to reserves for uncollectible accounts receivable. Operating income margin was 18% for the year ended December 31, 2025 as compared to 8% for the year ended December 31, 2024.
Interest expense, net. Interest expense, net was $42.6 million for the year ended December 31, 2025, an increase of $3.3 million, or 8%, as compared to $39.3 million for the year ended December 31, 2024. The increase was primarily due to both lower interest income and increase expense from incremental borrowings, partially offset by lower interest rates.
Other (income) loss, net. Other income, net was $11.2 million for the year ended December 31, 2025 which primarily consists of the TRA remeasurement gain of $6.9 million and investment income of $0.6 million, as compared to other loss, net of $26.1 million for the year ended December 31, 2024 which primarily consists of the TRA remeasurement loss of $38.5 million, partially offset by investment income of $9.5 million.
Provision for income taxes. The Company is subject to income taxes in the United States and various foreign jurisdictions. Provision for income taxes for the year ended December 31, 2025 was $70.1 million, representing an effective tax rate of 36.1%, as compared to a provision for income taxes of $2.2 million, representing an effective tax rate of 7.2%, for the year ended December 31, 2024. The increase in income tax expense was primarily due to the remeasurement of the deferred tax assets resulting from state tax law and apportionment changes and an increase in income before income taxes. The effective tax rate differed from the U.S. statutory rate of 21% primarily due to shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial statements and U.S. state taxes, including the remeasurement of deferred tax assets for the effect of state tax law and apportionment changes, partially offset by research and development tax credits. Refer to Note 16 - Income Taxes of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
Net income. Net income was $124.2 million for the year ended December 31, 2025, an increase of $95.1 million or 327%, as compared to $29.1 million for the year ended December 31, 2024. The increase was primarily due to the increase in revenue and lower operating expense, primarily driven by decreases in charges related to lease restructuring activities, charges incurred related to the Class Actions, as well as the prior year impact of the revision to reserves for uncollectible accounts receivable.
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
Adjusted Operating Income and Adjusted Operating Income Margin
We define Adjusted Operating Income as income (loss) from operations adjusted for, as applicable, (i) the impact of fair value adjustments to acquired unearned revenue, (ii) amortization of acquired technology and other acquired intangibles, (iii) equity-based compensation expense, (iv) restructuring and transaction-related expenses, (v) integration costs and acquisition-related expenses, and (vi) litigation settlement. We exclude the impact of fair value adjustments to acquired unearned revenue and amortization of acquired technology and other acquired intangibles, as well as equity-based compensation expense, because these are non-cash expenses or non-cash fair value adjustments and we believe that excluding these items provides meaningful supplemental information regarding performance and ongoing cash-generation potential. We exclude restructuring and transaction-related expenses, as well as integration costs and acquisition-related compensation, because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. We have also excluded charges associated with litigation settlements related to class actions because we believe it represents an extraordinary litigation expense outside of our ordinary course of business and is not indicative of our operative performance. Adjusted Operating Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by the sum of revenue and the impact of fair value adjustments to acquired unearned revenue.

The following table presents a reconciliation of Income from operations to Adjusted Operating Income for the periods presented:

	Year Ended December 31,
(in millions; unaudited)	2025	2024	2023
Income from operations (GAAP)	$225.7	$97.4	$259.5
Impact of fair value adjustments to acquired unearned revenue(1)	—	—	0.2
Amortization of acquired technology	37.6	38.2	39.1
Amortization of other acquired intangibles	20.9	21.6	21.9
Equity-based compensation expense	116.2	138.0	167.6
Restructuring and transaction-related expenses(2)	40.3	101.6	10.3
Litigation settlement(3)	5.2	31.7	—
Adjusted Operating Income (Non-GAAP)	$445.9	$428.5	$498.6

Revenue (GAAP)	$1,249.5	$1,214.3	$1,239.5
Impact of fair value adjustments to acquired unearned revenue	—	—	0.2
Revenue for adjusted operating margin calculation (Non-GAAP)	$1,249.5	$1,214.3	$1,239.7

Operating Income Margin (GAAP)	18%	8%	21%
Adjusted Operating Income Margin (Non-GAAP)	36%	35%	40%
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
(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2025, this expense is primarily related to impairment charges related to Vancouver and Ra’anana and employee severance and termination benefits. For the year ended December 31, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. For the year ended December 31, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cost of service	$1.4	$8.2	$0.4
Sales and marketing	5.2	25.2	2.1
Research and development	5.1	8.3	1.7
General and administrative	28.6	59.9	6.1
Total restructuring and transaction-related expenses	$40.3	$101.6	$10.3
(3)Represents charges associated with legal settlements and legal fees. For the year ended December 31, 2024, these charges are primarily related to costs incurred due to the Class Actions.
Adjusted Operating Income for the year ended December 31, 2025 was $445.9 million and represented an Adjusted Operating Income Margin of 36%. Adjusted Operating Income for the year ended December 31, 2024 was $428.5 million and represented an Adjusted Operating Income Margin of 35%. The change in Adjusted Operating Income in the year ended December 31, 2025 relative to the year ended December 31, 2024 was an increase of $17.4 million, or 4%, and primarily due to higher revenue in the current period as well as the prior year impact of the revision to reserves for uncollectible accounts receivable, partially offset by increased technology expense and hosting and infrastructure expense.

Adjusted Net Income
We define Adjusted Net Income as net income (loss) adjusted for, as applicable, (i) the impact of fair value adjustments to acquired unearned revenue, (ii) loss on debt modification and extinguishment, (iii) amortization of acquired technology and other acquired intangibles, (iv) equity-based compensation expense, (v) restructuring and transaction-related expenses, (vi) integration costs and acquisition-related expenses, (vii) litigation settlement, (viii) TRA liability remeasurement (benefit) expense, (ix) other (income) loss, net and (x) tax impacts of adjustments to net income (loss). Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of Net income to Adjusted Net Income for the periods presented:

	Year Ended December 31,
(in millions; unaudited)	2025	2024	2023
Net income (GAAP)	$124.2	$29.1	$107.3
Impact of fair value adjustments to acquired unearned revenue(1)	—	—	0.2
Loss on debt modification and extinguishment	—	0.7	4.3
Amortization of acquired technology	37.6	38.2	39.1
Amortization of other acquired intangibles	20.9	21.6	21.9
Equity-based compensation expense	116.2	138.0	167.6
Restructuring and transaction-related expenses(2)	40.3	101.6	10.3
Litigation settlement(3)	5.2	31.7	—
TRA liability remeasurement (benefit) expense	(6.9)	38.5	(160.7)
Other loss (income), net	0.1	(2.4)	—
Tax impacts of adjustments to net income(4)	31.7	(33.2)	223.1
Adjusted Net Income (Non-GAAP)	$369.2	$363.8	$413.1
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
(2)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2025, this expense is primarily related to impairment charges related to Vancouver and Ra’anana and employee severance and termination benefits. For the year ended December 31, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. For the year ended December 31, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cost of service	$1.4	$8.2	$0.4
Sales and marketing	5.2	25.2	2.1
Research and development	5.1	8.3	1.7
General and administrative	28.6	59.9	6.1
Total restructuring and transaction-related expenses	$40.3	$101.6	$10.3
(3)Represents charges associated with legal settlements and associated legal fees. For the year ended December 31, 2024, these charges are primarily related to costs incurred due to the Class Actions.

(4)Represents tax expense associated with Net income (GAAP) excluded from Adjusted Net Income (Non-GAAP). The Company calculates the tax impacts of adjustments to net income (loss) by taking the total gross value of the adjustments and multiplying it by the Company’s U.S. federal and state statutory tax rate. We then recalculate the tax impact of book-tax differences related to equity compensation, the tax receivable agreements, restructuring and transaction-related expenses, and items that are deemed to be unrelated to current year operating income or are one-time in nature, such as provision to return true-ups. For the year ended December 31, 2025, the tax impacts of adjustments to net income between GAAP and Non-GAAP are presented based on the specific rate reconciliation categories established under ASU 2023-09. For the year ended December 31, 2025, these primarily relate to recognizing $61.1 million of tax benefit related to the amortization of tax goodwill associated with historical corporate structure simplification, and adjusting out $10.3 million of tax expense from non-deductible stock-based compensation. For the year ended December 31, 2024, these primarily relate to adjusting out $30.1 million of tax benefit from the effects of changes in state tax law and apportionment, recognizing $63.6 million of tax benefit related to the amortization of tax goodwill associated with historical corporate structure simplification, and adjusting out $17.5 million of tax expense from non-deductible stock-based compensation. For the year ended December 31, 2023, these primarily relate to adjusting out $138.4 million of tax expense from the effects of changes in state tax law and apportionment, recognizing $60.0 million of tax benefit related to the amortization of tax goodwill associated with historical corporate structure simplification, and adjusting out $23.4 million of tax expense from non-deductible stock-based compensation. We believe the exclusion of these adjustments provides investors with useful information about the Company’s underlying results and trends, allowing them to better understand and compare net income (loss) related to ongoing operations and the related current and deferred income tax expense.
Adjusted Net Income for the year ended December 31, 2025 was $369.2 million, an increase of $5.4 million, or 1%, relative to $363.8 million for the year ended December 31, 2024. This increase was primarily due to higher revenue in current period, mostly offset by higher income tax expense and increased interest expense.
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

The following table presents a reconciliation of Net income to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
(in millions; unaudited)	2025	2024	2023
Net income (GAAP)	$124.2	$29.1	$107.3
Provision for income taxes	70.1	2.2	281.5
Interest expense, net	42.6	39.3	45.2
Loss on debt modification and extinguishment	—	0.7	4.3
Depreciation expense(1)	29.8	23.9	19.6
Amortization of acquired technology	37.6	38.2	39.1
Amortization of other acquired intangibles	20.9	21.6	21.9
Other (income) loss, net(2)	(11.2)	26.1	(178.8)
Impact of fair value adjustments to acquired unearned revenue(3)	—	—	0.2
Equity-based compensation expense	116.2	138.0	167.6
Restructuring and transaction-related expenses(4)	40.3	101.6	10.3
Litigation settlement(5)	5.2	31.7	—
Adjusted EBITDA (Non-GAAP)	$475.7	$452.4	$518.2
__________________
(1)Amounts for the year ended December 31, 2025 and 2024 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 4 - Property and Equipment and Note 12 - Leases of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
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
(4)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2025, this expense is primarily related to impairment charges related to Vancouver and Ra’anana and employee severance and termination benefits. For the year ended December 31, 2024, this expense is primarily related to lease impairment and abandonment charges as well as lease restructuring activities. For the year ended December 31, 2023, this expense is primarily related to costs associated with a June 2023 reduction in force, and impairment charges related to the Ra’anana office and other offices. This expense is included in cost of service, sales and marketing, research and development, and general and administrative as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cost of service	$1.4	$8.2	$0.4
Sales and marketing	5.2	25.2	2.1
Research and development	5.1	8.3	1.7
General and administrative	28.6	59.9	6.1
Total restructuring and transaction-related expenses	$40.3	$101.6	$10.3
(5)Represents charges associated with legal settlements and legal fees. For the year ended December 31, 2024, these charges are primarily related to costs incurred due to the Class Actions.
Adjusted EBITDA for the year ended December 31, 2025 was $475.7 million, an increase of $23.3 million, or 5%, relative to $452.4 million for the year ended December 31, 2024. This increase was primarily due to increased revenues, partially offset by an increase in technology expense and hosting and infrastructure expense.

Liquidity and Capital Resources
As of December 31, 2025, we had $175.9 million of cash and cash equivalents, $4.0 million of short-term investments, and $150.0 million available under our first lien revolving credit facility. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We typically invoice our subscription customers for services annually, semi-annually, or quarterly in advance of delivery. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2025, we had unearned revenue of $477.8 million, of which $474.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
ZoomInfo Technologies Inc. is a holding company with no material assets other than its ownership of common stock of ZoomInfo Intermediate Inc. and units of ZoomInfo Holdings and has no independent means of generating revenue. Although we have no current plans to pay cash dividends on our common stock, in the event ZoomInfo Technologies Inc. were to declare any cash dividend, ZoomInfo Technologies Inc. may have to cause ZoomInfo Intermediate Inc. and ZoomInfo Holdings and their subsidiaries to make distributions to ZoomInfo Technologies Inc. in part through distributions to ZoomInfo Intermediate Inc. and ZoomInfo Holdings, in an amount sufficient to cover such cash dividends declared by us. Deterioration in the financial condition, earnings, or cash flow of ZoomInfo Intermediate Inc. and its subsidiaries for any reason could limit or impair their ability to pay such distributions. In addition, the terms of our financing arrangements contain covenants that may restrict ZoomInfo Intermediate Inc., ZoomInfo Holdings and their subsidiaries from paying such distributions, subject to certain exceptions. Further, ZoomInfo Midco LLC is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZoomInfo Midco LLC (with certain exceptions), as applicable, exceed the fair value of its assets. Subsidiaries of ZoomInfo Midco LLC are generally subject to similar legal limitations on their ability to make distributions to ZoomInfo Midco LLC. See “Risk Factors - Organizational Structure Risk Factors” in Part I, Item 1A of this Form 10-K.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See “Risk Factors” in Part I, Item 1A of this Form 10-K.

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024	2023
Net cash provided by operating activities	$465.4	$369.4	$434.9
Net cash (used in) provided by investing activities	(80.8)	13.4	24.4
Net cash used in financing activities	(347.9)	(690.0)	(427.2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$36.7	$(307.2)	$32.1
Cash flows from operating activities
Net cash provided by operating activities was $465.4 million for the year ended December 31, 2025 as a result of net income of $124.2 million, adjusted by non-cash charges of $398.9 million, and the net change in our operating assets and liabilities of $57.7 million. The non-cash charges are primarily comprised of equity-based compensation expense of $116.2 million, amortization of deferred commission costs of $90.2 million, depreciation and amortization of $88.8 million, deferred taxes net of deferred tax liabilities of $61.4 million, asset impairments and lease abandonment of $23.7 million, provision for bad debt expense of $23.0 million, and tax receivable agreement remeasurement of $6.9 million. The net change in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $86.5 million, as well as an increase in accrued expenses and other liabilities of $21.1 million and an increase in accounts payable of $10.3 million.
Net cash provided by operating activities was $369.4 million for the year ended December 31, 2024 as a result of net income of $29.1 million, adjusted by non-cash charges of $425.3 million, and the net change in our operating assets and liabilities of $85.0 million. The non-cash charges are primarily comprised of equity-based compensation expense of $138.0 million, depreciation and amortization of $85.7 million, amortization of deferred commission costs of $67.6 million, asset impairments of $57.4 million, provision for bad debt expense of $42.8 million, and tax receivable agreement remeasurement of $38.5 million. The net change in operating assets and liabilities was primarily the result of a decrease in accrued expenses and other liabilities of $43.4 million, an increase in deferred costs and other assets of $35.5 million, a decrease in accounts payable of $17.7 million, and an increase in accounts receivable of $16.9 million, as well as an increase in unearned revenue of $36.1 million.
We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related cash costs. During the years ended December 31, 2025, 2024, and 2023 we incurred the following cash expenditures:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cash interest expense	$45.8	$44.0	$48.5
Restructuring and transaction-related expenses paid in cash(1)	15.5	67.0	6.1
Integration costs and acquisition-related expenses paid in cash(2)	—	1.3	0.5
Litigation settlement payments(3)	4.3	30.1	—

__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the year ended December 31, 2025, these payments related primarily to employee severance and termination benefits payments and Waltham Lease Restructuring charges. For the year ended December 31, 2024, these payments related primarily to the Waltham Lease Restructuring. See Note 12 - Leases of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information. For the year ended December 31, 2023, these payments related primarily to a June 2023 reduction in force, legal costs paid related to 2021 and 2022 acquisitions, and Waltham sublease costs.
(2)Represents cash payments directly associated with integration activities for acquisitions and acquisition-related compensation, which includes transaction bonuses and retention awards. For the years ended December 31, 2024 and 2023, these payments related to deferred compensation from the acquisition of Insent.
(3)Represents cash payments for legal settlements and associated legal fees. For the year ended December 31, 2024, these payments are primarily related to costs incurred due to the Class Actions.
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
Cash flows from investing activities
Net cash used in investing activities for the year ended December 31, 2025 was $80.8 million, primarily consisting of purchases of property and equipment and other assets of $76.1 million, and purchases of investments of $15.2 million, as well as maturities of investments of $11.0 million.
Net cash provided by investing activities for the year ended December 31, 2024 was $13.4 million, primarily consisting of maturities of investments of $82.2 million, as well as purchases of property and equipment and other assets of $64.9 million, and payments of initial direct costs of $3.4 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash flows from financing activities
Net cash used in financing activities for the year ended December 31, 2025 was $347.9 million which was primarily comprised of payments relating to the repurchase of common stock of $411.1 million, TRA payments of $23.6 million, payment of taxes related to net share settlement of equity awards of $7.2 million, as well as proceeds from revolving credit loans of $100.0 million.
Net cash used in financing activities for the year ended December 31, 2024 was $690.0 million which was primarily comprised of payments relating to the repurchase of common stock of $565.6 million, TRA payments of $94.0 million, and payment of taxes related to net share settlement of equity awards of $22.8 million.
Refer to Note 6 - Financing Arrangements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information related to each of our borrowings.

The shares of Common Stock proposed to be acquired in the share repurchase program may be repurchased from time to time in open market transactions or by other means in accordance with federal securities laws. The Company intends to fund repurchases from available working capital, cash provided by operating activities, and, as appropriate, borrowings under its existing credit facilities or other sources of financing. The timing, as well as the number and value of shares of Common Stock repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares of Common Stock, the market price of the Company’s Common Stock, general market and economic conditions, available liquidity, alternative investment opportunities, compliance with the Company’s debt and other agreements, and applicable legal requirements. The exact number of shares of Common Stock to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice.
Debt Obligations
As of December 31, 2025, the aggregate balance of $100.0 million under the First Lien Revolving Credit Facility is due, in its entirety, at the contractual maturity date of February 28, 2028. As of December 31, 2025, the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears beginning on August 1, 2021. As of December 31, 2025, the Company has a remaining balance of $582.2 million with respect to its First Lien Term Loan. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate initial outstanding amount, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The First Lien Term Loan has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 0.75% for Base Rate loans or 1.75% for SOFR loans. The effective interest rate on the First Lien Term Loan was 5.71% and 6.56% as of December 31, 2025 and December 31, 2024, respectively.
We have historically used derivative financial instruments, primarily interest rate swap contracts designated as cash flow hedges, to manage a portion of our exposure to changes in interest rates. We do not enter into derivative transactions for speculative or trading purposes. As our existing interest rate swaps mature, our exposure to changes in interest rates on our floating rate debt will increase to the extent we do not enter into new interest rate swap contracts.
The First Lien Revolving Credit Facility, which has $100.0 million outstanding as of December 31, 2025, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio. The effective interest rate on the First Lien Revolving Credit Facility was 6.12% as of December 31, 2025. There was no outstanding balance under the First Lien Revolving Credit Facility as of December 31, 2024.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the twelve months ended December 31, 2025 was $475.7 million. Our total net leverage ratio to Adjusted EBITDA as of December 31, 2025 was 2.4x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,332.2
Less: Cash and cash equivalents, and investments	179.9
Net contractual maturity of outstanding indebtedness	$1,152.3
Trailing Twelve Months (TTM) Adjusted EBITDA	$475.7
Total net leverage ratio to Adjusted EBITDA	2.4x
Our Consolidated First Lien Net Leverage Ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash, cash equivalents and investments (as applicable), divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the twelve months ended December 31, 2025 was $484.7 million. Our Consolidated First Lien Net Leverage Ratio as of December 31, 2025 was 1.0x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$682.2
Less: Cash and cash equivalents, and investments	179.9
Net contractual maturity of First Lien indebtedness	$502.3
Trailing Twelve Months (TTM) Cash EBITDA	$484.7
Consolidated First Lien Net Leverage Ratio	1.0x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Cash EBITDA. Cash EBITDA for the twelve months ended December 31, 2025 was $484.7 million. Our total net leverage ratio to Cash EBITDA as of December 31, 2025 was 2.4x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,332.2
Less: Cash and cash equivalents, and investments	179.9
Net contractual maturity of outstanding indebtedness	$1,152.3
Trailing Twelve Months (TTM) Cash EBITDA	$484.7
Total net leverage ratio to Cash EBITDA	2.4x

Trailing Twelve Months as of
(in millions)	December 31, 2025
Net income (GAAP)	$124.2
Provision for income taxes	70.1
Interest expense, net	42.6
Depreciation expense(1)	29.8
Amortization of acquired technology	37.6
Amortization of other acquired intangibles	20.9
Other income, net(2)	(11.2)
Equity-based compensation expense	116.2
Restructuring and transaction-related expenses(3)	40.3
Litigation settlement(4)	5.2
Adjusted EBITDA (Non-GAAP)	$475.7
Unearned revenue adjustment	(0.2)
Cash rent adjustment	8.7
Other lender adjustments	0.5
Cash EBITDA (Non-GAAP)	$484.7
__________________
(1)Amounts for the trailing twelve months ended December 31, 2025 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 4 - Property and Equipment and Note 12 - Leases of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for further information.
(2)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended December 31, 2025, this expense is primarily related to impairment charges related to Vancouver and Ra’anana and employee severance and termination benefits.
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
Capital Expenditures
Capital expenditures increased by $11.2 million, or 17%, to $76.1 million in the year ended December 31, 2025 compared to the year ended December 31, 2024, as a result of increased capitalization of development expenses and increased expenditures related to new facilities.

Tax Receivable Agreements
We have entered into two Tax Receivable Agreements. We entered into (i) the Exchange Tax Receivable Agreement with certain Pre-IPO Owners of equity units of ZoomInfo Holdings and (ii) the Reorganization Tax Receivable Agreement with the Pre-IPO Blocker Holders. These Tax Receivable Agreements provide for the payment by members of the ZoomInfo Tax Group to such Pre-IPO Owners and certain Pre-IPO Owners that held HoldCo Units immediately prior to the IPO of 85% of the benefits, if any, that the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of utilization or deemed utilization of certain tax attributes and benefits covered by the Tax Receivable Agreements.
The tax attributes and benefits covered by the Exchange Tax Receivable Agreement include (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that increased the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of units of ZoomInfo Holdings for shares of common stock after the IPO, as well as certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement.
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
The ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustments upon exchanges of units of ZoomInfo Holdings LLC for shares of common stock may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets. The ZoomInfo Tax Group expects to benefit from the remaining 15% of realized cash tax benefits.
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

We expect that as a result of the size of the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO, the increase in the ZoomInfo Tax Group’s allocable share of existing tax basis and the tax basis adjustment of the tangible and intangible assets of the ZoomInfo Tax Group upon the exchange of units of ZoomInfo Holdings LLC for shares of common stock and our expected utilization of certain tax attributes, the payments that ZoomInfo Tax Group may make under the tax receivable agreements will be substantial. As of December 31, 2025, the Company had a liability of $2,731.9 million related to its projected obligations under the Tax Receivable Agreements in connection with the Reorganization Transactions and units of ZoomInfo Holdings LLC. During the years ended December 31, 2025 and 2024, $23.6 million and $94.0 million, was paid to TRA holders pursuant to the Tax Receivable Agreements, respectively. The payments under the tax receivable agreements are not conditioned upon continued ownership of us by the exchanging holders of units of ZoomInfo Holdings LLC. Refer to Note 15 - Tax Receivable Agreements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
Contractual Obligations and Commitments
The following table summarizes our material contractual obligations as of December 31, 2025 and the years in which these obligations are due:

		Payments due by Period
(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term indebtedness(1)	$1,332.2	$5.9	$111.8	$1,214.5	$—
Operating leases(2)	405.5	8.2	64.8	64.7	267.8
Purchase obligations(3)	77.3	40.4	36.9	—	—
Total contractual obligations	$1,815.0	$54.5	$213.5	$1,279.2	$267.8
__________________
(1)Includes future principal payments on long-term indebtedness through the scheduled maturity dates thereof. Indebtedness is discussed in Note 6 - Financing Arrangements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K. Interest incurred on amounts we borrow is based on relative borrowing levels, fluctuations in the variable interest rates, and the spread we pay over those interest rates. As such, we are unable to quantify our future obligations relating to interest and therefore no amounts have been included in the above table.
(2)Represents future payments on existing operating leases, including future tenant improvement allowance reimbursements through the scheduled expiration dates thereof.
(3)Primarily relates to third-party cloud hosting and software as a service arrangements.
The amounts included in the table above represent agreements that are enforceable and legally binding. Any obligations under contracts that we can cancel without significant penalty are not included here, because the ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above. Purchase orders issued in the ordinary course of business are not included in the table above as they represent authorizations to purchase the items rather than binding agreements. However, if such claims arise in the future, they could have a material effect on our financial condition, results of operations, and cash flows.
The payments that we may be required to make under the tax receivable agreements that we entered into may be significant and are not reflected in the contractual obligations tables set forth above, as we are currently unable to estimate the amounts and timing of the payments that may be due thereunder.
Critical Accounting Policies and Estimates
Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our critical accounting policies are those that we believe have the most significant impact to the presentation of our financial condition and results of operations and that require the most difficult, subjective, or complex judgments. In many cases, the accounting treatment of a transaction is specifically dictated by U.S. GAAP with no need for the application of judgment.

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
We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. Amounts payable under the TRA are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. As such, subsequent changes to the measurement of the TRA liability are recognized in the Consolidated Statements of Operations as a component of Other (income) loss, net. Refer to Note 15 - Tax Receivable Agreements of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
Income Taxes
ZoomInfo Technologies Inc. is a corporation, and it and its U.S. affiliates are subject to U.S. federal and state income tax. Additionally, our operations in Canada, India, Ireland, Israel, and the U.K. are subject to local country income taxes.
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
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, based solely on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest and penalties within Provision for income taxes on the Consolidated Statements of Operations. Refer to Note 16 - Income Taxes of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

Recently Issued and Adopted Accounting Pronouncements
Refer to Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K regarding recently issued and adopted accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Inflation
We do not believe that inflation has had a material direct effect on our business, financial condition, or results of operations. Our business, financial condition, or results of operations may be impacted by macroeconomic conditions, including underlying factors such as inflation. See “Risk Factors - Risks Related to Geopolitical and Macroeconomic Factors” in Part I, Item 1A of this Form 10-K for further discussion of the possible impact of these issues on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on both our First Lien Term Loan and First Lien Revolving Credit Facility, which bear a variable interest rate based on SOFR. As of December 31, 2025, the total principal balance outstanding on our First Lien Term Loan was $582.2 million. We have implemented a hedging strategy to mitigate the interest rate risk on our First Lien Term Loan by entering into certain derivative instruments (refer to Note 7 - Derivatives and Hedging Activities of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K). Based on the outstanding balances and interest rates of our debt as of December 31, 2025, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have dedesignated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of December 31, 2025, all cash flow hedging relationships are designated as accounting hedges.
Subsequent to December 31, 2025, our interest rate swaps matured, increasing our exposure to interest rate variability. While we may enter into new hedging arrangements in the future, to the extent we do not hedge our interest rate exposure, our interest expense will fluctuate based on changes in market interest rates, which could adversely affect our financial condition and results of operations.
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
To manage the foreign currency exchange rate risk and to reduce the volatility associated with the fluctuation of foreign currencies, we may use foreign exchange forward contracts or other financial instruments from time to time. In the second quarter of 2025, the Company re-initiated a foreign currency hedging program (see Note 7 - Derivatives and Hedging Activities of our audited consolidated financial statements included in Part II, Item 8 of this Form 10-K). This program aimed to mitigate potential adverse effects on our financial results from significant currency movements.

Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to Other (income) loss, net on our Consolidated Statements of Operations. Although the impact of currency fluctuations on our financial results has been immaterial in the past and we believe that for the reasons cited above, currency fluctuations will not be significant in the future, there can be no guarantee that the impact of currency fluctuations or our hedging activities will not be material in the future.
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of ZoomInfo Technologies Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Evaluation of the realizability of deferred tax assets
As discussed in Note 16 to the consolidated financial statements, at December 31, 2025, the Company had deferred tax assets of $3,753.3 million. These deferred tax assets consist primarily of $2,911.4 million of deductible temporary differences related to goodwill. The Company recognizes deferred tax assets to the extent it is more likely than not that the assets will be realized. The Company considered positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations.
We identified the evaluation of the realizability of deferred tax assets as a critical audit matter. The evaluation of the realizability of deferred tax assets required subjective auditor judgment to assess the projections of future taxable income, over the periods in which those temporary differences become deductible.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to assessing the realizability of deferred tax assets, including controls related to the Company’s evaluation of forecasts used to project future taxable income. We evaluated the Company’s forecast of future taxable income by (1) comparing the Company’s historical operating results against the forecast, and (2) assessing the nature and duration of the non-cash deductions giving rise to the deferred tax assets. We performed a sensitivity analysis to assess the impact of reasonably possible changes in the projected future taxable income, including changes to projected revenue growth rates, on the Company’s determination of the realizability of deferred tax assets.

/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Portland, Oregon
February 12, 2026

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except shares data)
	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$175.9	$139.9
Short-term investments	4.0	—
Accounts receivable, net	225.6	246.1
Prepaid expenses and other current assets	48.5	65.0
Total current assets	$454.0	$451.0

Restricted cash, non-current	9.8	9.1
Property and equipment, net	162.6	112.6
Operating lease right-of-use assets, net	113.3	90.9
Intangible assets, net	217.3	275.8
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,662.3	3,717.6
Deferred costs and other assets, net of current portion	127.5	117.9
Total assets	$6,439.5	$6,467.6

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31.3	$16.6
Accrued expenses and other current liabilities	115.1	123.6
Unearned revenue, current portion	474.6	473.8
Current portion of tax receivable agreements liability	—	22.3
Current portion of operating lease liabilities	6.0	9.9
Current portion of long-term debt	5.9	5.9
Total current liabilities	$632.9	$652.1

Unearned revenue, net of current portion	3.2	4.1
Tax receivable agreements liability, net of current portion	2,731.9	2,740.2
Operating lease liabilities, net of current portion	239.2	151.2
Long-term debt, net of current portion	1,318.1	1,221.8
Deferred tax liabilities	3.8	2.4
Other long-term liabilities	1.7	2.3
Total liabilities	$4,930.8	$4,774.1

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of December 31, 2025 and 2024; 307,293,985 and 342,027,974 issued and outstanding as of December 31, 2025 and 2024, respectively	$3.0	$3.4
Preferred stock, par value $0.01; 200,000,000 shares authorized as of December 31, 2025 and 2024; zero issued and outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital (“APIC”)	1,068.1	1,362.9
Accumulated other comprehensive income (“AOCI”)	1.0	14.8
Retained earnings	436.6	312.4
Total stockholders' equity	$1,508.7	$1,693.5
Total liabilities and stockholders' equity	$6,439.5	$6,467.6

See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$1,249.5	$1,214.3	$1,239.5
Cost of revenue:
Cost of service(1)	$162.0	$151.6	$139.4
Amortization of acquired technology	37.6	38.2	39.1
Gross profit	$1,049.9	$1,024.5	$1,061.0
Operating expenses:
Sales and marketing(1)	$414.6	$414.1	$408.5
Research and development(1)	182.0	196.1	191.5
General and administrative(1)	206.7	295.3	179.6
Amortization of other acquired intangibles	20.9	21.6	21.9
Total operating expenses	$824.2	$927.1	$801.5
Income from operations	$225.7	$97.4	$259.5
Interest expense, net	42.6	39.3	45.2
Loss on debt modification and extinguishment	—	0.7	4.3
Other (income) loss, net	(11.2)	26.1	(178.8)
Income before income taxes	$194.3	$31.3	$388.8
Provision for income taxes	70.1	2.2	281.5
Net income	$124.2	$29.1	$107.3

Net income per share of common stock:
Basic	$0.38	$0.08	$0.27
Diluted	0.38	0.08	0.27
________________
(1)Amounts include equity-based compensation expense, as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Cost of service	$11.1	$10.5	$15.7
Sales and marketing	42.0	50.3	71.3
Research and development	33.2	40.5	45.1
General and administrative	29.9	36.7	35.5
Total equity-based compensation expense	$116.2	$138.0	$167.6

See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$124.2	$29.1	$107.3
Other comprehensive loss, net of tax:
Unrealized gain on cash flow hedges	$4.8	$8.2	$6.6
Reclassification of realized gain on settlement of cash flow hedges	(23.3)	(24.9)	(24.1)
Amortization of deferred losses related to the dedesignated Interest Rate Swap	—	0.1	0.2
Other comprehensive loss, before tax	$(18.5)	$(16.6)	$(17.3)
Tax effect	4.7	4.1	4.9
Other comprehensive loss, net of tax	$(13.8)	$(12.5)	$(12.4)
Comprehensive income	$110.4	$16.6	$94.9
See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders' Equity (in millions, except shares data)

	Common Stock
	Shares	Amount	APIC	AOCI	Retained earnings	Total stockholder’s equity
Balance, December 31, 2022	404,083,262	$4.0	$2,052.1	$39.7	$176.0	$2,271.8
Issuance of common stock upon vesting of RSUs	4,308,143	—	—	—	—	—
Issuance of common stock related to ESPP	339,282	—	7.2	—	—	7.2
Shares withheld related to net share settlement and other	(1,279,965)	—	(24.7)	—	—	(24.7)
Exercise of stock options	18,448	—	0.4	—	—	0.4
Forfeitures / cancellations	(10,977)	—	—	—	—	—
Repurchase of common stock	(22,627,664)	(0.2)	(403.1)	—	—	(403.3)
Net income	—	—	—	—	107.3	107.3
Other comprehensive loss	—	—	—	(12.4)	—	(12.4)
Equity-based compensation expense	—	—	173.0	—	—	173.0
Balance, December 31, 2023	384,830,529	$3.8	$1,804.9	$27.3	$283.3	$2,119.3
Issuance of common stock upon vesting of RSUs	5,295,543	—	—	—	—	—
Issuance of common stock related to ESPP	406,006	—	4.2	—	—	4.2
Shares withheld related to net share settlement	(1,681,950)	—	(22.7)	—	—	(22.7)
Forfeitures / cancellations	(20,412)	—	—	—	—	—
Repurchase of common stock	(46,801,742)	(0.4)	(567.0)	—	—	(567.4)
Net income	—	—	—	—	29.1	29.1
Other comprehensive loss	—	—	—	(12.5)	—	(12.5)
Equity-based compensation expense	—	—	143.5	—	—	143.5
Balance, December 31, 2024	342,027,974	$3.4	$1,362.9	$14.8	$312.4	$1,693.5
Issuance of common stock upon vesting of RSUs	6,396,878	—	—	—	—	—
Shares withheld related to net share settlement	(668,197)	—	(7.1)	—	—	(7.1)
Repurchase of common stock	(40,462,670)	(0.4)	(410.1)	—	—	(410.5)
Net income	—	—	—	—	124.2	124.2
Other comprehensive loss	—	—	—	(13.8)	—	(13.8)
Equity-based compensation expense	—	—	122.4	—	—	122.4
Balance, December 31, 2025	307,293,985	$3.0	$1,068.1	$1.0	$436.6	$1,508.7
See accompanying Notes to Consolidated Financial Statements

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$124.2	$29.1	$107.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.8	85.7	80.6
Amortization of debt discounts and issuance costs	2.5	2.2	2.4
Amortization of deferred commissions costs	90.2	67.6	75.3
Asset impairments and lease abandonment charges	23.7	57.4	5.2
Gain on lease modification	—	(1.7)	—
Loss on debt modification and extinguishment	—	0.7	4.3
Equity-based compensation expense	116.2	138.0	167.6
Deferred income taxes	61.4	(5.9)	276.7
Tax receivable agreement remeasurement	(6.9)	38.5	(160.7)
Provision for bad debt expense	23.0	42.8	33.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(0.4)	(16.9)	(82.8)
Prepaid expenses and other current assets	(2.0)	(7.6)	(5.6)
Deferred costs and other assets, net of current portion	(86.5)	(35.5)	(78.2)
Accounts payable	10.3	(17.7)	(1.8)
Accrued expenses and other liabilities	21.1	(43.4)	(11.2)
Unearned revenue	(0.2)	36.1	22.0
Net cash provided by operating activities	$465.4	$369.4	$434.9

Investing activities:
Purchases of investments	$(15.2)	$—	$(145.0)
Maturities of investments	11.0	82.2	194.5
Proceeds from sales of investments	—	—	1.4
Purchases of property and equipment and other assets	(76.1)	(64.9)	(26.5)
Right of use asset initial direct costs	(0.5)	(3.4)	—
Cash paid for acquisitions, net of cash acquired	—	(0.5)	—
Net cash (used in) provided by investing activities	$(80.8)	$13.4	$24.4

Financing activities:
Payments of deferred consideration	$—	$(0.7)	$(0.4)
Payments of debt issuance and modification costs	(0.1)	(2.1)	(3.8)
Repayment of debt	(5.9)	(5.9)	(6.0)
Proceeds from revolving credit loans	100.0	—	—
Proceeds from exercise of stock options	—	—	0.4
Taxes paid related to net share settlement of equity awards	(7.2)	(22.8)	(24.5)
Proceeds from issuance of common stock under the ESPP	—	4.2	7.2
Tax receivable agreement payments	(23.6)	(94.0)	—
Repurchase of common stock	(411.1)	(565.6)	(400.1)
Tax distributions	—	(3.1)	—
Net cash used in financing activities	$(347.9)	$(690.0)	$(427.2)

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions) (continued)

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in cash, cash equivalents, and restricted cash	$36.7	$(307.2)	$32.1
Cash, cash equivalents, and restricted cash at beginning of period	149.0	456.2	424.1
Cash, cash equivalents, and restricted cash at end of period	$185.7	$149.0	$456.2

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$175.9	$139.9	$447.1
Restricted cash, current	—	—	0.2
Restricted cash, non-current	9.8	9.1	8.9
Total cash, cash equivalents, and restricted cash	$185.7	$149.0	$456.2

Supplemental disclosures of cash flow information:
Interest paid in cash	$45.8	$44.0	$48.5

Supplemental disclosures of non-cash investing and financing activities:
Equity-based compensation included in capitalized software	$6.2	$5.6	$5.4
Property and equipment included in accounts payable and accrued expenses and other current liabilities	14.2	5.0	1.8
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
Revenue Recognition
The Company derives revenue primarily from subscription services. Our subscription services primarily consist of our software as a service (“SaaS”) applications and related access to our platform. Subscription contracts are generally based on the number of users that access our applications, the level of functionality that they can access, and the amount of data that a customer integrates with their systems. Our subscription contracts typically have a term of one to three years and are non-cancelable. We typically bill for services annually, semi-annually, or quarterly in advance of delivery.
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
Cash and Cash Equivalents, Restricted Cash, and Investments
Cash and cash equivalents are stated at fair value. Cash equivalents consist of highly liquid marketable debt securities with remaining maturities of three months or less at the date of purchase. Restricted cash represents cash collateral posted in connection with standby letters of credit and other arrangements that secure certain lease obligations. These amounts are not available for general corporate purposes and are classified as current or non-current based on the expected release date of the underlying restriction.
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

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. The Company holds cash at major financial institutions that often exceed Federal Deposit Insurance Corporation insured limits. The Company manages its credit risk associated with cash concentrations by concentrating its cash deposits in high-quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions holding such deposits. The carrying value of cash approximates fair value. Our investment portfolio is comprised of highly rated securities with a weighted-average maturity of less than 12 months in accordance with our investment policy which seeks to preserve principal and maintain a high degree of liquidity. Historically, the Company has not experienced any losses due to such cash concentrations. The Company does not have any off-balance sheet credit exposure related to its customers. Concentrations of credit risk with respect to accounts receivable and revenue are limited due to a large, diverse customer base. We do not require collateral from clients. We maintain an allowance for credit losses based upon the expected collectability of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses. No single customer accounted for 10% or more of our revenue for the years ended December 31, 2025, 2024, and 2023 or accounted for more than 10% of accounts receivable as of December 31, 2025 and 2024.
Accounts Receivable and Contract Assets
Accounts receivable represents the billed transaction price from revenue contracts, reflecting adjustments for variable consideration, and is presented net of allowance for expected credit losses. It does not bear interest. We consider receivables past due based on the contractual payment terms. Management’s evaluation of the adequacy of the allowance for credit losses considers historical collection experience, changes in customer payment profiles, the aging of receivable balances, as well as current economic conditions, all of which may impact a customer’s ability to pay. Account balances are written-off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025 and 2024, the allowance for expected credit losses was $11.3 million and $12.6 million, respectively. The Company reassesses the adequacy of the allowance each reporting period.
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
Prepaid expenses and other current assets
Prepaid expenses and other current assets primarily consist of prepaid expenses, derivative assets, contract assets, and other current assets. Prepaid expenses were $22.6 million and $21.3 million as of December 31, 2025 and 2024, respectively.
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
Commissions payable at December 31, 2025 were $26.3 million, of which the current portion of $25.7 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $0.6 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2024 were $32.8 million, of which the current portion of $30.8 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, and the long-term portion of $2.0 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Certain commissions are not capitalized as they do not represent incremental costs of obtaining a contract. Such commissions are expensed as incurred.
The Company capitalized $101.4 million, $87.6 million, and $85.5 million of costs to obtain revenue contracts and amortized $90.2 million, $67.6 million, and $75.3 million to Sales and marketing for the years ended December 31, 2025, 2024, and 2023, respectively. Costs capitalized to obtain a revenue contract, net on the Company’s Consolidated Balance Sheets totaled $114.5 million and $103.3 million as of December 31, 2025 and 2024, respectively. There were no impairments of costs to obtain revenue contracts in the years ended December 31, 2025, 2024, and 2023.
Advertising and Promotional Expenses
The Company expenses advertising costs as incurred. Advertising expenses of $37.3 million, $36.0 million, and $31.3 million were recorded for the years ended December 31, 2025, 2024, and 2023, respectively. Advertising expenses are included in Sales and marketing on our Consolidated Statements of Operations.
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
Indefinite-lived intangible assets consist of brand portfolios acquired from Pre-Acquisition ZI and represent costs paid to legally register phrases and graphic designs that identify and distinguish products sold by the Company. Indefinite-lived intangible assets are not subject to amortization. Instead, they are subject to an annual assessment for potential impairment, or more frequently upon the occurrence of a triggering event when circumstances indicate that the book value is greater than its fair value. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value as a basis to determine whether further impairment testing is necessary. The Company conducts its impairment assessment during the fourth quarter of each fiscal year. No impairment charges relating to acquired goodwill or indefinite lived intangible assets were recorded for the years ended December 31, 2025, 2024, and 2023.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Impairment and Abandonment of Long-lived Assets
Long-lived assets, such as property and equipment, acquired intangible assets, and operating lease right-of-use assets, are reviewed for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset exceeds the estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. The estimated future cash flows associated with the operating lease right-of-use assets under Accounting Standards Codification (“ASC”) 842 were developed by incorporating current market data and forecasts provided by reputable external real estate brokers and data sources. These projections consider prevailing rental rates, anticipated lease renewals, expected vacancy periods, and other relevant market factors that contribute to the estimation of recoverable cash flows for the impaired office spaces we do not intend to occupy. During the year ended December 31, 2025, we recorded impairment charges of $23.0 million to reduce the carrying value of our existing right-of-use assets associated with our offices in Vancouver and Ra’anana, and related leasehold improvements associated with our Vancouver office. During the year ended December 31, 2024, we recorded impairment charges of $53.3 million, to reduce the carrying values of our existing right-of-use assets associated with our offices in Ra’anana, Waltham, Vancouver, and Grand Rapids offices. During the year ended December 31, 2023, we recorded impairment charges of $5.2 million, to reduce the carrying value of the right-of-use assets associated with certain of our office spaces.
When an operating lease right-of-use asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date. Lease abandonment charges were $0.7 million and $4.1 million for the years ended December 31, 2025 and 2024, respectively. No lease abandonment charges were recorded for the year ended December 31, 2023.
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
We account for amounts payable under the TRAs in accordance with ASC Topic 450, Contingencies. Amounts payable under the TRAs are accrued by a charge to income when it is probable that a liability has been incurred and the amount is estimable. Liabilities relating to our TRAs are classified as current or noncurrent based on the expected date of payment and are included on our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively. Subsequent changes to the measurement of the liabilities relating to our TRAs are recognized in our Consolidated Statements of Operations as a component of Other (income) loss, net. Refer to Note 15 - Tax Receivable Agreements for additional information.
Income Taxes
The Company recognizes deferred tax assets and liabilities based on temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities using tax rates expected to be in effect in the year in which the differences are expected to reverse. We evaluate recoverability by assessing future taxable income from all sources, including reversing temporary differences, forecasted and historical earnings, available carryback periods, and tax planning strategies. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not that the position is sustainable upon examination by the taxing authority, solely based on its technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50 percent likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits within Provision for income taxes on the Consolidated Statements of Operations. Refer to Note 16 - Income Taxes for additional information.
Equity-Based Compensation Expense
The Company periodically grants incentive awards to employees and non-employees, which generally vest over periods of up to four years. Incentive awards may be in the form of various equity-based awards such as common stock, subject to certain specified restrictions (which may include, without limitation, a requirement that the recipient remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive Plan (“Restricted Stock”) and an unfunded and unsecured promise to deliver shares of our common stock, cash, other securities or other property, subject to certain restrictions (which may include, without limitation, a requirement that the recipient remain continuously employed or provide continuous services for a specified period of time), granted under Section 8 of the 2020 Omnibus Incentive ~~P~~lan (“restricted stock units”, or “RSU”), and common stock options (including the CEO Premium-Priced Performance Options).

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Compensation expense for incentive awards is measured at the estimated fair value of the incentive units and is included as compensation expense over the vesting period during which an employee provides service in exchange for the award. Compensation expense for performance-based restricted stock units is measured at the estimated fair value of the units and is recognized using the accelerated attribution method over the service period when it is probable that the performance condition will be satisfied. Compensation expense for market-based restricted stock units is measured at the estimated fair value using a Monte Carlo simulation model, which requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date corresponding to the length of time remaining in the performance period. This expense is recognized using the accelerated attribution method over the service period and is not reversed if the market condition is not met. Compensation expense for CEO Premium-Priced Performance Options that contain performance and market conditions is measured at the estimated grant-date fair value using a Monte Carlo simulation model that reflects the market conditions. These awards also include a service-based vesting condition that vests in one-third annual installments on each of the three-year, four-year, and five-year anniversaries of the Grant Date. Compensation expense is recognized using the accelerated attribution method over the requisite service period when it is probable that the related performance conditions will be satisfied. Consistent with awards that contain market conditions, compensation cost recognized for these options is not reversed if the market conditions are not achieved, provided the requisite service is rendered. However, if the performance conditions become improbable, previously recognized compensation cost is reversed.
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
Bonus Accruals
The Company has bonus programs for eligible employees. Bonuses are determined based on various criteria, including the achievement of corporate, departmental, and individual goals. Bonus accruals are estimated based on various factors, including target bonus percentages per level of employee and probability of achieving the goals upon which bonuses are based. The Company’s management periodically reviews the progress made towards the goals under the bonus programs. As bonus accruals are dependent upon management’s judgments of the likelihood of achieving the various goals, it is possible for bonus expense to vary significantly in future periods if changes occur in those management estimates. Bonus accruals were $22.2 million and $26.0 million as of December 31, 2025 and 2024, respectively, and were included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Employee Retirement Benefits
The Company has a 401(k) plan that all eligible employees can contribute pre-tax and after-tax (Roth) to up to the maximum annual amount established by the Internal Revenue Code. The Company matches 50% of the employee’s contribution to the 401(k) plan up to the first 7% of their contribution. Matching contributions made by the Company were $9.3 million, $9.7 million, and $9.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. Matching contributions vest 33% per year until fully vested after three years of employee service. Employee contributions are 100% vested immediately.
Israeli Severance Pay Law
Under Section 14 of the Israeli Severance Pay Law, employees in Israel are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds which relieves the Company from future obligations under this law. During the years ended December 31, 2025, 2024, and 2023, the Company recorded $5.9 million, $6.5 million, and $7.0 million, respectively, in severance expenses related to these employees.
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
For the years ended December 31, 2025 and 2024, the Company recognized $1.3 million and $1.9 million, respectively, in research and development tax credits as a reduction to General and administrative expenses in the Consolidated Statements of Operations. The 2024 amount includes a cumulative adjustment related to research and development tax credits earned in tax years 2021 through 2024. As of December 31, 2025 and 2024, the Company has recorded $0.6 million and $0.4 million, respectively, in Prepaid expenses and other current assets and $1.6 million and $1.5 million, respectively, in Deferred costs and other assets, net of current portion related to these credits on our Consolidated Balance Sheets. These amounts represent credits earned for qualifying research and development activities for which the Company has reasonable assurance of receipt but has not yet utilized against a tax liability.
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
In June 2025, the Company announced a reduction in force (the “Plan”) to support the Company’s broader efforts to move upmarket and support durable and efficient growth. The Plan included a reduction of employees by approximately 6% in the second quarter of 2025. The Plan was substantially completed as of June 30, 2025. During the year ended December 31, 2025, the Company incurred restructuring charges of $4.6 million, consisting primarily of severance and employee benefits as well as other associated costs. Restructuring costs are allocated to the respective financial statement line items on the Consolidated Statements of Operations. During the year ended December 31, 2025, the Company made cash payments of $4.6 million related to the Plan.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which makes targeted improvements to the hedge accounting model. The amendments address five specific areas, including expanding the hedged risks permitted to be aggregated in groups of forecasted transactions, introducing an optional model for hedging choose-your-rate debt instruments, expanding hedge accounting for forecasted purchases and sales of nonfinancial assets, eliminating the net written option test in certain instances, and eliminating recognition and presentation mismatches for dual hedge strategies. The standard is effective for the Company for annual periods beginning January 1, 2027, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development stages (referred to as “project stages”) throughout Subtopic 350-40. The standard requires entities to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for the Company for the annual and interim periods beginning January 1, 2028, with early adoption permitted. The Company is currently evaluating the impacts of ASU 2025-06 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation, and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. This standard will be effective for the Company for the annual period beginning January 1, 2027 and interim period beginning January 1, 2028, with early adoption permitted. In January 2025, the FASB issued ASU 2025-01, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the disclosure impacts of ASU 2024-03 on its consolidated financial statements as well as the impacts to its financial reporting process and related internal controls.

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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The new standard is effective for the Company for the annual period beginning January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company adopted this standard beginning in 2025 on a prospective basis and all required disclosures under the standard are provided within this Form 10-K (refer to Note 16 - Income Taxes). However, there was no impact to the consolidated financial statements upon adoption.
Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Year Ended December 31,
(in millions)	2025	2024	2023
Subscription	$1,229.0	$1,200.4	$1,225.1
Usage-based	15.0	10.7	9.9
Other	5.5	3.2	4.5
Total revenue	$1,249.5	$1,214.3	$1,239.5
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
Of the total revenue recognized in the years ended December 31, 2025, 2024, and 2023, $462.6 million, $424.9 million, and $403.1 million were included in the unearned revenue balance as of December 31, 2024, 2023, and 2022, respectively. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.

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
As of December 31, 2025 and 2024, the Company had contract assets of $5.2 million and $5.0 million, respectively, which are recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets. As of December 31, 2025 and 2024, the Company had unearned revenue of $477.8 million and $477.9 million, respectively.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of December 31, 2025	$887.4	$365.0	$1,252.4
As of December 31, 2024	850.1	306.8	1,156.9

Note 3 - Investments
Investments consisted of the following as of December 31, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1.5	$—	$—	$1.5
Securities guaranteed by U.S. government	2.5	—	—	2.5
Total investments	$4.0	$—	$—	$4.0
There were no investments as of December 31, 2024.
Refer to Note 8 - Fair Value for further information regarding the fair value of our financial instruments.
Gross unrealized losses on our available-for-sale securities were immaterial at December 31, 2025 and 2024.

Note 3 - Investments (continued)
The following table summarizes the estimated fair value of our securities classified as Short-term investments or long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets) based on stated effective maturities as of December 31, 2025 and 2024:

(in millions)	December 31, 2025	December 31, 2024
Due within one year	$4.0	$—
Due after one year through five years	—	—
Total	$4.0	$—
Note 4 - Property and Equipment
The Company’s property and equipment consist of the following:

	December 31,
(in millions)	2025	2024
Computer equipment	$14.8	$14.2
Furniture and fixtures	10.0	6.8
Leasehold improvements	62.5	47.2
Internal use developed software	167.2	122.3
Construction in progress	14.5	6.7
Property and equipment, gross	$269.0	$197.2
Less: accumulated depreciation	(106.4)	(84.6)
Property and equipment, net	$162.6	$112.6
During the year ended December 31, 2025, we recorded a $10.8 million impairment charge to reduce the carrying amount of leasehold improvements and other property and equipment related to our Vancouver, Washington office space held for sublease. No impairment charges related to property and equipment were recorded for the year ended December 31, 2024. Refer to Note 12 - Leases for further information.
Depreciation expense was $30.3 million, $25.9 million, and $19.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation expense for the year ended December 31, 2024 includes $2.0 million of accelerated depreciation associated with the Waltham Lease Restructuring (refer to Note 12 - Leases for further information).

Note 5 - Goodwill and Acquired Intangible Assets
Intangible assets, other than goodwill, consisted of the following as of December 31, 2025 and 2024, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(153.4)	$134.7	14.6
Acquired technology	331.3	(284.2)	47.1	6.2
Brand portfolio	11.5	(9.0)	2.5	7.8
Total intangible assets subject to amortization	$630.9	$(446.6)	$184.3

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(446.6)	$217.3

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period in Years
Intangible assets subject to amortization:
Customer relationships	$288.1	$(133.2)	$154.9	14.5
Acquired technology	331.3	(246.6)	84.7	6.3
Brand portfolio	11.5	(8.3)	3.2	7.8
Total intangible assets subject to amortization	$630.9	$(388.1)	$242.8

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(388.1)	$275.8
Amortization expense was $58.5 million, $59.8 million, and $61.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 5 - Goodwill and Acquired Intangible Assets (continued)
Future amortization expense for intangible assets as of December 31, 2025 is as follows:

(in millions)	Estimated Amortization Expense
For years ended December 31,
2026	$48.6
2027	38.3
2028	21.9
2029	18.0
2030	15.8
Thereafter	41.7
Total amortization expense	$184.3
Goodwill was $1,692.7 million as of December 31, 2025, 2024 and 2023. There were no changes to the carrying amount of goodwill during the years presented. Based on the results of the Company’s impairment assessment, the Company did not recognize any impairment of goodwill during the years ended December 31, 2025, 2024, and 2023.
Note 6 - Financing Arrangements
As of December 31, 2025 and 2024, the carrying values of the Company’s borrowings were as follows (in millions):

				December 31,
Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	2025	2024
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 1.75%	$579.3	$584.6
First Lien Revolving Credit Facility	February 1, 2019	February 28, 2028	SOFR + 2.10%	100.0	—
Senior Notes	February 2, 2021	February 1, 2029	3.875%	644.7	643.1
Total debt				$1,324.0	$1,227.7
Less: current portion				(5.9)	(5.9)
Total Long-term debt, net of current portion				$1,318.1	$1,221.8
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

Note 6 - Financing Arrangements (continued)
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
The effective interest rate on the First Lien Term Loan was 5.71% and 6.56% as of December 31, 2025 and 2024, respectively.
First Lien Revolving Credit Facility
In October 2025, $11.0 million of the non-extended commitments were extended to a maturity date of February 28, 2028, such that the total $250.0 million existing commitments will mature on the same date.
In May 2025, the Company drew $100.0 million of the $250.0 million available under its First Lien Revolving Credit Facility. The proceeds from the borrowing are intended to be used to fund our ongoing Share Repurchase Program. The First Lien Revolving Credit Facility has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR, plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio.
The expected future principal payments for all borrowings as of December 31, 2025 is as follows:

(in millions)	Contractual Maturity
2026	$5.9
2027	5.9
2028	105.9
2029	655.9
2030	558.6
Thereafter	—
Total principal payments	$1,332.2
Unamortized debt issuance costs	(8.2)
Total debt	$1,324.0

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
As of December 31, 2025, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (in millions):

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount	Interest Swap Rate	Maturity Date
Interest rate swap contracts	Two	$500.0	0.370%	January 30, 2026
The derivative interest rate swaps are designated and qualify as cash flow hedges. Consequently, the change in the estimated fair value of the effective portion of the derivative is recognized in Accumulated other comprehensive income on our Consolidated Balance Sheets and reclassified to Interest expense, net, when the underlying transaction has an impact on earnings. The Company expects to recognize approximately $1.4 million of net pre-tax gains from Accumulated other comprehensive income as a reduction of Interest expense, net in the next twelve months associated with its interest rate swap.
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
During the year ended December 31, 2025, the Company actively participated in foreign currency forward contracts with a cumulative notional amount of $30.1 million, all of which were settled in 2025. These transactions resulted in an immaterial gain which offset higher operating expenses due to unfavorable changes in the foreign currency.
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
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of December 31, 2025 and 2024 (in millions):

	December 31, 2025		December 31, 2024
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swap contracts(1)	$1.4	$—	$18.5	$—
Interest rate swap contracts(2)	—	—	1.4	—
Total designated derivative fair value	$1.4	$—	$19.9	$—
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
Note 8 - Fair Value
The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets), prepaid expenses and other current assets, accounts receivable, and accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, prepaid expenses and other current assets, accounts receivable, accounts payable, and accrued expenses approximate fair value, primarily due to short maturities. We classify our certificates of deposits and money market mutual funds as Level 1 within the fair value hierarchy. We classify our corporate debt securities, securities guaranteed by the U.S. government, and certificates of deposits as Level 2 within the fair value hierarchy. The fair value of our First Lien Term Loan and Senior Notes was $577.8 million and $611.0 million as of December 31, 2025, and $584.0 million and $585.0 million as of December 31, 2024, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
Interest rate derivatives are valued using an income approach that projects future cash flows and discounts them to present value. Significant Level 2 inputs include observable market data such as SOFR and OIS yield curves. The discount rates used reflect the collateralized or uncollateralized nature of the instrument and associated credit risk.
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

Note 8 - Fair Value (continued)
The fair value of our financial assets (liabilities) was determined using the following inputs (in millions):

Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:(1)
Certificates of deposit	$10.6	$—	$—
Money market mutual funds	1.2	—	—
Investments:
Corporate debt securities	$—	$1.5	$—
Securities guaranteed by U.S. government	—	2.5	—
Derivative assets:(2)
Interest rate swap contracts	$—	$1.4	$—
Total	$11.8	$5.4	$—

Measured on a non-recurring basis:
Assets:
Impaired lease-related assets(3)	$—	$—	$4.0
Total	$—	$—	$4.0

Fair Value at December 31, 2024	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:(1)
Certificates of deposit	$8.4	$—	$—
Money market mutual funds	6.0	—	—
Derivative assets:(2)
Interest rate swap contracts	$—	$18.5	$—
Interest rate swap contracts	—	1.4	—
Total	$14.4	$19.9	$—

Measured on a non-recurring basis:
Impaired lease-related assets(3)	$—	$—	$31.5
Total	$—	$—	$31.5
________________
(1)Refer to Note 3 - Investments for further information regarding the fair value of our financial instruments.
(2)Refer to Note 7 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments.
(3)Consists of right-of-use lease assets and property and equipment recorded at fair value pursuant to impairment charges that occurred during the fourth quarter of 2025 and second and third quarters of 2024. Refer to Note 12 - Leases for further information regarding the impairment of lease-related assets.
There were no transfers between fair value measurements levels during the years ended December 31, 2025 and 2024.

Note 9 - Commitments and Contingencies
Non-cancelable purchase obligations
As of December 31, 2025, our outstanding non-cancelable purchase obligations, mainly relate to third-party cloud hosting and software-as-a-service arrangements, were as follows (in millions):

Fiscal Period	Amount
2026	$40.4
2027	35.5
2028	1.4
2029	—
2030	—
Thereafter	—
Total	$77.3
For information regarding financing-related obligations, refer to Note 6 - Financing Arrangements. For information regarding lease-related obligations, refer to Note 12 - Leases.
Contingent earnout payments
In connection with the acquisition of Dogpatch Advisors, LLC in April 2022, the Company has issued $2.7 million in equity awards, representing all contingent earnout obligations related to this acquisition as of December 31, 2025. Refer to Note 3 - Business Combinations in our 2024 Form 10-K for additional information.
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
Similarly, on June 26, 2025, a putative class action lawsuit was filed against Datanyze LLC, one of the Company’s subsidiaries, in the United States District Court for the District of Colorado, alleging that Datanyze LLC violated the State of Colorado’s Prevention of Telemarketing Fraud Act, on substantially the same grounds as the action filed against ZoomInfo Technologies LLC referred to above. The suit seeks statutory damages, injunctive and other equitable relief, costs and attorneys’ fees. Datanyze LLC intends to vigorously defend against this lawsuit.
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
On December 12, 2024, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the Western District of Washington. A second derivative action was filed on February 4, 2025 in the United States District Court for the Western District of Washington. The factual allegations in the derivative cases mirror the securities case described above. The complaints assert violations of the United States securities laws and state fiduciary duty laws, in addition to common law claims involving unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The derivative cases seek, among other things, unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. On March 3, 2025, the court entered an order consolidating the two derivative actions into one consolidated derivative action. The consolidated derivative action is stayed pending further developments in the securities action described above.
Note 10 - Stockholders' Equity
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2025, the Board authorized an additional $500.0 million bringing the aggregate total authorizations as of December 31, 2025 to $1.6 billion, of which $230.6 million remain available and authorized for repurchases. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.

Note 10 - Stockholders' Equity (continued)
During the year ended December 31, 2025, the Company repurchased and subsequently retired 40,462,670 shares of common stock at an average price of $10.06, for an aggregate of $407.0 million. During the year ended December 31, 2024, the Company repurchased and subsequently retired 46,801,742 shares of common stock at an average price of $12.01, for an aggregate of $562.3 million. During the year ended December 31, 2023, the Company repurchased and subsequently retired 22,627,664 shares of common stock at an average price of $17.68 per share, for an aggregate amount of $400.1 million.
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
The Inflation Reduction Act of 2022, enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. The Company calculates excise tax due based on the year-to-date amount repurchased in excess of the fair market value of shares issued and is included within Accrued expenses and other current liabilities on our Consolidated Balance Sheets. During the years ended December 31, 2025 and 2024, the Company recorded the associated excise taxes of $3.4 million and $5.1 million, respectively. Excise taxes associated with these share repurchases are presented within Repurchase of common stock on our Consolidated Statements of Changes in Stockholders' Equity, as a reduction to Additional paid-in capital. During the years ended December 31, 2025, 2024 and 2023, the Company made excise tax payments of $5.1 million, $3.3 million and zero, respectively.
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
Upon our liquidation, dissolution, or winding up, subject to the rights of holders of one or more outstanding series of preferred stock having liquidation preferences, the holders of shares of our common stock are entitled to receive pro rata share of our remaining assets available for distribution.

Note 11 - Earnings Per Share
The following tables set forth the computation of basic and diluted net income per share of common stock:

	Year Ended December 31,
(in millions, except shares and per share amounts)	2025	2024	2023
Basic net income per share attributable to common stockholders
Numerator:
Net income	$124.2	$29.1	$107.3
Denominator:
Weighted average number of shares of common stock outstanding	324,014,369	361,953,130	396,987,015
Basic net income per share attributable to common stockholders	$0.38	$0.08	$0.27

Diluted net income per share attributable to common stockholders
Numerator:
Net income	$124.2	$29.1	$107.3
Denominator:
Number of shares used in basic computation	324,014,369	361,953,130	396,987,015
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Restricted stock awards	—	62,996	323,619
Exercise of common stock options	—	—	25,630
Employee Stock Purchase Plan	—	173,018	144,167
Weighted average shares of common stock outstanding used to calculate diluted net income per share	324,014,369	362,189,144	397,480,431
Diluted net income per share attributable to common stockholders	$0.38	$0.08	$0.27
In periods of loss, the number of shares used to calculate diluted net income (loss) per share is the same as basic net income (loss) per share. The following securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net income per share in the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2025	2024	2023
Restricted stock units	15,914,276	15,341,169	13,179,013
CEO Premium-Priced Performance Option	9,678,000	—	—
Exercise of common stock options	208,367	162,484	—
Total anti-dilutive securities	25,800,643	15,503,653	13,179,013
Note 12 - Leases
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

Note 12 - Leases (continued)
The Company subleases three offices. The subleases have remaining lease terms of less than eleven years. Sublease income, which is recorded as a reduction of rent expense and allocated to the appropriate financial statement line items to arrive at Income from operations on our Consolidated Statements of Operations, was immaterial for the years ended December 31, 2025, 2024, and 2023.
The following are additional details related to operating leases recorded on our Consolidated Balance Sheets as of December 31, 2025 and 2024:

	December 31,
(in millions)	2025	2024
Assets
Operating lease right-of-use assets, net	$113.3	$90.9

Liabilities
Current portion of operating lease liabilities	$6.0	$9.9
Operating lease liabilities, net of current portion	239.2	151.2
Total lease liabilities	$245.2	$161.1
Rent expense was $32.5 million, inclusive of $5.2 million related to the Waltham Lease Restructuring, $64.9 million, inclusive of $38.8 million related to the Waltham Lease Restructuring, and $17.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Other information related to leases was as follows:

	December 31,
(in millions)	2025	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$15.8	$63.6	$12.3
Cash received for tenant incentive reimbursement	35.5	13.2	0.1

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$49.8	$134.3	$31.1

	As of December 31,
	2025	2024
Weighted average remaining lease term (in years)	13.0	13.0
Weighted average discount rate	7.2%	7.5%

Note 12 - Leases (continued)
The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases to the total lease liabilities recognized as of December 31, 2025 (in millions):

Year Ending December 31,	Operating Leases
2026	$8.2
2027	31.3
2028	33.5
2029	33.5
2030	31.2
Thereafter	267.8
Total future minimum lease payments	$405.5
Less: Effects of discounting	160.3
Total lease liabilities	$245.2
Included in the undiscounted future minimum lease payments for the years ended December 31, 2026 are future tenant improvement allowance reimbursements related to our Ra’anana, Israel; Vancouver, Washington; and Waltham, Massachusetts leases.
Operating lease amounts above do not include sublease income. The Company expects to receive sublease income totaling $16.5 million over the next five years, net of tenant improvement allowances provided to the sublessee, and $8.1 million thereafter. Additionally, the Company has executed sublease agreements that are expected to commence in 2026. These subleases are expected to generate sublease income of $27.3 million, net of provided tenant improvement allowances.
Expense associated with short-term leases and variable lease costs were immaterial for the years ended December 31, 2025, 2024, and 2023. The expense related to short-term leases reasonably reflected our short-term lease commitments.
Current Year Leasing Activity
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
Relating to our office space in Vancouver, Washington, we recognized impairment charges of $11.7 million to reduce the carrying value of the associated right-of-use asset. These charges are presented within General and administrative on the Consolidated Statements of Operations and relate to certain space which were intended to sublease.
Other impairments and abandonments recognized during the year were immaterial and relate to subleased space and locations no longer utilized in our operations.

Note 12 - Leases (continued)
Prior Year Leasing Activity
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
Also in July 2024, the Company executed a new lease agreement for separate office space in Waltham, Massachusetts with the same landlord, with rent payments expected to commence in the first quarter of 2026. The lease will terminate on December 31, 2038. The lease is subject to fixed-rate rent escalations and provides for $7.6 million in tenant improvements and the option to extend the lease for two terms of five years each. The Company determined that it is the accounting owner of all tenant improvements. Undiscounted lease payments are $62.1 million.
In November 2024, the Company executed an amendment to the Waltham Lease Restructuring agreement (“Amended Waltham Lease Restructuring”). Pursuant to the amendment, the Company agreed to lease separate office space in Waltham, Massachusetts with the same landlord in place of certain remaining lease components of the existing space, whereby the existing space terminated immediately upon execution. The Company derecognized right-of-use assets of $17.6 million and operating lease liabilities of $1.4 million associated with these components, as well as $13.1 million in prepaid rent and $0.8 million in initial direct costs resulting from the accounting treatment of the termination fee to a leased space which had not commenced as of the execution date. Additionally, in accordance with ASC 842, the resulting loss was partially offset by $1.6 million due to the difference between the present value of the lease payments and the market rent. This resulted in a net loss of $28.3 million which was allocated to the appropriate financial statement line items on the Consolidated Statements of Operations. The remaining components which were not impacted by the amendment terminated on December 31, 2024 under the terms of the Amended Waltham Lease Restructuring (refer to the separate amendment agreement subsequently signed below). Related to the Amended Waltham Lease Restructuring, rent payments commenced in the first quarter of 2025. The lease ends on December 31, 2025 and provides the option to extend the lease for up to three months. Undiscounted lease payments are $1.5 million.
Additionally, in November 2024, the Company executed a second amendment to the Waltham Lease Restructuring agreement to extend the term for a portion of the remaining components, which were set to terminate on December 31, 2024, by three months to terminate on March 31, 2025. The Company was not obligated to make any additional lease payments as a result of the extension.

Note 12 - Leases (continued)
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
Note 13 - Equity-based Compensation
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
The maximum aggregate number of shares of common stock that could be issued pursuant to awards under the Omnibus Plan was 18,650,000 shares (including other securities which have been issued under the plan and were converted into awards based on shares of common stock) (the “Plan Share Reserve”). The Omnibus Plan also contains a provision that will add an additional number of shares of common stock to the Plan Share Reserve on the first day of each year starting with January 1, 2021, equal to the lesser of (i) the positive difference between (x) 5% of the number of shares of common stock outstanding on the last day of the immediately preceding year, and (y) the Plan Share Reserve on the last day of the immediately preceding year, and (ii) a lower number of shares of common stock as may be determined by the Board. As of December 31, 2025, the number of shares remaining available for future issuance under the Omnibus Incentive Plan was 17,318.
The Company currently has equity-based compensation awards outstanding as follows: restricted stock units, common stock options, and CEO Premium-Priced Performance Option. In addition, the Company recognizes equity-based compensation expense from awards granted to employees as further described below under HSKB Phantom Units.
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

Note 13 - Equity-based Compensation (continued)
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
In November 2025, the Company granted 9,678,000 stock option awards to our Chief Executive Officer and Chairman of the Company (the “CEO Premium-Priced Performance Option”) at an exercise price equal to $13.54, representing a premium price that is 140% of the fair market value of the price per share as of the Grant Date.
The CEO Premium-Priced Performance Option will vest based on the Company’s adjusted free cash flow per share and stock price performance over 12-month periods ending on the last day of each of the eight fiscal quarters of the Company during 24-month measurement periods (the “Performance Measurement Period”), starting with the fiscal quarter of the Company ending on or immediately following the one-year anniversary of the Grant Date and ending with the last fiscal quarter ending prior to the 10-year expiration date of the award. Under the terms of the CEO Premium-Priced Performance Option, the award is divided into six equal tranches, with each tranche subject to a stock price goal (based on average closing stock price over a 20 consecutive trading day period) and adjusted free cash flow per share goal as follows:

Tranche	Stock Price Goal	Stock Price Goal Increase from Per Share Fair Market Value as of the Grant Date	Adjusted Free Cash Flow per Share Goal
1	$40.00	414%	$2.50
2	60.00	620%	3.00
3	70.00	724%	3.50
4	80.00	827%	4.00
5	90.00	931%	4.50
6	100.00	1,034%	5.00

Note 13 - Equity-based Compensation (continued)
To vest, both the stock price goal and the adjusted free cash flow goal must be achieved during the Performance Measurement Period. In addition, to ensure that the stock price goal is not achieved merely because the Company’s stock price appreciates due to broad market inflation, the stock price goal will only be satisfied if the Company’s TSR performance for the applicable 12-month period is at or above the 25th percentile of all companies in the Russell 3000 Index as of the Grant Date.
If the performance goals with respect to a tranche are satisfied prior to the applicable vesting date, such tranche will remain outstanding and will vest on the applicable vesting date, subject to continued service through such date. The service-based vesting condition lapses in one-third annual installments on each of the three-year, four-year and five-year anniversaries of the Grant Date.
Equity-based compensation expense is recognized over the requisite service period as each performance condition becomes probable of achievement. The weighted average grant fair value was $3.34. We measured the fair value of the CEO Premium-Priced Performance Option using a Monte Carlo simulation approach with the following assumptions: risk-free interest rate of 3.96%, expected term of ten years, expected volatility of 52.34%, and dividend yield of 0%.
Certain additional grants have other vesting periods approved by the Compensation Committee of the Board.
Restricted Stock Units
Restricted stock unit activity was as follows during the periods indicated:

	Year Ended December 31, 2025		Year Ended December 31, 2024	Year Ended December 31, 2023
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Restricted Stock Units
Unvested at beginning of period	15,220,019	$17.37	12,636,460	10,377,568
Granted	9,171,980	10.27	11,205,269	8,731,967
Granted - performance-based	1,617,489	9.56	272,797	509,824
Granted - market-based	—	—	441,177	—
Vested	(6,396,878)	18.74	(5,295,543)	(4,292,910)
Forfeited	(3,284,970)	16.16	(4,040,141)	(2,689,989)
Unvested at end of period	16,327,640	12.32	15,220,019	12,636,460
Restricted Stock
Restricted stock activity was as follows during the periods indicated:

	Year Ended December 31, 2025		Year Ended December 31, 2024	Year Ended December 31, 2023
	Restricted stock	Weighted Average Grant Date Fair Value	Restricted stock	Restricted stock
Unvested at beginning of period	—	$—	347,976	858,560
Vested	—	—	(327,564)	(499,607)
Forfeited	—	—	(20,412)	(10,977)
Unvested at end of period	—	—	—	347,976

Note 13 - Equity-based Compensation (continued)
Common Stock Options
Common stock options activity was as follows during the period indicated:

	Year Ended December 31, 2025		Year Ended December 31, 2024	Year Ended December 31, 2023
	Options	Weighted Average Exercise Price	Options	Options
Outstanding at beginning of period	228,059	$21.00	279,553	323,002
Exercised	—	—	—	(18,448)
Expired	(31,850)	21.00	(51,494)	(20,715)
Forfeited	—	—	—	(4,286)
Outstanding at end of period	196,209	21.00	228,059	279,553
Options have a maximum contractual term of ten years. The aggregate intrinsic value and weighted average remaining contractual terms of options outstanding and options exercisable were as follows as of December 31, 2025.

December 31, 2025
Aggregate intrinsic value (in millions)(1)
Options outstanding	$—
Options exercisable	—
Weighted average remaining contractual term
Options outstanding	4.3 years
Options exercisable	4.3 years
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

Note 13 - Equity-based Compensation (continued)
The fair value of the ESPP purchase was determined using the Black-Scholes option pricing model outlined in the following table:

	Year Ended December 31, 2024(1)	Year Ended December 31, 2023
Volatility	56.1%	50.4% to 67.6%
Expected term	0.5 years	0.5 years
Risk-free rate	5.4%	5.3% to 5.4%
Expected dividends	—%	—%
Weighted-average fair value per unit	$3.29	$5.45 to $6.72
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
The Company suspended the ESPP effective December 12, 2024, such that the offering period which would otherwise have begun on December 15, 2024 did not commence. As of December 31, 2025, the ESPP continues to be suspended. As such, there was no activity related to the ESPP during the year ended December 31, 2025.
The Company withheld $3.9 million and $7.0 million worth of ESPP contributions for the years ended December 31, 2024 and 2023, respectively, on behalf of participating employees through payroll deductions included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. The Company purchased 406,006 and 339,282 shares of common stock under the ESPP during the years ended December 31, 2024 and 2023, respectively. The Company recognized $1.6 million and $3.1 million of equity-based compensation expense related to the ESPP for the years ended December 31, 2024 and 2023, respectively.
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

Note 13 - Equity-based Compensation (continued)
Unamortized Equity-based Compensation
As of December 31, 2025, unamortized equity-based compensation costs related to each equity-based incentive award described above consist of the following:

($ in millions, period in years)	Amount	Weighted Average Remaining Service Period
Restricted Stock Units	$164.8	1.9
HSKB Phantom Units	3.2	1.7
CEO Premium-Priced Performance Option	31.9	7.4
Total unamortized equity-based compensation cost	$199.9	2.8
The total intrinsic value of options that were exercised during the years ended December 31, 2025, 2024 and 2023 was zero, zero and $0.1 million, respectively. The total fair value of all other previously unvested equity-based awards that vested during the years ended December 31, 2025, 2024 and 2023 was $126.3 million, $175.2 million and $213.6 million, respectively.
Note 14 - Segment and Geographic Data
The Company operates as one operating segment, deriving revenues from customers by providing access to its go-to-market intelligence platform. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information on a consolidated basis and uses net income (loss) for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM also reviews total assets, as reported on our Consolidated Balance Sheets, and Purchases of property and equipment and other assets, as reported on our Consolidated Statements of Cash Flows.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes Property and equipment, net and Operating lease right-of-use assets, net. As of December 31, 2025, long-lived assets held in the United States and Israel were $257.1 million and $15.4 million, respectively, representing approximately 99% of the consolidated total. As of December 31, 2024, long-lived assets held in the United States and Israel were $179.5 million and $19.0 million, respectively, representing approximately 98% of the consolidated total.
Contracts denominated in currencies other than U.S. Dollar were not material for the years ended December 31, 2025, 2024, and 2023. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 12%, 12%, and 13% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Revenue by geographic region is as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
United States	$1,103.7	$1,065.1	$1,080.1
Rest of World	145.8	149.2	159.4
Total revenue	$1,249.5	$1,214.3	$1,239.5

Note 14 - Segment and Geographic Data (continued)
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
(in millions)	2025	2024	2023
Revenue	$1,249.5	$1,214.3	$1,239.5
Less:
Employee compensation expense(1)	433.4	430.8	436.0
Payroll tax and benefits expense	93.2	87.3	77.7
Technology expense	64.0	53.0	46.3
Marketing expense	37.3	36.0	31.3
Facilities expense	30.8	28.8	20.2
Bad debt expense	23.0	42.8	33.8
Hosting and infrastructure expense	44.4	36.6	33.9
Other segment items(2)	208.9	315.9	220.2
Depreciation and amortization expense	88.8	85.7	80.6
Interest expense, net	42.6	39.3	45.2
Loss on debt modification and extinguishment	—	0.7	4.3
Other (income) loss, net	(11.2)	26.1	(178.8)
Income tax expense	70.1	2.2	281.5
Net income	$124.2	$29.1	$107.3
__________________
(1)Primarily includes employee-related salaries, bonuses, and commissions.
(2)Other segment items primarily include equity-based compensation expense.
Note 15 - Tax Receivable Agreements
In connection with the Reorganization Transactions, the Company entered into Tax Receivable Agreements that provide for the payment by the ZoomInfo Tax Group to such Pre-IPO Owners and certain Pre-IPO Owners of equity that held HoldCo Units immediately prior to the IPO of 85% of the benefits, if any, that the ZoomInfo Tax Group actually realizes, or is deemed to realize in certain circumstances, as a result of utilization or deemed utilization of certain tax attributes and benefits covered by the TRAs. The Company expects to benefit from the remaining 15% of the cash savings that it realizes.
The tax attributes and benefits covered by the Exchange Tax Receivable Agreement include (i) the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the IPO and (ii) increases in the ZoomInfo Tax Group’s allocable share of existing tax basis and tax basis adjustments that increased the tax basis of the tangible and intangible assets of the ZoomInfo Tax Group as a result of sales or exchanges of units of ZoomInfo Holdings LLC for shares of common stock after the IPO, as well as certain other tax benefits, including tax benefits attributable to payments under the Exchange Tax Receivable Agreement.
The tax attributes and benefits covered by the Reorganization Tax Receivable Agreement include certain tax attributes of the Blocker Companies, including the ZoomInfo Tax Group’s allocable share of existing tax basis acquired in the Reorganization Transactions and certain other tax benefits.

Note 15 - Tax Receivable Agreements (continued)
As of December 31, 2025 and 2024, the Company had a liability of $2,731.9 million and $2,762.5 million respectively, related to its projected obligations under the TRAs. This liability, or a portion thereof, becomes payable once the tax attributes under the TRAs reduce the Company’s current income tax liability which would have been otherwise due absent such tax attributes. The liability will be reduced to the extent the tax attributes are expected to expire or otherwise cannot be applied to reduce the Company’s tax liabilities. The TRA liability is classified as current or noncurrent based on the expected date of payment and are included in our Consolidated Balance Sheets under the captions Current portion of tax receivable agreements liability and Tax receivable agreements liability, net of current portion, respectively.
The TRA remeasurement gains and losses are recorded within Other (income) loss, net on our Consolidated Statements of Operations. For the year ended December 31, 2025, we recognized a TRA remeasurement gain of $6.9 million principally due to a revaluation for the blended state tax rate. For the year ended December 31, 2024, we recognized a TRA remeasurement loss of $38.5 million principally due to a revaluation for the blended state tax rate, an increase to the cumulative liability due to TRA Holders resulting from a reduction in the management allocation percent withheld, and interest expense accrued on the current portion of the TRA liability. For the year ended December 31, 2023, we recognized a TRA remeasurement gain of $160.7 million principally due to a reduction in our future blended state tax rate resulting from Massachusetts legislation enacted in 2023 and to reduce TRA-related attributes that did not achieve tax savings under the terms of the TRA.
During the years ended December 31, 2025, 2024, and 2023, the Company made TRA payments of $23.6 million, $94.0 million, and zero, respectively.
Note 16 - Income Taxes
The components of income before provision for income taxes were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Domestic	$175.4	$16.3	$378.0
Foreign	18.9	15.0	10.8
Income before income taxes	$194.3	$31.3	$388.8
The Provision for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current:
Federal	$0.3	$0.4	$—
State	0.3	0.6	(0.3)
Foreign	7.0	7.1	5.1
Total current tax expense	$7.6	$8.1	$4.8

Deferred:
Federal	$41.5	$16.3	$58.3
State	22.0	(21.0)	218.6
Foreign	(1.0)	(1.2)	(0.2)
Total deferred tax expense (benefit)	$62.5	$(5.9)	$276.7

Provision for income taxes	$70.1	$2.2	$281.5

Note 16 - Income Taxes (continued)
The following is a reconciliation between the U.S. federal statutory tax rate and our effective tax rate for the current year, expressed in millions and as a percentage of income before income taxes:

	Year Ended December 31, 2025
	Amount	Percent
Tax expense computed at U.S. federal statutory rate	$40.8	21.0%
State and local income taxes, net of federal income tax effect⁽¹⁾	16.8	8.6%
Foreign tax effects:
Israel:
Stock-based compensation⁽²⁾	2.5	1.3%
Other	(1.0)	(0.5)%
Other foreign jurisdictions	0.4	0.2%
Effect of cross-border tax laws	(0.3)	(0.2)%
Tax credits:
Research and development tax credits	(4.1)	(2.1)%
Nontaxable or nondeductible items:
Stock-based compensation⁽²⁾	10.3	5.3%
Other nondeductible expenses	2.3	1.2%
Changes in unrecognized tax benefits	1.7	0.9%
Other Adjustments	0.7	0.4%
Effective income tax rate	$70.1	36.1%
__________________
(1)For the year ended December 31, 2025, state taxes in New York, California, and Arizona made up the majority of the tax effect in this category.
(2)Stock-based compensation includes nondeductible equity compensation and tax effects of shortfalls and windfalls.

Note 16 - Income Taxes (continued)

The following is a reconciliation between the U.S. federal statutory tax rate and our effective tax rate, expressed as a percentage of income before taxes:

	Year Ended December 31,
	2024	2023
Tax expense computed at U.S. federal statutory rate	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	26.5%	6.9%
Effects of changes in state tax law and apportionment	(96.1)%	35.6%
Effects of non-U.S. operations	7.6%	1.2%
Stock-based compensation	53.1%	5.5%
Non-deductible executive compensation	2.9%	0.5%
Tax credits	(35.1)%	(1.4)%
Changes in valuation allowance	16.6%	1.5%
Unrecognized tax benefits	6.4%	1.9%
Non-deductible TRA Remeasurement	0.6%	(0.2)%
Other non-deductible expenses	3.7%	0.1%
Other	—%	(0.2)%
Effective income tax rate	7.2%	72.4%
The Company made income tax payments (net of refunds received) during the year ended December 31, 2025, as follows:

(in millions)	Year Ended December 31, 2025
Federal	$(0.1)
State	0.1
Foreign:
Israel	7.1
India	0.9
Other foreign jurisdictions	0.2
Foreign Subtotal	$8.2
Total cash paid for income taxes (net of refunds received)	$8.2
Total cash paid for income taxes were $13.8 million and $12.2 million during the years ended December 31, 2024 and 2023, respectively.

Note 16 - Income Taxes (continued)
Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year Ended December 31,
(in millions)	2025	2024
Deferred tax assets:
Capitalized research expenditures	$49.1	$92.5
Operating lease liabilities	64.8	35.9
Stock-based compensation	14.2	14.9
Goodwill	2,911.4	3,145.9
Interest expense carryforwards	16.3	35.0
Net operating loss carryforwards	657.1	443.7
Credit carryforwards	28.5	23.6
Other	11.9	13.6
Total deferred tax assets	$3,753.3	$3,805.1
Valuation allowance	(9.9)	(10.9)
Deferred tax assets, net of valuation allowance	$3,743.4	$3,794.2

Deferred tax liabilities:
Deferred commissions	$21.2	$17.0
Operating lease right-of-use assets	32.0	20.4
Acquired intangible assets	22.0	33.1
Cash flow hedge - Accumulated Other Comprehensive Income	0.3	5.1
Deferred tax on foreign earnings	3.8	2.4
Other	5.6	1.0
Total deferred tax liabilities	$84.9	$79.0

Net deferred tax assets	$3,658.5	$3,715.2
As of December 31, 2025, the Company had gross U.S. federal net operating losses of $2,563.5 million, excess business interest expense carryforwards under IRC Sec. 163(j) of $67.7 million, and tax credit carryforwards of $32.0 million. As of December 31, 2024, the Company had gross U.S. federal net operating losses of $1,677.4 million, excess business interest expense carryforwards under IRC Sec. 163(j) of $148.6 million, and tax credit carryforwards of $27.9 million. The Company’s federal net operating losses and excess business interest expense carryforwards can be carried forward indefinitely, with the exception of $6.4 million of net operating losses generated before 2018 which expire between 2034 and 2037. Our federal tax credits will begin to expire in 2037. As of December 31, 2025, the Company had $2,145.6 million of gross state net operating losses, of which $77.6 million expires before 2035, $1,864.1 million expires between 2035 and 2055, and the remaining $203.9 million remains available to be carried forward indefinitely. The Company also had $3.7 million of state tax credits, which begin to expire in 2030.
After consideration of all positive and negative evidence, including scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax planning strategies, and results of recent operations, management determined that it is more likely than not that a portion of our deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $9.9 million and $10.9 million as of December 31, 2025 and 2024, respectively. The decrease in the valuation allowance as of December 31, 2025 as compared to December 31, 2024 is primarily due to release of valuation allowances on certain state and local net operating losses that are more likely than not to be realized due to state-specific carryforward periods.

Note 16 - Income Taxes (continued)
We regularly evaluate the positions taken, or expected to be taken on tax returns, to determine if they constitute uncertain tax positions. Unrecognized tax benefits are reflected in our Consolidated Balance Sheets as a reduction of Deferred tax assets. If recognized, all unrecognized tax benefits at December 31, 2025 would affect the effective tax rate.
A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Beginning balance	$14.6	$12.6	$5.1
Gross increases in unrecognized tax benefits – prior year tax positions	0.5	1.0	11.4
Gross decreases in unrecognized tax benefits – prior year tax positions	—	(0.6)	(5.3)
Gross increases in unrecognized tax benefits – current year tax positions	1.2	1.6	1.4
Ending balance	$16.3	$14.6	$12.6
Our policy is to record interest and penalties related to income taxes as a component of income tax expense. No interest or penalties have been accrued with respect to uncertain tax positions through December 31, 2025, as the Company has no tax due because of significant net operating loss carryforwards.

The OECD has issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two Model Rules, which call for a minimum tax of 15% on large corporations. A number of countries, including Israel and the United Kingdom, are currently proposing or have enacted legislation to implement core elements of the Pillar Two proposal. We are closely monitoring developments and evaluating their potential impact. Enactments effective in 2025 did not have a significant impact on our 2025 financial results, nor do we anticipate a significant impact on our financial results during the transition period due to safe harbor relief.

Our foreign earnings are available for repatriation to the United States, and we accrue a liability for the tax we expect to apply upon repatriation. As of December 31, 2025 and 2024, we accrued $3.8 million and $2.4 million, respectively, for foreign withholding tax, which were included in Deferred tax liabilities in our Consolidated Balance Sheets.
The Company files income tax returns in the United States and various foreign jurisdictions where the Company has operations. The Company remains open to examination in the United States from 2014, in Israel from 2021, and in the United Kingdom from 2024. We consider our major state jurisdictions to be California, New York, and Massachusetts, and remain subject to examination in these states from 2015, 2017, and 2021, respectively. One of the Company’s subsidiaries is undergoing a federal tax audit in the United States with respect to its 2021 tax year.
Note 17 - Subsequent Events
Management has evaluated subsequent events from December 31, 2025 through the date the financial statement was available to be issued and has determined there are no material subsequent events that require disclosure other than as described below.
Share Repurchase Program
In February 2026, our board of directors authorized an additional $1.0 billion in repurchases under the Share Repurchase Program. Refer to Note 10 - Stockholders' Equity for additional information regarding the Share Repurchase Program.
Subsequent to December 31, 2025 and up through February 6, 2026, the Company repurchased and subsequently retired 2,713,866 shares of the Company’s common stock in the open market at a cost of $25.7 million for an average price of $9.45 per share, under the Share Repurchase Program described further in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the board of directors, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, "Financial Statements and Supplementary Data", of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Except as described in the two immediately following paragraphs, during the Company’s fiscal quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a trading arrangement intended to satisfy the affirmative conditions of Rule 10b5-1(c) of the Exchange Act (such arrangement, a “Rule 10b5-1 trading arrangement”).
On December 12, 2025, Ashley McGrane, Executive Vice President, General Counsel and Corporate Secretary of the Company, adopted a Rule 10b5-1 trading arrangement. The duration of the Rule 10b5-1 trading arrangement commences on February 18, 2026, and ends on November 5, 2026. The Rule 10b5-1 trading arrangement provides for the sale of a portion of the net shares acquired by Ms. McGrane (net of shares withheld to cover the recipient’s tax liability in connection with vesting) resulting from the vesting of up to a maximum of 99,964 previously granted restricted stock units. The volume of sales will be determined, in part, based on pricing triggers outlined in the Rule 10b5-1 trading arrangement, with a maximum potential sale under the plan of up to 25% of the vested shares from such awards during the term of the plan. Ms. McGrane’s Rule 10b5-1 trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.
On November 7, 2025, James Roth, Chief Revenue Officer of the Company, adopted a Rule 10b5-1 trading arrangement. The duration of the Rule 10b5-1 trading arrangement commences on February 18, 2026, and ends on December 31, 2026. The Rule 10b5-1 trading arrangement provides for the sale of a portion of the net shares acquired by Mr. Roth (net of shares withheld to cover the recipient’s tax liability in connection with vesting) resulting from the vesting of up to a maximum of 455,477 previously granted restricted stock units, which includes 115,000 performance-based RSUs that could vest subject to the achievement of performance conditions at the target level. The volume of sales will be determined, in part, based on pricing triggers outlined in the Rule 10b5-1 trading arrangement, with a maximum potential sale under the plan of up to 50% of the vested shares from such awards during the term of the plan. Mr. Roth’s Rule 10b5-1 trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller, or persons performing similar functions, which is posted on our website. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K, and is available under the “Governance” heading of the investor relations portion of our website, https://ir.zoominfo.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website. The information contained on, or accessible from, our website is not part of this Form 10-K by reference or otherwise.
The remaining information required by this item will be included in our definitive Proxy Statement relating to our 2026 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025 (the “2026 Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this Form 10-K:
1. Financial Statements: Our Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Form 10-K.
2. Financial Statement Schedules: All other schedules have been omitted as the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.
3. Exhibits: Except as otherwise noted below, the exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
2.1	Agreement and Plan of Merger, dated as of October 29, 2021, by and among ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.), ZoomInfo Intermediate Inc. (formerly ZoomInfo Technologies Inc.) and ZoomInfo Merger Sub 1 Inc.	8-K filed November 1, 2021	001-39310	2.1
2.2	Agreement and Plan of Merger, dated as of October 29, 2021, by and among ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.), ZoomInfo Holdings LLC and ZoomInfo Merger Sub 2 LLC	8-K filed November 1, 2021	001-39310	2.2
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc. (formerly ZoomInfo NewCo Inc.)	10-Q filed October 30, 2023	001-39310	3.2
4.1	Description of Capital Stock	10-K filed February 24, 2022	001-39310	4.1
4.2	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto and Wells Fargo, National Association, as trustee	8-K filed February 2, 2021	001-39310	4.1
4.3	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.4	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.2)	8-K filed February 2, 2021	001-39310	4.1
10.1	Sixth Amended and Restated Limited Liability Company Agreement of ZoomInfo Holdings LLC, dated as of October 29, 2021	10-K filed February 24, 2022	001-39310	10.1
10.2	Exchange Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.3
10.3	Amendment No. 1, dated as of August 20, 2021, to the Exchange Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	10-Q filed November 1, 2021	001-39310	10.3
10.4	Amendment No. 2, dated as of October 29, 2021, to the Exchange Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed November 1, 2021	001-39310	10.1
10.5	Reorganization Tax Receivable Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.4
10.6	Amendment No. 1, dated as of August 20, 2021, to the Reorganization Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	10-Q filed November 1, 2021	001-39310	10.2
10.7	Amendment No. 2, dated as of October 29, 2021, to the Reorganization Tax Receivable Agreement, dated as of June 3, 2020, among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed November 1, 2021	001-39310	10.2
10.8	Registration Rights Agreement, dated as of June 8, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time a party thereto	8-K filed June 8, 2020	001-39310	10.5
10.9	Stockholders Agreement, dated as of June 3, 2020, by and among ZoomInfo Technologies Inc. and each of the other persons from time to time party thereto	8-K filed June 8, 2020	001-39310	10.6
10.10†	ZoomInfo Technologies Inc. 2020 Omnibus Incentive Plan	8-K filed June 8, 2020	001-39310	10.7
10.11†	ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	8-K filed June 8, 2020	001-39310	10.8

10.12†	Amendment No. 1 to the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan	10-K filed February 16, 2023	001-39310	10.12
10.13†	Form of Indemnification Agreement	S-1/A filed May 27, 2020	333-236674	10.9
10.14	First Lien Credit Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the guarantors party thereto from time to time, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer, and the other lenders and L/C issuers party thereto	S-1 filed February 27, 2020	333-236674	10.10
10.15	Amendment No. 1 to the First Lien Credit Agreement, dated February 19, 2020, by and among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	S-1 filed February 27, 2020	333-236674	10.11
10.16	Amendment No. 2 to First Lien Credit Agreement, dated February 2, 2021, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), ZoomInfo Technologies LLC, ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), Morgan Stanley Bank, N.A., as the new term loan lender, the revolving credit lenders party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed February 2, 2021	001-39310	10.1
10.17	Amendment No. 3 to First Lien Credit Agreement, dated July 20, 2021, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), Morgan Stanley Bank, N.A., as the 2021-1 incremental first lien term loan lender and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed July 20, 2021	001-39310	10.1
10.18	Amendment No. 4 to First Lien Credit Agreement, dated December 30, 2022, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), Morgan Stanley Bank, N.A., as the 2021-1 incremental first lien term loan lender and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	10-K filed February 16, 2023	001-39310	10.18
10.19	Amendment No. 5 to First Lien Credit Agreement, dated February 28, 2023, by and among ZoomInfo, LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer.	8-K filed March 2, 2023	001-39310	10.1
10.20	Amendment No. 6 to First Lien Credit Agreement, dated as of December 8, 2023, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed December 11, 2023	001-39310	10.1
10.21	Amendment No. 7 to First Lien Credit Agreement, dated as of June 10, 2024, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed June 12, 2024	001-39310	10.1
10.22	First Lien Security Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the grantors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as collateral agent	S-1 filed February 27, 2020	333-236674	10.12
10.23	First Lien Holdings Guaranty, dated as of February 1, 2019, among DiscoverOrg Midco, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.13
10.24	First Lien Subsidiary Guaranty, dated as of February 1, 2019, among the guarantors party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent	S-1 filed February 27, 2020	333-236674	10.14
10.25	First Lien Intercompany Subordination Agreement, dated as of February 1, 2019, among DiscoverOrg, LLC, DiscoverOrg Midco, LLC, the subordinated creditors and obligors party thereto from time to time and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent	S-1 filed February 27, 2020	333-236674	10.15

10.26†	Employment Agreement, dated as of May 27, 2020, between ZoomInfo Technologies Inc., ZoomInfo OpCo and Henry Schuck	8-K filed June 8, 2020	001-39310	10.9
10.27†	Form of Standard Employee Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.28
10.28†	Form of Leverage Restoration Stock Option Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.30
10.29†	Form of Standard Employee Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	10-K filed February 16, 2023	001-39310	10.30
10.30†	Form of Non-Employee Director Annual Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.32
10.31†	Form of Non-Employee Director Sign-On Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.33
10.32†	Form of Restrictive Covenant Agreement Exhibit to Employee Equity Awards under 2020 Omnibus Incentive Plan	S-1/A filed May 22, 2020	333-236674	10.36
10.33†	Form of Performance Restricted Stock Unit Agreement under 2020 Omnibus Incentive Plan	10-Q filed August 4, 2025	001-39310	10.1
10.34†	CEO Premium-Priced Performance Stock Option Award Agreement dated November 26, 2025	8-K filed November 28, 2025	001-39310	10.1
10.35†	Employment Agreement dated February 11, 2025, between the Company and James Roth	10-K filed February 25, 2025	001-39310	10.39
10.36†	Employment Agreement dated February 11, 2025, between the Company and Ashley McGrane	10-K filed February 25, 2025	001-39310	10.40
10.37†	Employment Agreement dated August 1, 2025, between the Company and M. Graham O’Brien	10-Q filed August 4, 2025	001-39310	10.2
19.1	Securities Trading Policy	10-K filed February 25, 2025	001-39310	19.1
+21.1	Subsidiaries of ZoomInfo Technologies Inc.
+23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	ZoomInfo Technologies Inc. Clawback Policy	10-K filed February 15, 2024	001-39310	97.1
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Management contract or compensatory plan or arrangement.
* The certifications attached as Exhibit 32.1 that accompany this Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of ZoomInfo Technologies Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of February, 2026.

ZOOMINFO TECHNOLOGIES INC.

By:	/s/ Henry Schuck
Name: Henry Schuck Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Henry Schuck	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 12, 2026
Henry Schuck

/s/ Keith Enright	Director	February 12, 2026
Keith Enright

/s/ Ashley Evans	Director	February 12, 2026
Ashley Evans

/s/ Robert Giglio	Director	February 12, 2026
Robert Giglio

/s/ Alison Gleeson	Director	February 12, 2026
Alison Gleeson

/s/ Mark Mader	Director	February 12, 2026
Mark Mader

/s/ Domenic Maida	Director	February 12, 2026
Domenic Maida

/s/ Katie Rooney	Director	February 12, 2026
Katie Rooney

/s/ D. Randall Winn	Director	February 12, 2026
D. Randall Winn

/s/ Owen Wurzbacher	Director	February 12, 2026
Owen Wurzbacher

/s/ M. Graham O’Brien	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2026
M. Graham O’Brien