Form 10-Q
period 2026-03-31
ZoomInfo Technologies Inc.
filed 2026-05-11
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of April 30, 2026, there were 294,718,034 shares of the registrant’s common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2026

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
The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Quarterly Report on Form 10-Q, other factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K of ZoomInfo Technologies Inc. for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 (the “2025 Form 10-K”), and in other reports we file from time to time with the SEC:
Risks Related to Our Business and Industry
◦Our current and potential customers may reduce spending on sales, marketing, recruiting and other technology and information as a result of weaker economic conditions, which could harm our revenue, results of operations, and cash flows;
◦We may be unable to attract new customers, renew existing subscriptions, expand subscriptions of current customers, and collect revenue from our customers, which could harm our revenue growth, cash flows, and profitability;
◦If we are not able to obtain and maintain accurate, comprehensive, or reliable data, we could experience reduced demand for our products and services, which would have a material adverse effect on our business, results of operations, and financial condition;
◦Other technology companies, including various small and medium-sized businesses who focus on B2B sales and marketing intelligence, have become, and larger and better-funded companies with significant resources may shift their existing business models to become, more competitive with us;
◦We experience competition from other companies and technologies that allow businesses to gather and aggregate sales, marketing, recruiting, and other data, and we may in the future face competition from prominent large-language-model (LLM) providers and generative AI companies, and any of their competing products and services could provide greater appeal to our customers;
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
◦Our business could be negatively affected by changes in search engine algorithms, including search engine optimization (SEO), artificial intelligence optimization (AIO) and other traffic-generating arrangements and dynamics;

◦We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract, integrate, and retain these and other highly skilled employees could harm our business;
◦If we fail to maintain, upgrade, or implement adequate operational and financial resources, including our IT systems, we may be unable to execute our business plan;
◦As we acquire and invest in companies or technologies, we may not realize expected business or financial benefits and the acquisitions or investments could prove difficult to integrate, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition; and
◦Sustainability and related reporting obligations expose us to risks that could adversely affect our reputation and performance.
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
◦Investing in our AI capability introduces risks, which, if realized, could adversely impact our business;
◦Our customers or unauthorized parties could use our products and services in a manner that is contrary to our values or applicable law, which could harm our relationships with consumers, customers, or employees or expose us to litigation or harm our reputation;
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
◦Failure to maintain effective internal controls over financial reporting in accordance with Section 404 of SOX could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business;
◦Because we recognize subscription revenue over the subscription term, downturns or upturns in new sales and renewals are not immediately reflected in full within our results of operations;
◦We anticipate increasing operating expenses in the future, and we may not be able to maintain profitability;
◦We have a significant amount of goodwill and intangible assets on our balance sheet, and our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets;
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
Risks Related to Geopolitical and Macroeconomic Factors
◦Operations and sales outside the United States expose us to risks inherent in international operations; and
◦Global economic uncertainty and catastrophic events, including global pandemics, continued hostilities between the United States and Iran, Russia and Ukraine, and Israel and Hamas, as well as other geopolitical conflicts, have and may disrupt our business and adversely impact our business and future results of operations and financial condition.
Risks Related to Our Organizational Structure
◦ZoomInfo Technologies Inc. is a holding company, its only material assets are its interests in ZoomInfo Intermediate Inc. and ZoomInfo Holdings LLC, and ZoomInfo Technologies Inc. is accordingly dependent upon distributions from ZoomInfo Intermediate Inc. and its subsidiaries to pay taxes, make payments under the Tax Receivable Agreements, and pay dividends;
◦ZoomInfo Technologies Inc. is required to pay our Pre-IPO Owners for most of the benefits relating to any additional tax deductions and tax attributes that we may claim as a result of the ZoomInfo Tax Group’s share of existing tax basis acquired in the IPO and increases in its share of existing tax basis, including tax basis received in connection with sales or exchanges of units of ZoomInfo Holdings LLC that occurred after the IPO;
◦In certain cases, payments under our Tax Receivable Agreements may be accelerated and/or significantly exceed the actual benefits the ZoomInfo Tax Group realizes in respect of the tax attributes subject to such agreements; and
◦The acceleration of payments under our Tax Receivable Agreements in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our common stock.

Risks Related to Ownership of Our Common Stock
◦Certain parties to our stockholders agreement continue to have influence over us, and their interests may conflict with ours or yours in the future; and
◦Anti-takeover provisions in our organizational documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

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
Website Disclosure
The Company intends to use its website as a distribution channel of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website. Accordingly, we encourage investors and other interested persons to monitor the investor relations portion of our website at https://ir.zoominfo.com and to follow our press releases, SEC filings, and public conference calls and webcasts (which are not incorporated herein or otherwise a part of this Form 10-Q). In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section of our investor relations page at https://ir.zoominfo.com. The information on or that can be accessed through our website is not incorporated herein or otherwise a part of this Form 10-Q, and the inclusion of our website address is an inactive textual reference only.
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$171.2	$175.9
Short-term investments	4.0	4.0
Accounts receivable, net of allowance of $12.0 and $11.3, respectively	183.8	225.6
Prepaid expenses and other current assets	51.0	48.5
Total current assets	$410.0	$454.0

Restricted cash, non-current	10.0	9.8
Property and equipment, net	171.6	162.6
Operating lease right-of-use assets, net	109.5	113.3
Intangible assets, net	204.6	217.3
Goodwill	1,692.7	1,692.7
Deferred tax assets	3,647.1	3,662.3
Deferred costs and other assets, net of current portion	124.2	127.5
Total assets	$6,369.7	$6,439.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21.3	$31.3
Accrued expenses and other current liabilities	88.8	115.1
Unearned revenue, current portion	476.1	474.6
Current portion of operating lease liabilities	6.4	6.0
Current portion of long-term debt	5.9	5.9
Total current liabilities	$598.5	$632.9

Unearned revenue, net of current portion	3.1	3.2
Tax receivable agreements liability	2,730.4	2,731.9
Operating lease liabilities, net of current portion	240.8	239.2
Long-term debt, net of current portion	1,317.2	1,318.1
Deferred tax liabilities	4.0	3.8
Other long-term liabilities	2.1	1.7
Total liabilities	$4,896.1	$4,930.8

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 296,079,543 and 307,293,985 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	$2.9	$3.0
Preferred stock, par value $0.01; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; zero issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital ("APIC")	1,003.0	1,068.1
Accumulated other comprehensive income ("AOCI")	1.8	1.0
Retained earnings	465.9	436.6
Total stockholders' equity	$1,473.6	$1,508.7
Total liabilities and stockholders' equity	$6,369.7	$6,439.5
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$310.2	$305.7
Cost of revenue:
Cost of service(1)	43.5	37.8
Amortization of acquired technology	7.5	9.5
Gross profit	$259.2	$258.4
Operating expenses:
Sales and marketing(1)	103.3	106.0
Research and development(1)	42.1	51.1
General and administrative(1)	50.8	45.8
Amortization of other acquired intangibles	5.1	5.2
Total operating expenses	$201.3	$208.1
Income from operations	$57.9	$50.3
Interest expense, net	13.5	9.8
Other loss, net	0.1	0.9
Income before income taxes	$44.3	$39.6
Provision for income taxes	15.0	12.8
Net income	$29.3	$26.8

Net income per share of common stock:
Basic	$0.10	$0.08
Diluted	0.10	0.08
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of service	$2.6	$2.8
Sales and marketing	8.1	11.4
Research and development	7.1	8.6
General and administrative	7.7	6.8
Total equity-based compensation expense	$25.5	$29.6
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$29.3	$26.8
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedges	$2.6	$0.1
Reclassification of realized gain on settlement of cash flow hedges	(1.5)	(4.9)
Other comprehensive income (loss), before tax	$1.1	$(4.8)
Tax effect	(0.3)	1.2
Other comprehensive income (loss), net of tax	$0.8	$(3.6)
Comprehensive income	$30.1	$23.2
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited)

	Common Stock		APIC	AOCI	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2025	307,293,985	$3.0	$1,068.1	$1.0	$436.6	$1,508.7
Issuance of common stock upon vesting of RSUs	1,995,507	—	—	—	—	—
Shares withheld related to net share settlement	(110,159)	—	(0.9)	—	—	(0.9)
Repurchase of common stock	(13,099,790)	(0.1)	(91.1)	—	—	(91.2)
Net income	—	—	—	—	29.3	29.3
Other comprehensive income	—	—	—	0.8	—	0.8
Equity-based compensation expense	—	—	26.9	—	—	26.9
Balance, March 31, 2026	296,079,543	$2.9	$1,003.0	$1.8	$465.9	$1,473.6

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited) (continued)

	Common Stock		APIC	AOCI	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	342,027,974	$3.4	$1,362.9	$14.8	$312.4	$1,693.5
Issuance of common stock upon vesting of RSUs	1,417,178	—	—	—	—	—
Shares withheld related to net share settlement	(502,692)	—	(5.4)	—	—	(5.4)
Repurchase of common stock	(8,598,274)	(0.1)	(95.8)	—	—	(95.9)
Net income	—	—	—	—	26.8	26.8
Other comprehensive loss	—	—	—	(3.6)	—	(3.6)
Equity-based compensation expense	—	—	30.7	—	—	30.7
Balance, March 31, 2025	334,344,186	$3.3	$1,292.4	$11.2	$339.2	$1,646.1
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Three Months Ended March 31,
	2026	2025

Operating activities:
Net income	$29.3	$26.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.4	22.1
Amortization of debt discounts and issuance costs	0.6	0.6
Amortization of deferred commissions costs	24.3	21.4
Asset impairments and lease abandonment charges	4.0	—
Equity-based compensation expense	25.5	29.6
Deferred income taxes	15.1	11.2
Tax receivable agreement remeasurement	(1.4)	1.2
Provision for bad debt expense	5.9	4.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	35.9	37.9
Prepaid expenses and other current assets	(0.5)	(4.2)
Deferred costs and other assets, net of current portion	(17.5)	(16.1)
Accounts payable	(8.5)	(1.9)
Accrued expenses and other liabilities	(20.9)	(20.2)
Unearned revenue	1.5	6.5
Net cash provided by operating activities	$114.7	$119.2

Investing activities:
Purchases of investments	$(0.5)	$(4.0)
Maturities of investments	0.5	—
Purchases of property and equipment and other assets	(24.1)	(14.8)
Right-of-use asset initial direct costs	(1.9)	—
Net cash used in investing activities	$(26.0)	$(18.8)

Financing activities:
Repayment of debt	$(1.5)	$(1.5)
Taxes paid related to net share settlement of equity awards	(0.8)	(5.4)
Repurchase of common stock	(90.9)	(95.0)
Net cash used in financing activities	$(93.2)	$(101.9)

Net decrease in cash, cash equivalents, and restricted cash	$(4.5)	$(1.5)
Cash, cash equivalents, and restricted cash at beginning of period	185.7	149.0
Cash, cash equivalents, and restricted cash at end of period	$181.2	$147.5

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Three Months Ended March 31,
	2026	2025
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$171.2	$138.5
Restricted cash, non-current	10.0	9.0
Total cash, cash equivalents, and restricted cash	$181.2	$147.5

Supplemental disclosures of cash flow information:
Interest paid in cash	$20.6	$16.8

Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$9.2	$5.2
Equity-based compensation included in capitalized software	1.4	1.1
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
The Company’s headquarters is located in Vancouver, Washington, and we have additional offices throughout the United States, and offices internationally in Israel, Canada, the United Kingdom, India, and Ireland.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Company’s 2025 Form 10-K.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2026 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of March 31, 2026, changes in stockholders’ equity and results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from those described in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies in our 2025 Form 10-K.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Supplemental Financial Statement Information
Prepaid expenses and other current assets primarily consist of prepaid expenses, derivative assets, contract assets, and other current assets. Prepaid expenses were $26.2 million and $22.6 million as of March 31, 2026 and December 31, 2025, respectively.
Commissions payable at March 31, 2026 were $13.5 million, of which the current portion of $13.1 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $0.4 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2025 were $26.3 million, of which the current portion of $25.7 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $0.6 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2026, the Board authorized an additional $1.0 billion bringing the aggregate total authorizations as of March 31, 2026 to $2.6 billion, of which $1,140.1 million remained available and authorized for repurchases.
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
During the three months ended March 31, 2026, the Company repurchased and subsequently retired 13,099,790 shares of common stock at an average price of $6.91 per share, for an aggregate $90.5 million. During the three months ended March 31, 2025, the Company repurchased and subsequently retired 8,598,274 shares of common stock at an average price of $11.05 per share, for an aggregate $95.0 million.
During the three months ended March 31, 2026, and 2025, the Company recorded the associated excise taxes of $0.7 million and $0.8 million, respectively.
Reclassifications
Certain reclassifications have been made in the consolidated financial statements to conform previously reported amounts to current year presentation. These reclassifications had no impact on the previously reported net income or comprehensive income.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-09. Derivatives and Hedging (Topic 815). Hedge Accounting Improvements, which makes targeted improvements to the hedge accounting model. The amendments address five specific areas, including expanding the hedged risks permitted to be aggregated in groups of forecasted transactions, introducing an optional model for hedging choose-your-rate debt instruments, expanding hedge accounting for forecasted purchases and sales of nonfinancial assets, eliminating the net written option test in certain instances, and eliminating recognition and presentation mismatches for dual hedge strategies. The standard is effective for the Company for annual periods beginning January 1, 2027, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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
Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended March 31,
(in millions)	2026	2025
Subscription	$303.5	$301.9
Usage-based	5.4	3.2
Other	1.3	0.6
Total revenue	$310.2	$305.7
Subscription revenue is comprised primarily of go-to-market business intelligence tools that allow our customers to access our software-as-a-service (“SaaS”) to support sales, marketing, and recruiting processes, which include data, analytics, and insights to provide accurate and comprehensive intelligence on organizations and professionals. Our customers use our platform to identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle.
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
Other revenue is comprised largely of implementation and professional services fees and is recognized to other revenue as services are delivered.

Note 2 - Revenue from Contracts with Customers (continued)
Of the total revenue recognized in the three months ended March 31, 2026, $240.4 million was included in the unearned revenue balance as of December 31, 2025. Of the total revenue recognized in the three months ended March 31, 2025, $242.7 million was included in the unearned revenue balance as of December 31, 2024. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.
Significant Customers
No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2026 and 2025, or accounted for more than 10% of accounts receivable as of March 31, 2026 and December 31, 2025.
Contract Assets and Unearned Revenue
The Company’s standard billing terms typically require payment at the beginning of each annual, semi-annual, or quarterly period.
As of March 31, 2026 and December 31, 2025, the Company had contract assets of $4.1 million and $5.2 million, respectively, which are recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets.
As of March 31, 2026 and December 31, 2025, the Company had unearned revenue of $479.2 million and $477.8 million, respectively. Changes in unearned revenue are primarily due to seasonality, the compounding effects of renewals, invoice duration, invoice timing, transaction size, and new business timing within the quarter.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of March 31, 2026	$860.9	$322.5	$1,183.4
As of December 31, 2025	887.4	365.0	1,252.4
Note 3 - Investments
Investments consisted of the following as of March 31, 2026:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1.5	$—	$—	$1.5
Securities guaranteed by U.S. government	2.5	—	—	2.5
Total investments	$4.0	$—	$—	$4.0

Note 3 - Investments (continued)
Investments consisted of the following as of December 31, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1.5	$—	$—	$1.5
Securities guaranteed by U.S. government	2.5	—	—	2.5
Total investments	$4.0	$—	$—	$4.0
Refer to Note 8 - Fair Value for further information regarding the fair value of our financial instruments.
The following table summarizes the estimated fair value of our securities classified as Short-term investments or long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets) based on stated effective maturities as of March 31, 2026 and December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
Due within one year	$4.0	$4.0
Total	$4.0	$4.0
Note 4 - Property and Equipment
The Company’s property and equipment consist of the following:

	March 31,	December 31,
(in millions)	2026	2025
Property and equipment, gross	$287.0	$269.0
Less: accumulated depreciation	(115.4)	(106.4)
Property and equipment, net	$171.6	$162.6
Depreciation expense was $8.8 million and $7.4 million for the three months ended March 31, 2026 and 2025, respectively.
Note 5 - Goodwill and Acquired Intangible Assets
Goodwill was $1,692.7 million as of March 31, 2026 and December 31, 2025. There were no events or circumstances indicating that goodwill might be impaired as of March 31, 2026 and December 31, 2025.

Note 5 - Goodwill and Acquired Intangible Assets (continued)
Intangible assets, other than goodwill, consisted of the following as of March 31, 2026 and December 31, 2025, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$288.1	$(158.3)	$129.8
Acquired technology	331.3	(291.7)	39.6
Brand portfolio	11.5	(9.3)	2.2
Total intangible assets subject to amortization	$630.9	$(459.3)	$171.6

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(459.3)	$204.6

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$288.1	$(153.4)	$134.7
Acquired technology	331.3	(284.2)	47.1
Brand portfolio	11.5	(9.0)	2.5
Total intangible assets subject to amortization	$630.9	$(446.6)	$184.3

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(446.6)	$217.3
There were no events or circumstances indicating that indefinite-lived intangible assets might be impaired as of March 31, 2026 and December 31, 2025. Amortization expense was $12.6 million and $14.7 million for the three months ended March 31, 2026 and 2025, respectively.

Note 6 - Financing Arrangements
As of March 31, 2026 and December 31, 2025, the carrying values of the Company’s borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	March 31, 2026	December 31, 2025
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 1.75%	$578.0	$579.3
First Lien Revolving Credit Facility	February 1, 2019	February 28, 2028	SOFR + 2.10%	100.0	100.0
Senior Notes	February 2, 2021	February 1, 2029	3.875%	645.1	644.7
Total debt				$1,323.1	$1,324.0
Less: current portion				(5.9)	(5.9)
Total Long-term debt, net of current portion				$1,317.2	$1,318.1
The effective interest rate on the First Lien Term Loan was 5.66% and 5.71% as of March 31, 2026 and December 31, 2025, respectively.
Note 7 - Derivatives and Hedging Activities
For a description of our derivative instruments and hedging policies, refer to Note 7 – Derivatives and Hedging Activities in our 2025 Form 10-K.
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
As of March 31, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount (in millions)	Fixed Rate	Maturity Date
Interest rate swap contracts	Two	$425.0	3.280%	February 28, 2028
The Company expects to recognize approximately $1.6 million of net pre-tax gains from Accumulated other comprehensive income ("AOCI") as a reduction of Interest expense, net in the next twelve months associated with its interest rate swap. Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.

Note 7 - Derivatives and Hedging Activities (continued)
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026		December 31, 2025
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swap contracts(1)	$1.6	$—	$1.4	$—
Interest rate swap contracts(2)	0.9	—	—	—
Total designated derivative fair value	$2.5	$—	$1.4	$—
__________________
(1)Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2)Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.
The Company's interest rate swap agreements contain credit-risk related contingent features, including cross-default provisions, credit event upon merger provisions, and additional termination events tied to the Company's First Lien Credit Agreement, which could give rise to early termination. To mitigate counterparty credit risk, the Company transacts only with major financial institutions with high credit ratings and monitors counterparty risk on an ongoing basis. The Company is not required to pledge collateral related to these derivative instruments.
Note 8 - Fair Value
For a description of our fair value measurement policies and classification methodologies, refer to Note 8 – Fair Value in our 2025 Form 10-K.
The fair value of our First Lien Term Loan and Senior Notes was $576.3 million and $539.5 million as of March 31, 2026, and $577.8 million and $611.0 million as of December 31, 2025, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
Interest rate derivatives are valued using an income approach that projects future cash flows and discounts them to present value. Significant Level 2 inputs include observable market data such as SOFR and overnight index swap yield curves. The discount rates used reflect the collateralized or uncollateralized nature of the instrument and associated credit risk.
We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use an income valuation approach to value long-lived assets (when a market valuation approach is unavailable). Because these valuations contain unobservable inputs, we classify the measurement of fair value of long-lived assets as Level 3.

Note 8 - Fair Value (continued)
The fair value of our financial assets (liabilities) was determined using the following inputs (in millions):

Fair Value at March 31, 2026	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Certificates of deposit	$11.2	$—	$—
Money market mutual funds	1.3	—	—
Investments:(1)
Corporate debt securities	$—	$1.5	$—
Securities guaranteed by U.S. government	—	2.5	—
Derivative assets:(2)
Interest rate swap contracts	$—	$1.6	$—
Interest rate swap contracts	—	0.9	—
Total	$12.5	$6.5	$—

Measured on a non-recurring basis:
Assets:
Impaired lease-related assets(3)	$—	$—	$3.0
Total	$—	$—	$3.0

Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Certificates of deposit	$10.6	$—	$—
Money market mutual funds	1.2	—	—
Investments:(1)
Corporate debt securities	$—	$1.5	$—
Securities guaranteed by U.S. government	—	2.5	—
Derivative assets:(2)
Interest rate swap contracts	$—	$1.4	$—
Total	$11.8	$5.4	$—

Measured on a non-recurring basis:
Impaired lease-related assets(3)	$—	$—	$4.0
Total	$—	$—	$4.0
__________________
(1)Refer to Note 3 - Investments for further information regarding the fair value of our financial instruments.
(2)Refer to Note 7 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments.
(3)Consists of right-of-use lease assets recorded at fair value pursuant to impairment charges that occurred during the first quarter of 2026 and fourth quarter of 2025. Refer to Note 12 - Leases in our 2025 Form 10-K.
There were no transfers between fair value measurement levels during the three months ended March 31, 2026.

Note 9 - Commitments and Contingencies
Non-cancelable purchase obligations
For information related to outstanding non-cancelable purchase obligations and lease-related obligations, refer to the amounts disclosed in the audited financial statements in our 2025 Form 10-K. Amounts of non-cancelable purchase obligations mainly relate to third-party cloud hosting and software-as-a-service arrangements. For information regarding financing-related obligations, refer to Note 6 - Financing Arrangements.
Legal matters
We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. There are inherent uncertainties in these matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. Based on the information known by the Company as of the date of this filing, except where otherwise indicated, it is not possible to provide an estimated amount of any loss or range of loss that may occur with respect to these matters, including without limitation, the matters described below. Even if we believe these matters are without merit and are vigorously defending them, we may not be successful. Any litigation to which we are a party may be resolved adversely or we may be subject to an unfavorable judgment that may not be reversed upon appeal. We may also decide to settle litigation, disputes, or other legal proceedings in some instances on terms that are unfavorable to us. In addition, we may become subject to orders or consent decrees imposed by government or regulatory authorities. Adverse decisions and settlements could affect our operating results in future periods or result in a liability or other amounts material to our consolidated financial statements.
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
On December 12, 2024, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the Western District of Washington. A second derivative action was filed on February 4, 2025, in the United States District Court for the Western District of Washington. On March 3, 2025, the United States District Court for the Western District of Washington entered an order consolidating the first two derivative actions into one consolidated derivative action. That consolidated derivative action is stayed pending further developments in the securities action described above. A third derivative action was filed on March 25, 2026 in the Delaware State Court of Chancery. The factual allegations in all of the derivative cases mirror the securities case described above. The complaints assert violations of the United States securities laws and state fiduciary duty laws, in addition to common law claims involving unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The derivative cases seek, among other things, unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. The Company intends to vigorously defend against these lawsuits.
Note 10 - Earnings Per Share
The following tables set forth the computation of basic and diluted net income per share of common stock:

	Three Months Ended March 31,
(in millions, except shares and per share amounts)	2026	2025
Basic net income per share attributable to common stockholders
Numerator:
Net income	$29.3	$26.8
Denominator:
Weighted average number of shares of common stock outstanding	302,451,474	340,741,847
Basic net income per share attributable to common stockholders	$0.10	$0.08

Diluted net income per share attributable to common stockholders
Numerator:
Net income	$29.3	$26.8
Denominator:
Weighted average shares of common stock outstanding used to calculate diluted net income per share	302,451,474	340,741,847
Diluted net income per share attributable to common stockholders	$0.10	$0.08

Note 10 - Earnings Per Share (continued)
Potentially dilutive securities excluded due to their anti-dilutive effect were as follows:

	Three Months Ended March 31,
	2026	2025
Restricted stock units	14,134,205	13,614,370
CEO Premium-Priced Performance Option	9,678,000	—
Exercise of common stock options	189,014	226,924
Total anti-dilutive securities	24,001,219	13,841,294
For a description of the terms and conditions of these securities, refer to Note 13 – Equity-Based Compensation in our 2025 Form 10-K.
Note 11 - Leases
For a description of our lease accounting policies and practical expedients elected, refer to Note 12 – Leases in our 2025 Form 10-K.
Rent expense was $8.1 million, inclusive of $3.7 million related to lease restructuring activities, and $8.6 million, inclusive of $1.1 million related to the Waltham Lease Restructuring, for the three months ended March 31, 2026 and 2025, respectively.
Other information related to leases was as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$5.7	$2.2
Cash received for tenant incentive reimbursement	10.6	14.7
Note 12 - Equity-based Compensation
For a description of our equity-based compensation plans and related terms, refer to Note 13 – Equity-based Compensation in our 2025 Form 10-K.
Restricted Stock Units
Restricted stock unit activity for the three months ended March 31, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	16,327,640	$12.32
Granted	583,567	9.24
Granted - performance-based	19,100	6.56
Added by performance factor	169,313	9.61
Vested	(1,995,507)	13.48
Forfeited	(969,908)	11.93
Unvested at end of period	14,134,205	12.05

Note 12 - Equity-based Compensation (continued)
Unamortized Equity-based Compensation
As of March 31, 2026, unamortized equity-based compensation costs consist of the following:

(in millions)	Amount	Weighted Average Remaining Service Period (in years)
Restricted stock units	$134.3	1.8
HSKB Phantom Units	2.6	1.6
CEO Premium-Priced Performance Option	30.8	7.1
Total unamortized equity-based compensation cost	$167.7	2.8
Note 13 - Segment and Geographic Data
The Company operates as one operating segment, deriving revenues from customers by providing access to its go-to-market intelligence platform. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information on a consolidated basis and uses net income for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM also reviews total assets, as reported on our Consolidated Balance Sheets, and Purchases of property and equipment and other assets, as reported on our Consolidated Statements of Cash Flows.
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes Property and equipment, net and Operating lease right-of-use assets, net. As of March 31, 2026, long-lived assets held in the United States were $267.7 million, representing approximately 95% of the consolidated total. As of December 31, 2025, long-lived assets held in the United States were $257.1 million, representing approximately 93% of the consolidated total.
Contracts denominated in currencies other than U.S. Dollar were not material for the three months ended March 31, 2026 and 2025. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 11% and 12% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Revenue by geographic region is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
United States	$275.7	$269.5
Rest of World	34.5	36.2
Total revenue	$310.2	$305.7

Note 13 - Segment and Geographic Data (continued)
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue	$310.2	$305.7
Less:
Employee compensation expense(1)	102.9	114.7
Payroll tax and benefits expense	25.7	26.7
Technology expense	17.6	14.5
Marketing expense	9.7	9.3
Facilities expense	5.4	8.2
Bad debt expense	5.9	4.3
Hosting and infrastructure expense	12.3	9.8
Other segment items(2)	51.4	45.8
Depreciation and amortization expense	21.4	22.1
Interest expense, net	13.5	9.8
Other loss, net	0.1	0.9
Income tax expense	15.0	12.8
Net income	$29.3	$26.8
__________________
(1)Primarily includes employee-related salaries, bonuses, and commissions.
(2)Other segment items primarily include equity-based compensation expense.
Note 14 - Tax Receivable Agreements
For information related to our TRAs, refer to Note 15 - Tax Receivable Agreements in our 2025 Form 10-K.
As of March 31, 2026 and December 31, 2025, the Company had a liability of $2,730.4 million and $2,731.9 million, respectively, related to its projected obligations under the TRAs.
During the three months ended March 31, 2026 and 2025, we recognized a TRA measurement gain of $1.4 million and a TRA measurement loss of $1.2 million, respectively, within Other loss, net on our Consolidated Statements of Operations. TRA remeasurement gain or loss is principally due to revaluation for the blended state tax rate.
No payments were made to TRA holders pursuant to the TRA during the three months ended March 31, 2026 and 2025.
Note 15 - Income Taxes
The Company’s provision for income taxes for both the three months ended March 31, 2026 and 2025 was based on our projected annual effective tax rate for fiscal year 2026 and 2025, respectively, adjusted for specific items that are required to be recognized in the period in which they occur.
The effective tax rate, inclusive of items specific to the period, for the three months ended March 31, 2026 and 2025 was 33.9% and 32.2%, resulting in income tax expense of $15.0 million and $12.8 million, respectively.

Note 15 - Income Taxes (continued)
The Company’s projected 2026 annual effective tax rate differed from the U.S. federal statutory rate of 21.0% due to U.S. state taxes, non-deductible equity compensation expense, and foreign taxes, partially offset by research and development credits. Further, the Company’s annual effective tax rate includes period specific costs associated with shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial accounts.
The Company received income tax refunds, net of taxes paid, of $7.0 million during the three months ended March 31, 2026. Cash paid for income taxes was $2.9 million during the three months ended March 31, 2025.
Note 16 - Subsequent Events
Management has evaluated subsequent events from March 31, 2026 through the date the financial statement was available to be issued and has determined there are no material subsequent events that require disclosure other than as described below.
Share Repurchase Program
Subsequent to March 31, 2026 and up through April 30, 2026, the Company repurchased and subsequently retired 3,164,926 shares of the Company’s common stock in the open market at a cost of $18.6 million for an average price of $5.89 per share, under the Share Repurchase Program described further in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements.
First Lien Credit Agreement Amendment
On May 8, 2026, the Company entered into an amendment of its existing credit agreement that provided for, among other things, an increase to existing commitments under the First Lien Revolving Credit Facility by $26.0 million.
Restructuring Program
On May 5, 2026, the Company’s Board of Directors (the "Board") approved a restructuring program (the “2026 Restructuring Program”) in order to reduce operating costs and drive stronger operating leverage. The 2026 Restructuring Program is anticipated to entail a global reduction in force impacting approximately 20% of the Company’s ending first quarter headcount. Of the impacted roles, approximately one-fourth will be reallocated to or offset by hiring in different locations. The 2026 Restructuring Program is expected to be substantially complete by the end of 2026 resulting in estimated aggregate pre-tax charges in the range of $45.0 million to $60.0 million, the majority of which are expected to result in cash expenditures. These expenditures primarily consist of one-time termination benefits to affected employees, including but not limited to severance payments and benefits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included in our 2025 Form 10-K, the information included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2025 Form 10-K, and the unaudited consolidated financial statements and related notes included in Part I, Item 1 of this Form 10-Q. In addition to historical data, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in our forward-looking statements as a result of various factors, including but not limited to those discussed under “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q and under “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K. Numerical figures included in this Form 10-Q have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
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
Recent Developments
Impact of Macroeconomic Conditions
Our business and financial condition have and may continue to be impacted by adverse macroeconomic conditions. See “Risks Related to Geopolitical and Macroeconomic Factors” in Part I, Item 1A of our 2025 Form 10-K for further discussion of the possible impact of these issues on our business.
Share Repurchase Program
In February 2026, the Board authorized an additional $1.0 billion bringing the aggregate total authorizations as of March 31, 2026 to $2.6 billion, of which $1,140.1 million remained available and authorized for repurchases. Refer to Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Restructuring Program
On May 5, 2026, the Board approved the 2026 Restructuring Program in order to reduce operating costs and drive stronger operating leverage. Refer to Note 16 - Subsequent Events of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total annual contract value ("ACV") for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net revenue retention rate was 90% and 87% as of March 31, 2026 and 2025, respectively. In the near term, we expect our net retention rate to be impacted by macroeconomic conditions. See the caption above entitled “—Recent Developments — Impact of Macroeconomic Conditions.” Over the long term, we expect our net revenue retention rate to be influenced by our ability to move upmarket, as larger customers have historically exhibited higher net revenue retention. We also measure our success in expanding relationships with existing customers by the number of customers that contract for $100,000 or greater in ACV. As of March 31, 2026 and 2025, our number of customers with $100,000 or greater in ACV was 1,900 and 1,868, respectively. Customers with $100,000 or greater in ACV comprised over 50% of total Company ACV as of March 31, 2026.
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

General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, equity-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses related to bad debt and collections, as well as for professional fees including legal services, accounting, banking, and other consulting services. General and administrative expenses also include restructuring and transaction-related expenses, such as impairment charges associated with our leasing activity. We also incur charges associated with litigation settlements.
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
Provision for income taxes
The Company is subject to income taxes in the United States and various foreign jurisdictions. We recognize deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We have significant U.S. federal and state deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We evaluate recoverability of these deferred tax assets by assessing future expected taxable income from all sources, including reversing taxable temporary differences, forecasted and historical earnings, available carryback and carryforward periods, and prudent and feasible tax planning strategies. A valuation allowance is established only if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We regularly review whether it is more likely than not that our deferred tax assets will be realizable. As of March 31, 2026, a valuation allowance continues to be recorded against certain state-level attributes.

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
Results of Operations
The following table presents our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in millions)	2026	2025
Revenue	$310.2	$305.7
Cost of revenue:
Cost of service(1)	43.5	37.8
Amortization of acquired technology	7.5	9.5
Gross profit	$259.2	$258.4
Operating expenses:
Sales and marketing(1)	103.3	106.0
Research and development(1)	42.1	51.1
General and administrative(1)	50.8	45.8
Amortization of other acquired intangibles	5.1	5.2
Total operating expenses	$201.3	$208.1
Income from operations	$57.9	$50.3
Interest expense, net	13.5	9.8
Other loss, net	0.1	0.9
Income before income taxes	$44.3	$39.6
Provision for income taxes	15.0	12.8
Net income	$29.3	$26.8
__________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of service	$2.6	$2.8
Sales and marketing	8.1	11.4
Research and development	7.1	8.6
General and administrative	7.7	6.8
Total equity-based compensation expense	$25.5	$29.6

Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Revenue	$310.2	$305.7	$4.5	1%
The increase was primarily due to the effects of the Company’s continued shift of the mix of business upmarket and the resulting improvement in net revenue retention.
Cost of revenue and Gross profit

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Cost of revenue	$51.0	$47.3	$3.7	8%
Cost of revenue, excluding equity-based compensation expense	48.4	44.5	3.9	9%

Gross profit	$259.2	$258.4	$0.8	—%

Gross margin	84%	85%
Cost of revenue, excluding equity-based compensation expense increased primarily due to higher hosting and infrastructure expense and depreciation expense on internally developed capitalized software, partially offset by lower amortization of acquired technology due to certain intangible assets being fully amortized.
Gross profit was relatively flat due to, as discussed above, higher revenues, mostly offset by higher cost of revenue. Gross margin decreased as cost of revenue grew faster than revenue on a percentage basis.
Operating expenses

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Operating expenses	$201.3	$208.1	$6.8	3%
Operating expenses, excluding equity-based compensation expense	178.4	181.3	2.9	2%
Sales and marketing

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Sales and marketing	$103.3	$106.0	$2.7	3%
Sales and marketing, excluding equity-based compensation expense	95.2	94.6	0.6	1%
Sales and marketing, excluding equity-based compensation remained relatively flat as higher marketing expense was mostly offset by lower compensation expense.

Research and development

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Research and development	$42.1	$51.1	$9.0	18%
Research and development, excluding equity-based compensation expense	35.0	42.5	7.5	18%
Research and development, excluding equity-based compensation decreased primarily due to higher capitalization of employee compensation expense and lower severance expense, partially offset by higher technology expense from subscriptions.
General and administrative

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
General and administrative	$50.8	$45.8	$5.0	11%
General and administrative, excluding equity-based compensation expense	43.1	39.0	4.1	11%
General and administrative, excluding equity-based compensation increased primarily due to lease and the related leasehold improvements impairment charges, and higher bad debt expense, partially offset by lower employee compensation expense.
Amortization of other acquired intangibles

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Amortization of other acquired intangibles	$5.1	$5.2	$0.1	2%
Amortization of other acquired intangibles was relatively flat year-over-year.
Equity-based compensation expense

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Equity-based compensation expense	$25.5	$29.6	$4.1	14%
Equity-based compensation expense decreased primarily due to lower weighted average grant date fair values of shares being amortized in the current period compared to those that were amortized in the prior period.
Income from operations

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Income from operations	$57.9	$50.3	$7.6	15%

Operating income margin	19%	16%

Income from operations increased primarily due to higher revenue, lower employee compensation expenses, decreased equity-based compensation and decreased amortization of acquired technology, partially offset by lease and the related leasehold improvements impairment charges, higher hosting and infrastructure expense and technology expense. The improvement in operating income margin was due to increased operating leverage.
Interest expense, net

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Interest expense, net	$13.5	$9.8	$3.7	38%
The increase was primarily due to lower interest income from our derivative swaps.
Other loss, net

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
TRA remeasurement (gain) loss	$(1.4)	$1.2
Foreign currency remeasurement (gain) loss	1.5	(0.2)
Investment income	—	(0.1)
Other loss, net	$0.1	$0.9	$0.8	89%
Provision for income taxes

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Provision for income taxes	$15.0	$12.8	$2.2	17%

Effective tax rate	33.9%	32.2%
Provision for income taxes increased primarily due to higher Income from operations, partially offset by increased Interest expense, net as discussed above. The effective tax rate differed from the US federal statutory rate of 21.0% due to U.S. state taxes, non-deductible equity compensation costs, and foreign taxes, partially offset by research and development credits.
Net income

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Net income	$29.3	$26.8	$2.5	9%
Net income increased primarily due to higher income from operations, partially offset by higher interest expense, net and provision for income taxes.

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
Adjusted Operating Income and Adjusted Operating Income Margin
We define Adjusted Operating Income as income from operations adjusted for, as applicable, (i) amortization of acquired technology and other acquired intangibles, (ii) equity-based compensation expense, (iii) restructuring and transaction-related expenses, (iv) integration costs and acquisition-related expenses, and (v) litigation settlement. We exclude the impact of amortization of acquired technology and other acquired intangibles, as well as equity-based compensation expense, because these are non-cash expenses and we believe that excluding these items provides meaningful supplemental information regarding performance and ongoing cash-generation potential. We exclude restructuring and transaction-related expenses, as well as integration costs and acquisition-related compensation, because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. We have also excluded charges associated with litigation settlements related to class actions because we believe it represents an extraordinary litigation expense outside of our ordinary course of business and is not indicative of our operating performance. Adjusted Operating Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by revenue.

The following table presents a reconciliation of Income from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Income from operations (GAAP)	$57.9	$50.3
Amortization of acquired technology	7.5	9.5
Amortization of other acquired intangibles	5.1	5.2
Equity-based compensation expense	25.5	29.6
Restructuring and transaction-related expenses(1)	10.0	5.4
Litigation settlement(2)	3.7	0.9
Adjusted Operating Income (Non-GAAP)	$109.7	$100.9

Revenue (GAAP)	$310.2	$305.7

Operating Income Margin (GAAP)	19%	16%
Adjusted Operating Income Margin (Non-GAAP)	35%	33%

__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2026, this expense is primarily related to lease restructuring activities, including right-of-use asset and the related leasehold improvements impairment charges, and employee severance and termination benefits. For the three months ended March 31, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. Amounts include restructuring and transaction-related expenses, as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of service	$0.5	$0.4
Sales and marketing	2.9	1.4
Research and development	1.5	2.3
General and administrative	5.1	1.3
Total restructuring and transaction-related expenses	$10.0	$5.4
(2)Represents charges associated with legal settlements and associated legal fees.

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Adjusted Operating Income (Non-GAAP)	$109.7	$100.9	$8.8	9%

Adjusted Operating Income Margin (Non-GAAP)	35%	33%
Adjusted Operating Income increased primarily due to lower employee compensation expense and higher revenues, partially offset by increases in both hosting and infrastructure expense and technology expense.

Adjusted Net Income
We define Adjusted Net Income as net income adjusted for, as applicable, (i) loss on debt modification and extinguishment, (ii) amortization of acquired technology and other acquired intangibles, (iii) equity-based compensation expense, (iv) restructuring and transaction-related expenses, (v) integration costs and acquisition-related expenses, (vi) litigation settlement, (vii) TRA liability remeasurement (benefit) expense, (viii) other (income) loss, net and (ix) tax impacts of adjustments to net income (loss). Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income or net income as indicators of operating performance.
The following table presents a reconciliation of Net income to Adjusted Net Income for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Net income (GAAP)	$29.3	$26.8
Amortization of acquired technology	7.5	9.5
Amortization of other acquired intangibles	5.1	5.2
Equity-based compensation expense	25.5	29.6
Restructuring and transaction-related expenses(1)	10.0	5.4
Litigation settlement(2)	3.7	0.9
TRA liability remeasurement (gain) loss	(1.4)	1.2
Tax impacts of adjustments to net income(3)	7.8	3.2
Adjusted Net Income (Non-GAAP)	$87.5	$81.9
__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2026, this expense is primarily related to lease restructuring activities, including right-of-use asset and the related leasehold improvements impairment charges, and employee severance and termination benefits. For the three months ended March 31, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. Amounts include restructuring and transaction-related expenses, as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of service	$0.5	$0.4
Sales and marketing	2.9	1.4
Research and development	1.5	2.3
General and administrative	5.1	1.3
Total restructuring and transaction-related expenses	$10.0	$5.4
(2)Represents charges associated with legal settlements and associated legal fees.

(3)Represents tax expense associated with Net income (GAAP) excluded from Adjusted Net Income (Non-GAAP). The Company calculates the tax impacts of adjustments to net income by taking the total gross value of the adjustments and multiplying it by the Company’s U.S. federal and state statutory tax rate. We then recalculate the tax impact of book-tax differences related to equity compensation, the tax receivable agreements, restructuring and transaction-related expenses, and items that are deemed to be unrelated to current year operating income or are one-time in nature, such as provision to return true-ups. For the three months ended March 31, 2026, the tax impacts of adjustments to net income between GAAP and Non-GAAP are presented based on the specific rate reconciliation categories established under ASU 2023-09. For the three months ended March 31, 2026, these primarily relate to recognizing $15.9 million of tax benefit related to the amortization of costs associated with corporate structure simplification and adjusting out $2.0 million of tax expense from non-deductible stock-based compensation. For the three months ended March 31, 2025, these primarily relate to recognizing $13.6 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $3.0 million of tax expense from non-deductible stock-based compensation, and adjusting out $1.2 million of tax benefit from the effects of changes in state tax law and apportionment. We believe the exclusion of these adjustments provides investors with useful information about the Company’s underlying results and trends, allowing them to better understand and compare net income related to ongoing operations and the related current and deferred income tax expense.

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Adjusted Net Income (Non-GAAP)	$87.5	$81.9	$5.6	7%
The increase was primarily due to higher Adjusted Operating Income, partially offset by higher non-operating expenses such as interest expense and foreign currency remeasurement.
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

The following table presents a reconciliation of Net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Net income (GAAP)	$29.3	$26.8
Provision for income taxes	15.0	12.8
Interest expense, net	13.5	9.8
Depreciation expense(1)	8.5	6.9
Amortization of acquired technology	7.5	9.5
Amortization of other acquired intangibles	5.1	5.2
Other loss, net(2)	0.1	0.9
Equity-based compensation expense	25.5	29.6
Restructuring and transaction-related expenses(3)	10.0	5.4
Litigation settlement(4)	3.7	0.9
Adjusted EBITDA (Non-GAAP)	$118.2	$107.7
__________________
(1)The three months ended March 31, 2026 exclude depreciation charges related to lease restructuring activities. The three months ended March 31, 2025 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 4 - Property and Equipment and Note 12 - Leases in our 2025 Form 10-K for further information.
(2)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2026, this expense is primarily related to lease restructuring activities, including right-of-use asset and the related leasehold improvements impairment charges, and employee severance and termination benefits. For the three months ended March 31, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. Amounts include restructuring and transaction-related expenses, as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of service	$0.5	$0.4
Sales and marketing	2.9	1.4
Research and development	1.5	2.3
General and administrative	5.1	1.3
Total restructuring and transaction-related expenses	$10.0	$5.4
(4)Represents charges associated with legal settlements and associated legal fees.

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Adjusted EBITDA (Non-GAAP)	$118.2	$107.7	$10.5	10%
The increase was primarily due to higher revenues and lower employee compensation expense, partially offset by increases in both hosting and infrastructure expense and technology expense.
Liquidity and Capital Resources
As of March 31, 2026, we had $171.2 million of cash and cash equivalents, $4.0 million of short-term investments, and $150.0 million available under our First Lien Revolving Credit Facility. Subsequently, in May 2026, the Company entered into an amendment of its existing credit agreement to increase the total commitments under the First Lien Revolving Credit Facility by $26.0 million. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.

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
We typically invoice our subscription customers for services annually, semi-annually, or quarterly in advance of delivery. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of March 31, 2026, we had unearned revenue of $479.2 million, of which $476.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. If we decide to pursue one or more significant acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K.
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$114.7	$119.2
Net cash used in investing activities	(26.0)	(18.8)
Net cash used in financing activities	(93.2)	(101.9)
Net decrease in cash, cash equivalents, and restricted cash	$(4.5)	$(1.5)
Cash flows from operating activities
Net cash provided by operating activities was $114.7 million for the three months ended March 31, 2026 as a result of net income of $29.3 million, adjusted by non-cash charges of $95.4 million and the net decrease in our operating assets and liabilities of $10.0 million. The non-cash charges are primarily comprised of equity-based compensation of $25.5 million, amortization of deferred commission costs of $24.3 million, depreciation and amortization of $21.4 million, and a decrease in deferred tax assets of $15.1 million. The net decrease in operating assets and liabilities was primarily the result of a decrease in accrued expenses and other liabilities of $20.9 million, an increase in deferred costs and other assets of $17.5 million and a decrease in accounts payable of $8.5 million, as well as a decrease in accounts receivable of $35.9 million.
Net cash provided by operating activities was $119.2 million for the three months ended March 31, 2025 as a result of net income of $26.8 million, adjusted by non-cash charges of $90.4 million and the net change in our operating assets and liabilities of $2.0 million. The non-cash charges are primarily comprised of equity-based compensation of $29.6 million, depreciation and amortization of $22.1 million, amortization of deferred commission costs of $21.4 million, and a decrease in deferred tax assets net of deferred tax liabilities of $11.2 million. The net change in operating assets and liabilities was primarily the result of a decrease in accrued expenses and other liabilities of $20.2 million, an increase in deferred costs and other assets of $16.1 million, an increase in prepaid and other current assets of $4.2 million, partially offset by a decrease in accounts receivable of $37.9 million.

We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related cash costs. During the three months ended March 31, 2026 and 2025, we incurred the following associated cash expenditures:

	Three Months Ended March 31,
(in millions)	2026	2025
Interest paid in cash	$20.6	$16.8
Restructuring and transaction-related expenses paid in cash(1)	7.1	2.1
Litigation settlement payments(2)	1.4	1.2
__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three months ended March 31, 2026, these payments related primarily to lease restructuring activity and employee severance and termination benefits payments. For the three months ended March 31, 2025, these payments related primarily to Waltham lease restructuring charges and employee severance and termination benefits payments.
(2)Represents cash payments for legal fees associated with legal settlements.
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
Cash flows from investing activities
Net cash used in investing activities for the three months ended March 31, 2026 was $26.0 million, primarily consisting of purchases of property and equipment and other assets of $24.1 million and payments for right-of-use asset initial direct costs of $1.9 million.
Net cash used in investing activities for the three months ended March 31, 2025 was $18.8 million, consisting of purchases of property and equipment and other assets of $14.8 million and purchases of investments of $4.0 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash flows from financing activities
Net cash used in financing activities for the three months ended March 31, 2026 was $93.2 million and comprised of payments relating to the repurchase of common stock of $90.9 million, repayment of debt of $1.5 million, and payments of taxes related to net share settlement of equity awards of $0.8 million.
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
Refer to Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the Share Repurchase Program. The shares of Common Stock proposed to be acquired in the Share Repurchase Program may be repurchased from time to time in open market transactions or by other means in accordance with federal securities laws. The Company intends to fund repurchases from available working capital, cash provided by operating activities, and, as appropriate, borrowings under its existing credit facilities or other sources of financing. The timing, as well as the number and value of shares of Common Stock repurchased under the program, will be determined by the Company at its discretion and will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares of Common Stock, the market price of the Company’s Common Stock, general market and economic conditions, available liquidity, alternative investment opportunities, compliance with the Company’s debt and other agreements, and applicable legal requirements. The exact number of shares of Common Stock to be repurchased by the Company is not guaranteed, and the program may be suspended, modified, or discontinued at any time without prior notice.
Debt Obligations
As of March 31, 2026, the aggregate balance of $100.0 million under the First Lien Revolver is due, in its entirety, at the contractual maturity date of February 28, 2028, and the aggregate remaining balance of $650.0 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears. As of March 31, 2026, the Company has a remaining balance of $580.7 million with respect to its First Lien Term Loan. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate outstanding amount as of the latest amendment, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The First Lien Term Loan has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 0.75% for Base Rate loans or 1.75% for SOFR loans. The effective interest rate on the First Lien Term Loan was 5.66% and 5.71% as of March 31, 2026 and December 31, 2025, respectively.
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
The First Lien Revolving Credit Facility, which has $100.0 million outstanding as of March 31, 2026, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio. The effective interest rate on the First Lien Revolving Credit Facility was 5.90% and 6.12% as of March 31, 2026 and December 31, 2025.

Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the twelve months ended March 31, 2026 was $486.2 million. Our total net leverage ratio to Adjusted EBITDA as of March 31, 2026 was 2.4x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,330.7
Less: Cash and cash equivalents, and investments	175.2
Net contractual maturity of outstanding indebtedness	$1,155.5
Trailing Twelve Months (TTM) Adjusted EBITDA	$486.2
Total net leverage ratio to Adjusted EBITDA	2.4x
Our Consolidated First Lien Net Leverage Ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash, cash equivalents and investments (as applicable), divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the twelve months ended March 31, 2026 was $486.8 million. Our Consolidated First Lien Net Leverage Ratio as of March 31, 2026 was 1.0x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$680.7
Less: Cash and cash equivalents, and investments	175.2
Net contractual maturity of First Lien indebtedness	$505.5
Trailing Twelve Months (TTM) Cash EBITDA	$486.8
Consolidated First Lien Net Leverage Ratio	1.0x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Cash EBITDA. Cash EBITDA for the twelve months ended March 31, 2026 was $486.8 million. Our total net leverage ratio to Cash EBITDA as of March 31, 2026 was 2.4x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,330.7
Less: Cash and cash equivalents, and investments	175.2
Net contractual maturity of outstanding indebtedness	$1,155.5
Trailing Twelve Months (TTM) Cash EBITDA	$486.8
Total net leverage ratio to Cash EBITDA	2.4x

Trailing Twelve Months as of
(in millions)	March 31, 2026
Net income (GAAP)	$126.7
Provision for income taxes	72.3
Interest expense, net	46.3
Depreciation expense(1)	31.5
Amortization of acquired technology	35.6
Amortization of other acquired intangibles	20.8
Other income, net(2)	(12.0)
Equity-based compensation expense	112.1
Restructuring and transaction-related expenses(3)	44.9
Litigation settlement(4)	8.0
Adjusted EBITDA (Non-GAAP)	$486.2
Unearned revenue adjustment	(5.2)
Cash rent adjustment	5.1
Other lender adjustments	0.7
Cash EBITDA (Non-GAAP)	$486.8
__________________
(1)Amounts exclude the depreciation associated with lease restructuring activities.
(2)Primarily represents revaluations on the TRA liability, foreign currency remeasurement (gain) loss and investment income.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended March 31, 2026, this expense related primarily to lease restructuring activities, including right-of-use asset and the related leasehold improvements impairment charges, and employee severance and termination benefits.
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
Capital Expenditures

	Three Months Ended March 31,		$ Change	% Change
(in millions)	2026	2025
Capital expenditures	$(24.1)	$(14.8)	$9.3	63%
The increase was primarily due to higher capitalization of internal use developed software and incremental spend related to new facilities.

Tax Receivable Agreements
For information related to our TRA, refer to Note 15 - Tax Receivable Agreements in our 2025 Form 10-K.
As of March 31, 2026, the Company had a liability of $2,730.4 million related to its projected obligations under the TRA. No payments were made to TRA holders pursuant to the TRA during the three months ended March 31, 2026 and 2025.
Contractual Obligations and Commitments
Except as set forth above and in Note 9 - Commitments and Contingencies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes outside of the ordinary course of business in the contractual obligations and commitments disclosed in our 2025 Form 10-K.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2025 Form 10-K.
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
Inflation
We do not believe that inflation has had a material direct effect on our business, financial condition, or results of operations. Our business, financial condition, or results of operations may be impacted by macroeconomic conditions, including underlying factors such as inflation. See “Risk Factors - Risks Related to Geopolitical and Macroeconomic Factors” in Part I, Item 1A of our 2025 Form 10-K for further discussion of the possible impact of these issues on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on both our First Lien Term Loan and First Lien Revolving Credit Facility, which bear a variable interest rate based on SOFR. As of March 31, 2026, the total principal balance outstanding on our First Lien Term Loan was $580.7 million. We have implemented a hedging strategy to mitigate the interest rate risk on our First Lien Term Loan by entering into certain derivative instruments (refer to Note 7 - Derivatives and Hedging Activities of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of March 31, 2026, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have de-designated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of March 31, 2026, all cash flow hedging relationships are designated as accounting hedges.
Foreign Currency Exchange Rate Risk
To date, our sales contracts have primarily been denominated in U.S. dollars. We have foreign entities established in Israel, Canada, the United Kingdom, India, and Ireland. The functional currency of these foreign subsidiaries is the U.S. dollar. A stronger U.S. dollar could make our solution more expensive outside the United States and therefore reduce demand, while a weaker U.S. dollar could have the opposite effect. Such economic exposure to currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of currency fluctuations.
To manage the foreign currency exchange rate risk and to reduce the volatility associated with the fluctuation of foreign currencies, we may use foreign exchange forward contracts or other financial instruments from time to time to mitigate potential adverse effects on our financial results from significant currency movements.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse impact on our business, financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs (in millions)
January 2026	2,713,866	$9.45	2,713,866	$204.9
February 2026	5,794,555	6.36	5,793,946	1,168.0
March 2026	4,591,978	6.09	4,591,978	1,140.1
Total	13,100,399		13,099,790
__________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB phantom units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2026, the Board authorized an additional $1.0 billion bringing the aggregate total authorizations as of March 31, 2026 to $2.6 billion. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Except as described in the immediately following paragraph, during the Company’s fiscal quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a trading arrangement intended to satisfy the affirmative conditions of Rule 10b5-1(c) of the Exchange Act (such arrangement, a “Rule 10b5-1 trading arrangement”).
On March 9, 2026, M. Graham O’Brien, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement. The duration of the Rule 10b5-1 trading arrangement commences on June 11, 2026, and ends on June 30, 2027. The volume of sales will be determined, in part, based on pricing triggers outlined in the trading arrangement, with a maximum potential sale under the plan of 45,000 shares of common stock. Mr. O’Brien’s Rule 10b5-1 trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	10-Q filed October 30, 2023	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
10.1	Amendment No. 8 to First Lien Credit Agreement, dated as of May 8, 2026, by and among ZoomInfo LLC (f/k/a DiscoverOrg, LLC), a Delaware limited liability company (the “Borrower”), ZoomInfo Technologies LLC, a Delaware limited liability company (the “Co-Borrower”), ZoomInfo Midco LLC (f/k/a DiscoverOrg Midco, LLC), a Delaware limited liability company (“Holdings”), the other guarantors party thereto, each lender and L/C issuer party thereto, and Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent and L/C issuer	8-K filed May 11, 2026	001-39310	10.1
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: May 11, 2026