Form 10-Q
period 2026-06-30
ZoomInfo Technologies Inc.
filed 2026-08-05
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of July 31, 2026, there were 291,110,046 shares of the registrant’s common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2026

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. In some cases, you can identify these forward-looking statements by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “trend,” “will,” “would” or the negative version of these words or other comparable words.
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
◦Over time, we expect to introduce products, features, and services, or otherwise implement pricing and packaging models, which could adversely affect our business, operating results, financial condition, and future prospects;
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
◦Our business is, and the markets in which we compete are, rapidly evolving, including with respect to AI and AI-enabled products, which makes it difficult to forecast demand for our services and achieve an optimal resource allocation strategy, as we may not be able to effectively monetize our AI investments;
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
◦Our previous and any future restructuring efforts may not result in the anticipated savings or operational efficiencies we expected, could result in greater total costs and expenses than we estimated, and could disrupt our business;
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
Risks Related to Our Organizational Structure
◦ZoomInfo Technologies Inc. is a holding company whose only material assets are its ownership interests in ZoomInfo Intermediate Inc. and ZoomInfo Holdings LLC, and accordingly, ZoomInfo Technologies Inc. is dependent upon distributions from ZoomInfo Intermediate Inc. and its subsidiaries to pay taxes, make payments under the Tax Receivable Agreements, and pay dividends;
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$147.6	$175.9
Short-term investments	2.5	4.0
Restricted cash, current	13.1	—
Accounts receivable, net of allowance of $11.4 and $11.3, respectively	183.8	225.6
Prepaid expenses and other current assets	50.5	48.5
Total current assets	$397.5	$454.0

Restricted cash, non-current	10.3	9.8
Property and equipment, net	174.8	162.6
Operating lease right-of-use assets, net	112.6	113.3
Intangible assets, net	192.7	217.3
Goodwill	1,042.2	1,692.7
Deferred tax assets	3,624.9	3,662.3
Deferred costs and other assets, net of current portion	123.5	127.5
Total assets	$5,678.5	$6,439.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14.6	$31.3
Accrued expenses and other current liabilities	119.9	115.1
Unearned revenue, current portion	462.3	474.6
Current portion of tax receivable agreements liability	1.2	—
Current portion of operating lease liabilities	6.6	6.0
Current portion of long-term debt	5.9	5.9
Total current liabilities	$610.5	$632.9

Unearned revenue, net of current portion	2.4	3.2
Tax receivable agreements liability, net of current portion	2,725.2	2,731.9
Operating lease liabilities, net of current portion	247.8	239.2
Long-term debt, net of current portion	1,258.1	1,318.1
Deferred tax liabilities	4.2	3.8
Other long-term liabilities	1.6	1.7
Total liabilities	$4,849.8	$4,930.8

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 292,312,307 and 307,293,985 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$2.9	$3.0
Preferred stock, par value $0.01; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; zero issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital (“APIC”)	1,000.1	1,068.1
Accumulated other comprehensive income (“AOCI”)	3.5	1.0
Retained earnings (deficit)	(177.8)	436.6
Total stockholders' equity	$828.7	$1,508.7
Total liabilities and stockholders' equity	$5,678.5	$6,439.5
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$310.4	$306.7	$620.6	$612.4
Cost of revenue:
Cost of service(1)	46.8	40.1	90.3	77.9
Amortization of acquired technology	6.8	9.4	14.3	18.9
Gross profit	$256.8	$257.2	$516.0	$515.6
Operating expenses:
Sales and marketing(1)	107.7	106.3	211.0	212.3
Research and development(1)	56.8	44.6	98.9	95.7
General and administrative(1)	58.6	47.3	109.4	93.1
Amortization of other acquired intangibles	5.2	5.3	10.3	10.5
Goodwill impairment	650.5	—	650.5	—
Total operating expenses	$878.8	$203.5	$1,080.1	$411.6
Income (Loss) from operations	$(622.0)	$53.7	$(564.1)	$104.0
Interest expense, net	14.7	10.7	28.2	20.5
Gain on debt extinguishment	(11.0)	—	(11.0)	—
Other income, net	(7.2)	(14.0)	(7.1)	(13.1)
Income (Loss) before income taxes	$(618.5)	$57.0	$(574.2)	$96.6
Provision for income taxes	25.2	33.0	40.2	45.8
Net income (loss)	$(643.7)	$24.0	$(614.4)	$50.8

Net income (loss) per share of common stock:
Basic	$(2.19)	$0.07	$(2.06)	$0.15
Diluted	(2.19)	0.07	(2.06)	0.15
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cost of service	$2.5	$2.8	$5.1	$5.6
Sales and marketing	8.1	11.4	16.2	22.8
Research and development	7.0	8.4	14.1	17.0
General and administrative	8.1	7.1	15.8	13.9
Total equity-based compensation expense	$25.7	$29.7	$51.2	$59.3
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income
(in millions; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(643.7)	$24.0	$(614.4)	$50.8
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedges	$1.8	$3.9	$4.4	$4.0
Reclassification of realized loss (gain) on settlement of cash flow hedges	0.4	(5.8)	(1.1)	(10.7)
Other comprehensive income (loss), before tax	$2.2	$(1.9)	$3.3	$(6.7)
Tax effect	(0.5)	0.5	(0.8)	1.7
Other comprehensive income (loss), net of tax	$1.7	$(1.4)	$2.5	$(5.0)
Comprehensive income (loss)	$(642.0)	$22.6	$(611.9)	$45.8
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited)

	Common Stock		APIC	AOCI	Retained earnings (deficit)	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2025	307,293,985	$3.0	$1,068.1	$1.0	$436.6	1,508.7
Issuance of common stock upon vesting of RSUs	1,995,507	—	—	—	—	—
Shares withheld related to net share settlement	(110,159)	—	(0.9)	—	—	(0.9)
Repurchase of common stock	(13,099,790)	(0.1)	(91.1)	—	—	(91.2)
Net income	—	—	—	—	29.3	29.3
Other comprehensive income	—	—	—	0.8	—	0.8
Equity-based compensation expense	—	—	26.9	—	—	26.9
Balance, March 31, 2026	296,079,543	$2.9	$1,003.0	$1.8	$465.9	$1,473.6
Issuance of common stock upon vesting of RSUs	2,585,598	—	—	—	—	—
Shares withheld related to net share settlement	(99,321)	—	(0.6)	—	—	(0.6)
Repurchase of common stock	(6,253,513)	—	(28.3)	—	—	(28.3)
Net loss	—	—	—	—	(643.7)	(643.7)
Other comprehensive income	—	—	—	1.7	—	1.7
Equity-based compensation expense	—	—	26.0	—	—	26.0
Balance, June 30, 2026	292,312,307	$2.9	$1,000.1	$3.5	$(177.8)	$828.7

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited) (continued)

	Common Stock		APIC	AOCI	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	342,027,974	$3.4	$1,362.9	$14.8	$312.4	$1,693.5
Issuance of common stock upon vesting of RSUs	1,417,178	—	—	—	—	—
Shares withheld related to net share settlement	(502,692)	—	(5.4)	—	—	(5.4)
Repurchase of common stock	(8,598,274)	(0.1)	(95.8)	—	—	(95.9)
Net income	—	—	—	—	26.8	26.8
Other comprehensive loss	—	—	—	(3.6)	—	(3.6)
Equity-based compensation expense	—	—	30.7	—	—	30.7
Balance, March 31, 2025	334,344,186	$3.3	$1,292.4	$11.2	$339.2	$1,646.1
Issuance of common stock upon vesting of RSUs	2,155,151	—	—	—	—	—
Shares withheld related to net share settlement	(61,113)	—	(0.6)	—	—	(0.6)
Repurchase of common stock	(15,876,573)	(0.2)	(147.4)	—	—	(147.6)
Net income	—	—	—	—	24.0	24.0
Other comprehensive loss	—	—	—	(1.4)	—	(1.4)
Equity-based compensation expense	—	—	31.5	—	—	31.5
Balance, June 30, 2025	320,561,651	$3.1	$1,175.9	$9.8	$363.2	$1,552.0
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Six Months Ended June 30,
	2026	2025

Operating activities:
Net income (loss)	$(614.4)	$50.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42.5	43.4
Amortization of debt discounts and issuance costs	1.3	1.2
Amortization of deferred commissions costs	48.6	43.4
Asset impairments and lease abandonment charges	8.7	—
Gain on lease modification	(2.5)	—
Goodwill impairment	650.5	—
Gain on debt extinguishment	(11.0)	—
Equity-based compensation expense	51.2	59.3
Deferred income taxes	36.9	42.6
Tax receivable agreement remeasurement	(5.5)	(13.4)
Provision for bad debt expense	11.3	9.9
Realized loss on disposal of property and equipment	1.0	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	30.5	44.2
Prepaid expenses and other current assets	1.2	(10.5)
Deferred costs and other assets, net of current portion	(37.1)	(37.6)
Accounts payable	(12.8)	(0.8)
Accrued expenses and other liabilities	14.7	1.2
Unearned revenue	(13.1)	(5.6)
Net cash provided by operating activities	$202.0	$228.1

Investing activities:
Purchases of investments	$(1.0)	$(7.0)
Maturities of investments	2.0	0.5
Purchases of property and equipment and other assets	(41.7)	(36.8)
Right-of-use asset initial direct costs	(2.0)	—
Net cash used in investing activities	$(42.7)	$(43.3)

Financing activities:
Repayment of debt	$(50.1)	$(3.0)
Payments of debt issuance and modification costs	(0.1)	—
Proceeds from revolving credit loans	—	100.0
Taxes paid related to net share settlement of equity awards	(1.4)	(6.0)
Repurchase of common stock	(122.4)	(244.3)
Net cash used in financing activities	$(174.0)	$(153.3)

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Six Months Ended June 30,
	2026	2025
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(14.7)	$31.5
Cash, cash equivalents, and restricted cash at beginning of period	185.7	149.0
Cash, cash equivalents, and restricted cash at end of period	$171.0	$180.5

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$147.6	$171.0
Restricted cash, current	13.1	—
Restricted cash, non-current	10.3	9.5
Total cash, cash equivalents, and restricted cash	$171.0	$180.5

Supplemental disclosures of cash flow information:
Interest paid in cash	$30.5	$21.8

Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$5.2	$4.4
Equity-based compensation included in capitalized software	2.2	2.8
See accompanying Notes to Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Notes to Unaudited Consolidated Financial Statements
(In millions, except share/unit data and per share/unit amounts, unless otherwise noted)

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies
Business
ZoomInfo Technologies Inc., through its operating subsidiaries, (the “Company,” “we,” “us,” “our,” and “ZoomInfo”) provides an all-in-one AI go-to-market intelligence and engagement platform for sales, marketing, operations, and recruiting professionals. The Company’s cloud-based platform provides workflow tools with integrated, accurate, and comprehensive information on organizations and professionals to help users identify target customers and decision makers, obtain continually updated predictive lead and company scoring, monitor buying signals and other attributes of target companies, craft messages, engage via automated sales tools, and track progress through the deal cycle.
The Company’s headquarters is located in Vancouver, Washington, and we have additional offices throughout the United States, and offices internationally in Israel, Canada, the United Kingdom, India, and Ireland.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Certain information in footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) has been condensed or omitted pursuant to those rules and regulations. The financial statements included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K of ZoomInfo Technologies Inc. for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 (the “2025 Form 10-K”).
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2026 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of June 30, 2026, changes in stockholders’ equity and results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from those described in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies in our 2025 Form 10-K, except as described below.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Additionally, during the second quarter of 2026, the Company assessed the potential impairment of its long-lived assets under the ASC 360 recoverability test, concluding no impairment was necessary.
Equity-Based Compensation Expense
Compensation expense for liability-classified awards, settled in a variable number of shares determined by dividing the value earned by each eligible employee by the Company’s stock price at settlement, is remeasured at estimated fair value at each reporting date from the service inception date through settlement, with changes in fair value recognized as compensation cost in the period of change. For liability-classified awards with performance conditions, compensation cost is accrued based on management’s assessment of the probable level of performance attainment at each reporting date and adjusted as estimates change. If no attainment level is probable, no compensation cost is recognized and previously recognized cost is reversed. Upon settlement, the cumulative liability is reclassified to equity.
Supplemental Financial Statement Information
Prepaid expenses and other current assets primarily consist of prepaid expenses, derivative assets, contract assets, and other current assets. Prepaid expenses were $25.0 million and $22.6 million as of June 30, 2026 and December 31, 2025, respectively.
Commissions payable at June 30, 2026 were $14.4 million, of which the current portion of $14.1 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $0.3 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2025 were $26.3 million, of which the current portion of $25.7 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $0.6 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2026, the Board authorized an additional $1.0 billion bringing the aggregate total authorizations as of June 30, 2026 to $2.6 billion, of which $1,111.9 million remained available and authorized for repurchases.
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
During the three months ended June 30, 2026, the Company repurchased and subsequently retired 6,253,513 shares of common stock at an average price of $4.51 per share, for an aggregate $28.2 million. During the six months ended June 30, 2026, the Company repurchased and subsequently retired 19,353,303 shares of common stock at an average price of $6.13 per share, for an aggregate $118.7 million. During the three months ended June 30, 2025, the Company repurchased and subsequently retired 15,876,573 shares of common stock at an average price of $9.22 per share, for an aggregate $146.3 million. During the six months ended June 30, 2025, the Company repurchased and subsequently retired 24,474,847 shares of common stock at an average price of $9.86 per share, for an aggregate $241.3 million.
During the three months ended June 30, 2026, and 2025, the Company recorded the associated excise taxes of $0.1 million and $1.3 million, respectively. During the six months ended June 30, 2026, and 2025, the Company recorded the associated excise taxes of $0.9 million and $2.1 million, respectively.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
Reclassifications
Certain reclassifications have been made in the consolidated financial statements to conform previously reported amounts to current year presentation. These reclassifications had no impact on the previously reported net income or comprehensive income.
Restructuring
In May 2026, the Company’s Board of Directors approved a restructuring program (the “2026 Restructuring Program”) in order to reduce operating costs and drive stronger operating leverage. The 2026 Restructuring Program is anticipated to entail a global reduction in force of approximately 600 employees, impacting approximately 20% of the Company’s headcount as of the end of the first quarter of 2026. The 2026 Restructuring Program is expected to be substantially complete by the end of 2026.
During the three and six months ended June 30, 2026, the Company incurred restructuring charges of $21.6 million related to the 2026 Restructuring Program, consisting primarily of severance and employee benefits as well as other associated costs. Restructuring costs are allocated to the respective financial statement line items on the Consolidated Statements of Operations. During the six months ended June 30, 2026, the Company made cash payments of $11.6 million related to the 2026 Restructuring Program. The remaining liability of $10.0 million is included within Accrued expenses and other current liabilities on our Consolidated Balance Sheets and expected to be paid through the first quarter of 2027.
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
Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Subscription	$304.7	$302.8	$608.2	$604.7
Usage-based	4.8	2.4	10.2	5.6
Other	0.9	1.5	2.2	2.1
Total revenue	$310.4	$306.7	$620.6	$612.4
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
Other revenue is comprised largely of implementation and professional services fees and is recognized as revenue as services are delivered.
Of the total revenue recognized in the three and six months ended June 30, 2026, $127.2 million and $367.6 million, respectively, were included in the unearned revenue balance as of December 31, 2025. Of the total revenue recognized in the three and six months ended June 30, 2025, $124.8 million and $367.5 million, respectively, were included in the unearned revenue balance as of December 31, 2024. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.

Note 2 - Revenue from Contracts with Customers (continued)
Significant Customers
No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2026 and 2025, or accounted for more than 10% of accounts receivable as of June 30, 2026 and December 31, 2025.
Contract Assets and Unearned Revenue
The Company’s standard billing terms typically require payment at the beginning of each annual, semi-annual, or quarterly period.
As of June 30, 2026 and December 31, 2025, the Company had contract assets of $5.1 million and $5.2 million, respectively, which are recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets.
As of June 30, 2026 and December 31, 2025, the Company had unearned revenue of $464.7 million and $477.8 million, respectively. Changes in unearned revenue are primarily due to seasonality, the compounding effects of renewals, invoice duration, invoice timing, transaction size, and new business timing within the quarter.
ASC 606 requires the allocation of the transaction price to the remaining performance obligations of a contract. Transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, and disparate contract terms. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and backlog. The Company’s backlog represents installment billings for periods beyond the current billing cycle. The majority of the Company’s noncurrent remaining performance obligations will be recognized in the next 13 to 36 months.
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of June 30, 2026	$849.3	$322.7	$1,172.0
As of December 31, 2025	887.4	365.0	1,252.4
Note 3 - Investments
Investments consisted of the following as of June 30, 2026:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$0.5	$—	$—	$0.5
Securities guaranteed by U.S. government	2.5	—	—	2.5
Total investments	$3.0	$—	$—	$3.0

Note 3 - Investments (continued)
Investments consisted of the following as of December 31, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1.5	$—	$—	$1.5
Securities guaranteed by U.S. government	2.5	—	—	2.5
Total investments	$4.0	$—	$—	$4.0
Refer to Note 8 - Fair Value for further information regarding the fair value of our financial instruments.
The following table summarizes the estimated fair value of our securities classified as Short-term investments or long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets) based on stated effective maturities as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in millions)	2026	2025
Due within one year	$2.5	$4.0
Due after one year through five years	0.5	—
Total	$3.0	$4.0
Note 4 - Property and Equipment
The Company’s property and equipment consist of the following:

	June 30,	December 31,
(in millions)	2026	2025
Property and equipment, gross	$299.5	$269.0
Less: accumulated depreciation	(124.7)	(106.4)
Property and equipment, net	$174.8	$162.6
Depreciation expense was $9.1 million and $6.6 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $17.9 million and $14.0 million for the six months ended June 30, 2026 and 2025, respectively.
Note 5 - Goodwill and Acquired Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2026:

(in millions)	Total
Balance at December 31, 2025	$1,692.7
Impairment loss	(650.5)
Balance at June 30, 2026	$1,042.2
As of June 30, 2026, accumulated goodwill impairment losses were $650.5 million. There were no accumulated goodwill impairment losses as of December 31, 2025.

Note 5 - Goodwill and Acquired Intangible Assets (continued)
During the second quarter of 2026, the Company assessed both the events that occurred and circumstances that changed since its latest annual impairment assessment. Based on the totality of those events and circumstances, which included a sustained decrease in share price, industry considerations, and a decline in planned revenues and earnings as a result of key changes in strategy, the Company concluded that, in accordance with ASC 350, a triggering event occurred during the second quarter of 2026 indicating that potential impairment existed. As a result, the Company was required to conduct an interim test.
The Company subsequently determined that the carrying amount of its reporting unit exceeded its fair value, resulting in a goodwill impairment loss of $650.5 million for both the three and six months ended June 30, 2026, which is presented as a separate line item within operating expenses in the Consolidated Statements of Operations.
The Company estimated the fair value of its reporting unit using an equal weighting of an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. The discounted cash flow model required the Company to make various assumptions regarding the timing and amount of cash flows, including growth rates, operating margins and capital expenditures, as well as the terminal value, of the Company at the end of the projection period. The terminal value was estimated using a long-term growth rate, which was based on expected trends and inflation data. Additionally, a discount rate was determined for the reporting unit based on the risks of achieving the future cash flows, including risk applicable to the industry and market as a whole, as well as the capital structure of guideline public companies. Under the guideline public company approach, fair value was estimated by calculating operating data from guideline public companies. From the comparable companies, a representative market multiple is selected, which is applied to the Company’s financial metrics to estimate the fair value. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that the Company believes are reasonable.
Intangible assets, other than goodwill, consisted of the following as of June 30, 2026 and December 31, 2025, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$288.1	$(163.3)	$124.8
Acquired technology	331.3	(298.4)	32.9
Brand portfolio	11.5	(9.5)	2.0
Total intangible assets subject to amortization	$630.9	$(471.2)	$159.7

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(471.2)	$192.7

Note 5 - Goodwill and Acquired Intangible Assets (continued)

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$288.1	$(153.4)	$134.7
Acquired technology	331.3	(284.2)	47.1
Brand portfolio	11.5	(9.0)	2.5
Total intangible assets subject to amortization	$630.9	$(446.6)	$184.3

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(446.6)	$217.3
As a result of the interim test conducted during the second quarter of 2026, the Company first tested its indefinite-lived intangible assets for impairment in accordance with ASC 350, concluding no impairment was necessary.
There were no events or circumstances indicating that indefinite-lived intangible assets might be impaired as of December 31, 2025.
Amortization expense was $12.0 million and $14.7 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense was $24.6 million and $29.4 million for the six months ended June 30, 2026 and 2025, respectively.
Note 6 - Financing Arrangements
As of June 30, 2026 and December 31, 2025, the carrying values of the Company’s borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	June 30, 2026	December 31, 2025
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 1.75%	$576.6	$579.3
First Lien Revolving Credit Facility	February 1, 2019	February 28, 2028	SOFR + 2.10%	100.0	100.0
Senior Notes	February 2, 2021	February 1, 2029	3.875%	587.4	644.7
Total debt				$1,264.0	$1,324.0
Less: current portion				(5.9)	(5.9)
Total Long-term debt, net of current portion				$1,258.1	$1,318.1
The effective interest rate on the First Lien Term Loan was 5.64% and 5.71% as of June 30, 2026 and December 31, 2025, respectively.
On May 8, 2026, the Company entered into an amendment of its existing credit agreement that provided for, among other things, an increase to existing commitments under the First Lien Revolving Credit Facility by $26.0 million.

Note 6 - Financing Arrangements (continued)
During the six months ended June 30, 2026, the Company repurchased $58.5 million in aggregate principal amount of its Senior Notes for $47.1 million (in addition to accrued interest of $0.8 million) in cash. During the three and six months ended June 30, 2026, the repurchases resulted in a gain on debt extinguishment of $11.0 million, recorded within Gain on debt extinguishment in the Consolidated Statements of Operations, representing the difference between the net carrying amount of the extinguished notes, inclusive of unamortized original issue discount and debt issuance costs, and the reacquisition price.
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
As of June 30, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount (in millions)	Fixed Rate	Maturity Date
Interest rate swap contracts	Two	$425.0	3.280%	February 28, 2028
The Company expects to recognize approximately $2.8 million of net pre-tax gains from Accumulated other comprehensive income (“AOCI”) as a reduction of Interest expense, net in the next twelve months associated with its interest rate swap. Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026		December 31, 2025
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swap contracts(1)	$2.8	$—	$1.4	$—
Interest rate swap contracts(2)	1.9	—	—	—
Total designated derivative fair value	$4.7	$—	$1.4	$—
__________________
(1)Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2)Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.

Note 7 - Derivatives and Hedging Activities (continued)
The Company's interest rate swap agreements contain credit-risk related contingent features, including cross-default provisions, credit event upon merger provisions, and additional termination events tied to the Company's First Lien Credit Agreement, which could give rise to early termination. To mitigate counterparty credit risk, the Company transacts only with major financial institutions with high credit ratings and monitors counterparty risk on an ongoing basis. The Company is not required to pledge collateral related to these derivative instruments.
Note 8 - Fair Value
For a description of our fair value measurement policies and classification methodologies, refer to Note 8 – Fair Value in our 2025 Form 10-K.
The fair value of our First Lien Term Loan and Senior Notes was $508.2 million and $479.1 million as of June 30, 2026, and $577.8 million and $611.0 million as of December 31, 2025, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
Interest rate derivatives are valued using an income approach that projects future cash flows and discounts them to present value. Significant Level 2 inputs include observable market data such as SOFR and overnight index swap yield curves. The discount rates used reflect the collateralized or uncollateralized nature of the instrument and associated credit risk.
We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use an income valuation approach to value long-lived assets (when a market valuation approach is unavailable). We estimate the fair value of goodwill using a combination of an income approach and a market approach. Under the income approach, we use a discounted cash flow method based on our internal financial forecasts. Under the market approach, we use market multiples of comparable publicly traded companies. Because these valuations contain unobservable inputs, we classify the measurement of the fair values of goodwill and long-lived assets as Level 3.
The fair value of our financial assets (liabilities) was determined using the following inputs (in millions):

Fair Value at June 30, 2026	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Certificates of deposit	$6.9	$—	$—
Money market mutual funds	2.3	—	—
Investments:(1)
Corporate debt securities	$—	$0.5	$—
Securities guaranteed by U.S. government	—	2.5	—
Derivative assets:(2)
Interest rate swap contracts	$—	$4.7	$—
Total	$9.2	$7.7	$—

Measured on a non-recurring basis:
Assets:
Impaired lease-related assets(3)	$—	$—	$2.9
Goodwill(4)	—	—	1,042.2
Total	$—	$—	$1,045.1

Note 8 - Fair Value (continued)

Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Certificates of deposit	$10.6	$—	$—
Money market mutual funds	1.2	—	—
Investments:(1)
Corporate debt securities	$—	$1.5	$—
Securities guaranteed by U.S. government	—	2.5	—
Derivative assets:(2)
Interest rate swap contracts	$—	$1.4	$—
Total	$11.8	$5.4	$—

Measured on a non-recurring basis:
Impaired lease-related assets(3)	$—	$—	$4.0
Total	$—	$—	$4.0
__________________
(1)Refer to Note 3 - Investments for further information regarding the fair value of our financial instruments.
(2)Refer to Note 7 - Derivatives and Hedging Activities for further information regarding the fair value of our derivative instruments.
(3)Consists of right-of-use lease assets recorded at fair value pursuant to impairment charges that occurred during both the first and second quarter of 2026 and fourth quarter of 2025. Refer to Note 12 - Leases in our 2025 Form 10-K.
(4)At May 31, 2026, goodwill with a carrying amount of $1,692.7 million was written down to its implied fair value of $1,042.2 million, resulting in an impairment charge of $650.5 million, which was included in earnings for the period. Refer to Note 5 - Goodwill and Acquired Intangible Assets for further information.
There were no transfers between fair value measurement levels during the six months ended June 30, 2026.
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
On December 2, 2024, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the Western District of Washington. A second derivative action was filed on February 4, 2025, in the United States District Court for the Western District of Washington. On March 3, 2025, the United States District Court for the Western District of Washington entered an order consolidating the first two derivative actions into one consolidated derivative action. That consolidated derivative action is stayed pending further developments in the securities action described above. A third derivative action was filed on March 25, 2026 in the Delaware State Court of Chancery. On June 15, 2026, a fourth derivative action was filed in the Delaware State Court of Chancery. The factual allegations in all of the derivative cases mirror the securities case described above. The complaints assert violations of the United States securities laws and state fiduciary duty laws, in addition to common law claims involving unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The derivative cases seek, among other things, unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. The Company intends to vigorously defend against these lawsuits.
On June 25, 2026, a putative class action lawsuit was filed against ZoomInfo Technologies Inc. and certain current officers in the U.S. District Court for the Western District of Washington. The suit, brought on behalf of purchasers of Company common stock between November 3, 2025, and May 11, 2026, alleges that the defendants overstated their confidence in statements related to the Company’s projected revenue outlook, the growth of its AI-driven products and its sustained improvement in net revenue retention, in violation of §10(b) and §20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint seeks, among other relief, unspecified compensatory damages, equitable relief, and costs and expenses. The Company intends to vigorously defend against this lawsuit.

Note 10 - Earnings (Loss) Per Share
The following tables set forth the computation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended June 30,
(in millions, except shares and per share amounts)	2026	2025
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$(643.7)	$24.0
Denominator:
Weighted average number of shares of common stock outstanding	294,503,465	327,242,789
Basic net income (loss) per share attributable to common stockholders	$(2.19)	$0.07

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$(643.7)	$24.0
Denominator:
Weighted average shares of common stock outstanding used to calculate diluted net income (loss) per share	294,503,465	327,242,789
Diluted net income (loss) per share attributable to common stockholders	$(2.19)	$0.07

	Six Months Ended June 30,
(in millions, except shares and per share amounts)	2026	2025
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$(614.4)	$50.8
Denominator:
Weighted average number of shares of common stock outstanding	298,477,470	333,992,323
Basic net income (loss) per share attributable to common stockholders	$(2.06)	$0.15

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$(614.4)	$50.8
Denominator:
Weighted average shares of common stock outstanding used to calculate diluted net income (loss) per share	298,477,470	333,992,323
Diluted net income (loss) per share attributable to common stockholders	$(2.06)	$0.15

Note 10 - Earnings (Loss) Per Share (continued)
In periods of loss, the number of shares used to calculate diluted net income (loss) per share is the same as basic net income (loss) per share. Potentially dilutive securities excluded due to their anti-dilutive effect were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units	22,369,079	17,305,281	18,251,642	15,459,826
CEO Premium-Priced Performance Option	9,678,000	—	9,678,000	—
Liability-classified awards	171,084	—	171,084	—
Exercise of common stock options	186,307	264,746	187,661	245,835
Total anti-dilutive securities	32,404,470	17,570,027	28,288,387	15,705,661
For a description of the terms and conditions of these securities, refer to Note 13 – Equity-Based Compensation in our 2025 Form 10-K.
Note 11 - Leases
For a description of our lease accounting policies and practical expedients elected, refer to Note 12 – Leases in our 2025 Form 10-K.
Rent expense was $10.4 million, inclusive of $6.5 million related to lease restructuring activities, and $7.4 million, for the three months ended June 30, 2026 and 2025, respectively. Rent expense was $18.5 million, inclusive of $10.2 million related to lease restructuring activities, and $16.0 million, inclusive of $1.1 million related to the Waltham Lease Restructuring, for the six months ended June 30, 2026 and 2025, respectively.
Other information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$7.5	$4.2	$13.2	$6.4
Cash received for tenant incentive reimbursement	—	4.9	10.6	19.6

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$9.3	$48.6	$9.3	$48.6

Note 11 - Leases (continued)
Recent Leasing Activity
During the second quarter of 2026, the Company executed an amendment to its existing agreement related to office space in Ra’anana, Israel to buy out the remaining obligations related to a single floor for a cash payment of $1.2 million. In accordance with ASC 842, the Company accounted for the transaction as a partial termination of the lease, derecognizing $0.3 million of the associated right-of-use asset and $2.8 million of the associated lease liability. As a result, the Company recorded a gain of $2.5 million, which is presented within General and administrative on the Consolidated Statements of Operations for the three and six months ended June 30, 2026. The restructured agreement is expected to reduce the Company’s remaining minimum lease payments under the lease by approximately $4.6 million over the remainder of the lease term, before giving effect to future indexation adjustments.
Additionally, during the second quarter of 2026, the Company recognized abandonment charges of $3.3 million related to vacated spaces, representing the accelerated amortization of the associated right-of-use asset, allocated among the appropriate financial statement line items on the Consolidated Statements of Operations. The Company also recognized an impairment charge of $0.6 million to reduce the carrying value of the right-of-use asset associated with a floor of the leased premises intended to be subleased. This charge is presented within General and administrative on the Consolidated Statements of Operations for the three and six months ended June 30, 2026.
Note 12 - Equity-based Compensation
For a description of our equity-based compensation plans and related terms, refer to Note 13 – Equity-based Compensation in our 2025 Form 10-K.
Restricted Stock Units
Restricted stock unit activity for the six months ended June 30, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	16,327,640	$12.32
Granted	4,828,620	4.40
Granted - performance-based	7,449,350	3.23
Added by performance factor	169,313	9.61
Vested	(4,581,105)	12.75
Forfeited	(1,824,739)	11.98
Unvested at end of period	22,369,079	7.50
Liability-classified awards
During the second quarter of 2026, the Board approved fixed target equity awards to certain employees, which are accounted for as liability classified awards. The fixed target equity awards have both service and performance conditions that vest in the first quarter of the subsequent fiscal year. As of June 30, 2026, $0.5 million was recorded in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, representing the carrying amount of the liability for these awards.

Note 12 - Equity-based Compensation (continued)
Employee Stock Purchase Plan
During the second quarter of 2026, the Board authorized the recommencement of the 2020 Employee Stock Purchase Plan (the “ESPP”) and adopted an amendment to the ESPP, effective July 1, 2026 (the “2026 ESPP Amendment”). In connection with the resumption of the ESPP, which was previously suspended in December 2024, the offering period structure was also changed such that offering periods will consist of twenty-four months, comprised of four consecutive six-month purchase periods, with a new offering period commencing every six months on an overlapping basis. The 2026 ESPP Amendment introduced a reset feature, under which an offering period automatically terminates immediately following the purchase of shares on a purchase date, and a new offering period automatically commences on the day following the purchase date, if the fair market value of the Company’s common stock on the purchase date is lower than the fair market value on the offering date of the then-current offering period. The 2026 ESPP Amendment also requires participants to abstain from selling or otherwise transferring any shares of common stock issued under a purchase right for the one-year period immediately following the last day of the applicable purchase period during which such shares were purchased.
Unamortized Equity-based Compensation
As of June 30, 2026, unamortized equity-based compensation costs consist of the following:

(in millions)	Amount	Weighted Average Remaining Service Period (in years)
Restricted stock units	$139.2	1.6
HSKB Phantom Units	2.3	1.3
CEO Premium-Priced Performance Option	29.6	6.9
Total unamortized equity-based compensation cost	$171.1	2.5
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes Property and equipment, net and Operating lease right-of-use assets, net. As of June 30, 2026, long-lived assets held in the United States were $271.1 million, representing approximately 94% of the consolidated total. As of December 31, 2025, long-lived assets held in the United States were $257.1 million, representing approximately 93% of the consolidated total.

Note 13 - Segment and Geographic Data (continued)
Contracts denominated in currencies other than U.S. Dollar were not material for the three and six months ended June 30, 2026 and 2025. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 11% and 12% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and approximately 11% and 12% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Revenue by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
United States	$276.6	$270.2	$552.3	$539.7
Rest of World	33.8	36.5	68.3	72.7
Total revenue	$310.4	$306.7	$620.6	$612.4
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue	$310.4	$306.7	$620.6	$612.4
Less:
Employee compensation expense(1)	100.2	107.1	203.1	221.8
Payroll tax and benefits expense	20.3	23.9	46.0	50.6
Technology expense	17.5	15.9	35.1	30.5
Marketing expense	11.8	11.3	21.5	20.6
Facilities expense	4.4	8.3	9.8	16.5
Bad debt expense	5.4	5.6	11.3	9.9
Hosting and infrastructure expense	13.0	11.3	25.4	21.2
Other segment items(2)	88.2	48.3	139.5	93.9
Depreciation and amortization expense	21.1	21.3	42.5	43.4
Goodwill impairment	650.5	—	650.5	—
Interest expense, net	14.7	10.7	28.2	20.5
Gain on debt extinguishment	(11.0)	—	(11.0)	—
Other income, net	(7.2)	(14.0)	(7.1)	(13.1)
Income tax expense	25.2	33.0	40.2	45.8
Net income (loss)	$(643.7)	$24.0	$(614.4)	$50.8
__________________
(1)Primarily includes employee-related salaries, bonuses, and commissions.
(2)Other segment items include equity-based compensation expense.
Note 14 - Tax Receivable Agreements
For information related to our TRAs, refer to Note 15 - Tax Receivable Agreements in our 2025 Form 10-K.
As of June 30, 2026 and December 31, 2025, the Company had a liability of $2,726.4 million and $2,731.9 million, respectively, related to its projected obligations under the TRAs.
During the three months ended June 30, 2026 and 2025, we recognized a TRA measurement gain of $4.1 million and $14.6 million, respectively. During the six months ended June 30, 2026 and 2025, we recognized a TRA measurement gain of $5.5 million and $13.4 million, respectively. The TRA remeasurement is recognized within Other income, net on our Consolidated Statements of Operations.

Note 14 - Tax Receivable Agreements (continued)
The TRA measurement gains recognized during 2026 were principally due to the utilization of certain tax attributes without a corresponding realized cash tax benefit, and a revaluation for changes in the Company’s blended state tax rate. The TRA measurement gains recognized during 2025 were principally due to a revaluation for changes in the Company’s blended state tax rate.
No payments were made to TRA holders pursuant to the TRA during the six months ended June 30, 2026 and 2025.
Note 15 - Income Taxes
The Company’s provision for income taxes for all periods presented was based on our projected annual effective tax rate for fiscal year 2026 and 2025, respectively, adjusted for specific items that are required to be recognized in the period in which they occur.
The effective tax rate, inclusive of items specific to the period, for the three months ended June 30, 2026 and 2025 was (4.1)% and 57.9%, resulting in income tax expense of $25.2 million and $33.0 million, respectively.
The effective tax rate, inclusive of items specific to the period, for the six months ended June 30, 2026 and 2025 was (7.0)% and 47.4%, resulting in income tax expense of $40.2 million and $45.8 million, respectively.
The Company’s projected 2026 annual effective tax rate differed from the U.S. federal statutory rate of 21.0% due to U.S. state taxes, non-deductible equity compensation expense, and foreign tax effects, partially offset by research and development credits. The Company’s effective tax rate for the period was further impacted by a goodwill impairment charge which is not deductible for income tax purposes, valuation allowance recorded against certain foreign deferred tax assets not expected to be realized and shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial accounts.
The Company received income tax refunds, net of taxes paid, of $5.1 million during the six months ended June 30, 2026. Cash paid for income taxes was $5.4 million during the six months ended June 30, 2025.
Note 16 - Subsequent Events
Management has evaluated subsequent events from June 30, 2026 through the date the financial statements were available to be issued and has determined there are no material subsequent events that require disclosure other than as described below.
Share Repurchase Program
Subsequent to June 30, 2026 and up through July 31, 2026, the Company repurchased and subsequently retired 2,549,649 shares of the Company’s common stock in the open market at a cost of $7.5 million for an average price of $2.94 per share, under the Share Repurchase Program described further in Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies to the consolidated financial statements.
Inducement Plan
On August 4, 2026, the Company’s Board, upon approval and recommendation of the Compensation Committee of the Board, adopted the ZoomInfo Technologies Inc. Inducement Equity Incentive Plan (the “Inducement Plan”) and reserved 2,000,000 shares of the Company’s common stock, par value $0.01 per share, to be used exclusively for grants of awards to individuals not previously employed by the Company or its subsidiaries, as a material inducement to such individuals’ entry into employment with the Company or its subsidiaries within the meaning of Nasdaq Listing Rule 5635(c)(4). Under the Inducement Plan, the Company may grant these eligible recipients nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based awards. The Board also adopted a form of Restricted Stock Unit Agreement and a form of Performance Stock Unit Agreement for use with the Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the Inducement Plan by its stockholders.

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
Overview
ZoomInfo is a global leader in modern go-to-market software, data, and intelligence for sales, marketing, operations, and recruiting teams. Our all-in-one AI go-to-market intelligence platform empowers businesses with AI-ready insights, trusted data, AI agent-assisted selling and advanced automation providing sales, marketing, operations, and recruiting professionals accurate information and insights on the organizations and professionals they target. This enables our customers to shorten sales cycles and increase win rates by empowering sellers, marketers, and recruiters to efficiently deliver the right message to the right person at the right time in the right way.
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
•Our Engagement Layer allows sales, marketing, operations, and recruiting professionals to put data-driven insights into action to identify and communicate with prospects and customers. Go-to-market professionals use our engagement layer for multi-touch and multi-channel sales engagement, web meeting recording, transcription, insight generation, and coaching. Marketers drive awareness, lead generation, and deal acceleration campaigns through account-based marketing, advertising, and onsite conversion optimization solutions including chat functionality. Recruiters and talent acquisition professionals can locate and reach more better-suited candidates, use pipeline management tools to collaborate and organize the hiring process, and automate aspects of the candidate outreach process by more efficiently finding and engaging candidates.
We generate substantially all of our revenue from sales of subscriptions to our platform. Subscriptions include the use of our platform and access to customer support. Subscriptions generally range from one to three years in length, with 53% of customer contracts (based on annualized value) representing multi-year agreements. We typically bill our customers at the beginning of each annual, semi-annual, or quarterly period and recognize revenue ratably over the term of the subscription period.

We sell access to our platform to both new and existing customers. We price our subscriptions based on the functionality, users, and records under management that are included in each product edition. Our core paid products include ZoomInfo Copilot, ZoomInfo Sales, ZoomInfo Marketing, ZoomInfo Operations, and ZoomInfo Talent (with add-on options for some products), GTM Studio, and we have a free community edition, ZoomInfo Lite.
Recent Developments
Impact of Macroeconomic Conditions
Our business and financial condition have and may continue to be impacted by adverse macroeconomic conditions. See “Risks Related to Geopolitical and Macroeconomic Factors” in Part I, Item 1A of our 2025 Form 10-K for further discussion of the possible impact of these issues on our business.
2026 Restructuring Program
On May 5, 2026, the Board approved the 2026 Restructuring Program in order to reduce operating costs and drive stronger operating leverage. Refer to Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
First Lien Credit Agreement Amendment
On May 8, 2026, the Company entered into an amendment of its existing credit agreement that provided for, among other things, an increase to existing commitments under the First Lien Revolving Credit Facility by $26.0 million. Refer to Note 6 - Financing Arrangements of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Goodwill Impairment
Due to a sustained decrease in the Company’s stock price, industry considerations, and a decline in planned revenues and earnings as a result of key changes in strategy during the second quarter of 2026, the Company recognized a goodwill impairment charge of $650.5 million for the three and six months ended June 30, 2026. Refer to Note 5 - Goodwill and Acquired Intangible Assets of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Senior Notes Repurchases
The Company repurchased $58.5 million in aggregate principal amount of its Senior Notes for $47.1 million (in addition to accrued interest of $0.8 million) in cash during the six months ended June 30, 2026. Refer to Note 6 - Financing Arrangements of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total annual contract value ("ACV") for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net revenue retention rate was 89% as of June 30, 2026 and 2025. In the near term, we expect our net revenue retention rate to be impacted by macroeconomic conditions. See the caption above entitled “—Recent Developments — Impact of Macroeconomic Conditions.” Over the long term, we expect our net revenue retention rate to be influenced by our ability to move upmarket, as larger customers have historically exhibited higher net revenue retention. We also measure our success in expanding relationships with existing customers by the number of customers that contract for $100,000 or greater in ACV. As of June 30, 2026 and 2025, our number of customers with $100,000 or greater in ACV was 1,891 and 1,882, respectively. Customers with $100,000 or greater in ACV comprised over 50% of total Company ACV as of June 30, 2026.
Transitioning to Non-Seat Based Pricing
Beginning in the third quarter of 2026, we intend to transition a portion of our per-seat subscription revenue to a hybrid model consisting of a lower annual platform fee combined with pre-purchased data credits that customers consume over time, with existing customers expected to convert primarily as they renew. We believe this transition may, over time, reduce downsell pressure historically associated with seat compression and create additional expansion opportunity as customer data consumption increases, which we expect to affect our net revenue retention and the mix of our ACV between seat-based and non-seat-based arrangements. In the near term, however, this transition may result in revenue headwinds and increased period-to-period variability as customers convert to the new model.
Components of Our Results of Operations
Revenue
Our revenue is derived primarily from subscription services, with the remainder from usage-based services and other revenue. Our subscription services primarily consist of our SaaS applications. Pricing of our subscription contracts is generally based on the functionality provided, the number of users that access our applications, and the amount of data that the customer integrates into their systems. Our subscription contracts typically have a term ranging from one to three years and are non-cancelable. We typically bill for services in advance either annually, semi-annually, or quarterly, and we typically require payment at the beginning of each annual, semi-annual, or quarterly period.

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
Operating expenses
Our operating expenses consist of sales and marketing, research and development, general and administrative, amortization of other acquired intangibles, and goodwill impairment. The most significant component of our operating expenses is personnel costs, which consists of salaries, bonuses, sales commissions, equity-based compensation, and other employee-related benefits. Operating expenses also include overhead costs for facilities, technology, professional fees, depreciation and amortization expense, marketing, litigation settlements, and restructuring and transaction-related expenses. We anticipate that restructuring and transaction-related expenses, including potential impairments, will be influenced by activities related to potential future acquisitions, strategic restructuring efforts, and leased spaces that we plan to sublease, which could cause these costs to vary, potentially significantly, from our historic levels.
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
General and administrative. General and administrative expenses primarily consist of employee-related costs such as salaries, bonuses, equity-based compensation, and other employee related benefits for our executive, finance, legal, human resources, IT, and business operations and administrative teams, as well as overhead costs. Additionally, we incur expenses related to bad debt and collections, as well as for professional fees including legal services, accounting, banking, and other consulting services. General and administrative expenses also include restructuring and transaction-related expenses, such as impairment charges associated with our leasing activity. We also incur charges associated with litigation settlements related to class actions.
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
Goodwill impairment consists of charges resulting from the excess of the carrying amount of the Company’s reporting unit over its estimated fair value, which is assessed annually and on an interim basis when triggering events occur.
Interest expense, net
Interest expense, net represents the interest payable on our debt obligations and the amortization of debt discounts and debt issuance costs, less interest income.
We anticipate that interest expense could be impacted by changes in variable interest rates, the issuance of additional debt or repurchase of existing debt, or changes in our interest rate hedging strategies, such as entering into new hedging arrangements or the expiration of existing interest rate swaps.
Gain on debt extinguishment
Gain on debt extinguishment represents the excess of the net carrying amount of the senior notes repurchased and extinguished over the cash consideration paid to repurchase such notes. The net carrying amount includes any unamortized debt discount and deferred financing costs, both of which are written off upon extinguishment.

We anticipate that gains related to debt extinguishment will only occur if we extinguish indebtedness before the contractual repayment dates or amend our existing financing arrangements.
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
Provision for income taxes
The Company is subject to income taxes in the United States and various foreign jurisdictions. We recognize deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We have significant U.S. federal and state deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We evaluate recoverability of these deferred tax assets by assessing future expected taxable income from all sources, including reversing taxable temporary differences, forecasted and historical earnings, available carryback and carryforward periods, and prudent and feasible tax planning strategies. A valuation allowance is established only if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We regularly review whether it is more likely than not that our deferred tax assets will be realizable. As of June 30, 2026, a valuation allowance is recorded against certain federal, foreign, and state-level attributes.
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

Results of Operations
The following table presents our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenue	$310.4	$306.7	$620.6	$612.4
Cost of revenue:
Cost of service(1)	46.8	40.1	90.3	77.9
Amortization of acquired technology	6.8	9.4	14.3	18.9
Gross profit	$256.8	$257.2	$516.0	$515.6
Operating expenses:
Sales and marketing(1)	107.7	106.3	211.0	212.3
Research and development(1)	56.8	44.6	98.9	95.7
General and administrative(1)	58.6	47.3	109.4	93.1
Amortization of other acquired intangibles	5.2	5.3	10.3	10.5
Goodwill impairment	650.5	—	650.5	—
Total operating expenses	$878.8	$203.5	$1,080.1	$411.6
Income (Loss) from operations	$(622.0)	$53.7	$(564.1)	$104.0
Interest expense, net	14.7	10.7	28.2	20.5
Gain on debt extinguishment	(11.0)	—	(11.0)	—
Other income, net	(7.2)	(14.0)	(7.1)	(13.1)
Income (Loss) before income taxes	$(618.5)	$57.0	$(574.2)	$96.6
Provision for income taxes	25.2	33.0	40.2	45.8
Net income (loss)	$(643.7)	$24.0	$(614.4)	$50.8
__________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cost of service	$2.5	$2.8	$5.1	$5.6
Sales and marketing	8.1	11.4	16.2	22.8
Research and development	7.0	8.4	14.1	17.0
General and administrative	8.1	7.1	15.8	13.9
Total equity-based compensation expense	$25.7	$29.7	$51.2	$59.3
Three and six months ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Revenue	$310.4	$306.7	$3.7	1%	$620.6	$612.4	$8.2	1%
The increase was primarily due to the effects of the Company’s continued shift of the mix of business upmarket.

Cost of revenue and Gross profit

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Cost of revenue	$53.6	$49.5	$4.1	8%	$104.6	$96.8	$7.8	8%
Cost of revenue, excluding equity-based compensation expense	51.1	46.7	4.4	9%	99.5	91.2	8.3	9%

Gross profit	$256.8	$257.2	$(0.4)	—%	$516.0	$515.6	$0.4	—%

Gross margin	83%	84%	83%	84%
Cost of revenue, excluding equity-based compensation expense, increased primarily due to expense from the 2026 Restructuring Program, higher hosting and infrastructure expense and depreciation expense on internally developed capitalized software, partially offset by lower amortization of acquired technology due to certain intangible assets being fully amortized.
Gross profit was relatively flat due to the offsetting factors in revenues and cost of revenue as discussed above. Gross margin decreased as cost of revenue grew faster than revenue on a percentage basis.
Operating expenses

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Operating expenses	$878.8	$203.5	$675.3	332%	$1,080.1	$411.6	$668.5	162%
Operating expenses, excluding equity-based compensation expense	855.6	176.6	679.0	384%	1,034.0	357.9	676.1	189%
Sales and marketing

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Sales and marketing	$107.7	$106.3	$1.4	1%	$211.0	$212.3	$(1.3)	(1)%
Sales and marketing, excluding equity-based compensation expense	99.6	94.9	4.7	5%	194.8	189.5	5.3	3%
Sales and marketing, excluding equity-based compensation, increased primarily due to expense from the 2026 Restructuring Program, which was partially offset by lower payroll tax and benefit expense, employee compensation expense and facilities expense.

Research and development

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Research and development	$56.8	$44.6	$12.2	27%	$98.9	$95.7	$3.2	3%
Research and development, excluding equity-based compensation expense	49.8	36.2	13.6	38%	84.8	78.7	6.1	8%
Research and development, excluding equity-based compensation, increased primarily due to expense and other transition-related costs from the 2026 Restructuring Program, higher technology expense and capitalization of employee compensation expense, partially offset by lower employee compensation expense.
General and administrative

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
General and administrative	$58.6	$47.3	$11.3	24%	$109.4	$93.1	$16.3	18%
General and administrative, excluding equity-based compensation expense	50.5	40.2	10.3	26%	93.6	79.2	14.4	18%
General and administrative, excluding equity-based compensation, increased primarily due to higher litigation settlement expense related to class actions, lease and the related leasehold improvements impairment charges, and higher non-income tax expense, partially offset by lower employee compensation expense.
Amortization of other acquired intangibles

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Amortization of other acquired intangibles	$5.2	$5.3	$(0.1)	(2)%	$10.3	$10.5	$(0.2)	(2)%
Amortization of other acquired intangibles was relatively flat year-over-year.

Goodwill impairment

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Goodwill impairment	$650.5	$—	*	*	$650.5	$—	*	*
__________________
*Not meaningful
The increase was driven by a goodwill impairment charge recognized during the second quarter of 2026, due to a sustained decrease in the Company’s stock price, industry considerations, and a decline in planned revenues and earnings as a result of key changes in strategy.
Equity-based compensation expense

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Equity-based compensation expense	$25.7	$29.7	$(4.0)	(13)%	$51.2	$59.3	$(8.1)	(14)%
Equity-based compensation expense decreased primarily due to lower weighted average grant date fair values of shares being amortized in the current period compared to those that were amortized in the prior period.
Income (Loss) from operations

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Income (Loss) from operations	$(622.0)	$53.7	*	*	$(564.1)	$104.0	*	*

Operating income (loss) margin	(200)%	18%	(91)%	17%
__________________
*Not meaningful
Income (Loss) from operations changed from income to loss primarily due to the goodwill impairment charge, expense and other transition-related costs from the 2026 Restructuring Program, litigation expense related to class actions, lease and the related leasehold improvements impairment charges, partially offset by lower employee compensation expenses and higher revenue. The decrease in operating income margin was mostly due to the goodwill impairment charge.
Interest expense, net

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Interest expense, net	$14.7	$10.7	$4.0	37%	$28.2	$20.5	$7.7	38%
The increase was primarily due to lower interest income from our derivative swaps.

Gain on debt extinguishment

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Gain on debt extinguishment	$(11.0)	$—	*	*	$(11.0)	$—	*	*
__________________
*Not meaningful
The gain on debt extinguishment was driven by the repurchase and retirement of a portion of the Company’s Senior Notes at a discount to their carrying value.
Other income, net

	Three Months Ended June 30,		$ Change*	% Change*	Six Months Ended June 30,		$ Change*	% Change*
(in millions)	2026	2025			2026	2025
TRA remeasurement gain	$(4.1)	$(14.6)			$(5.5)	$(13.4)
Foreign currency remeasurement (gain) loss	(3.0)	0.6			(1.5)	0.4
Investment income	(0.1)	—			(0.1)	(0.1)
Other income, net	$(7.2)	$(14.0)	$6.8	49%	$(7.1)	$(13.1)	$6.0	46%
__________________
*Shown in absolute terms
Provision for income taxes

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Provision for income taxes	$25.2	$33.0	$(7.8)	(24)%	$40.2	$45.8	$(5.6)	(12)%

Effective tax rate	(4.1)%	57.9%	(7.0)%	47.4%
Provision for income taxes decreased primarily due to decreased income before taxes and effects of changes in state tax law and apportionment, partially offset by an increase in the valuation allowance.
The effective tax rate differed from the US federal statutory rate of 21.0% due to U.S. state taxes, non-deductible equity compensation costs, and foreign tax effects, partially offset by research and development credits. The Company’s effective tax rate for the period was further impacted by a goodwill impairment charge which is not deductible for income tax purposes, valuation allowance recorded against certain foreign deferred tax assets not expected to be realized and shortfalls in tax-deductible equity compensation compared to amounts recognized in our financial accounts.

Net income (loss)

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Net income (loss)	$(643.7)	$24.0	*	*	$(614.4)	$50.8	*	*
__________________
*Not meaningful
Net income (loss) decreased primarily due to the goodwill impairment charge and expense and other transition-related costs from the 2026 Restructuring Program, partially offset by higher revenue and lower provision for income taxes.
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
We view Adjusted Operating Income, Adjusted Operating Income Margin, Adjusted EBITDA, and Adjusted Net Income as operating performance measures. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted Operating Income is U.S. GAAP operating income. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted Operating Income Margin is U.S. GAAP operating income divided by U.S. GAAP revenue. We believe that the most directly comparable U.S. GAAP financial measure to Adjusted EBITDA and Adjusted Net Income is U.S. GAAP Net Income (Loss).
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

Adjusted Operating Income and Adjusted Operating Income Margin
We define Adjusted Operating Income as income (loss) from operations adjusted for, as applicable, (i) amortization of acquired technology and other acquired intangibles, (ii) goodwill impairment, (iii) equity-based compensation expense, (iv) restructuring and transaction-related expenses, (v) integration costs and acquisition-related expenses, and (vi) litigation settlement. We exclude the impact of amortization of acquired technology and other acquired intangibles, goodwill impairment, as well as equity-based compensation expense, because these are non-cash expenses and we believe that excluding these items provides meaningful supplemental information regarding performance and ongoing cash-generation potential. We exclude restructuring and transaction-related expenses, as well as integration costs and acquisition-related compensation, because such expenses are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. We have also excluded charges associated with litigation settlements related to class actions because we believe it represents an extraordinary litigation expense outside of our ordinary course of business and is not indicative of our operating performance. Adjusted Operating Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. We define Adjusted Operating Income Margin as Adjusted Operating Income divided by revenue.
The following table presents a reconciliation of Income (Loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Income (Loss) from operations (GAAP)	$(622.0)	$53.7	$(564.1)	$104.0
Amortization of acquired technology	6.8	9.4	14.3	18.9
Amortization of other acquired intangibles	5.2	5.3	10.3	10.5
Goodwill impairment	650.5	—	650.5	—
Equity-based compensation expense	25.7	29.7	51.2	59.3
Restructuring and transaction-related expenses(1)	35.3	5.1	45.3	10.5
Litigation settlement(2)	8.5	1.5	12.2	2.4
Adjusted Operating Income (Non-GAAP)	$110.0	$104.7	$219.7	$205.6

Revenue (GAAP)	$310.4	$306.7	$620.6	$612.4

Operating Income (Loss) Margin (GAAP)	(200)%	18%	(91)%	17%
Adjusted Operating Income Margin (Non-GAAP)	35%	34%	35%	34%

__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2026, this expense is primarily related to the 2026 Restructuring Program as well as lease restructuring activities, including right-of-use asset and the related leasehold improvements impairment charges. Restructuring and transaction-related expenses related to the 2026 Restructuring Program include employee severance and termination benefits and other associated costs, as well as transition-related costs. For the three and six months ended June 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. Amounts include restructuring and transaction-related expenses, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cost of service	$3.5	$0.3	$4.0	$0.7
Sales and marketing	8.5	1.6	11.4	3.0
Research and development	18.3	1.5	19.8	3.8
General and administrative	5.0	1.7	10.1	3.0
Total restructuring and transaction-related expenses	$35.3	$5.1	$45.3	$10.5
(2)Represents charges associated with legal settlements, and associated legal fees, related to class actions.

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Adjusted Operating Income (Non-GAAP)	$110.0	$104.7	$5.3	5%	$219.7	$205.6	$14.1	7%

Adjusted Operating Income Margin (Non-GAAP)	35%	34%	35%	34%
Adjusted Operating Income increased primarily due to lower employee compensation expense and higher revenues, partially offset by increases in both hosting and infrastructure expense and technology expense.
Adjusted Net Income
We define Adjusted Net Income as net income (loss) adjusted for, as applicable, (i) gain on debt extinguishment, (ii) amortization of acquired technology and other acquired intangibles, (iii) goodwill impairment, (iv) equity-based compensation expense, (v) restructuring and transaction-related expenses, (vi) integration costs and acquisition-related expenses, (vii) litigation settlement, (viii) TRA liability remeasurement (benefit) expense, (ix) other (income) loss, net and (x) tax impacts of adjustments to net income (loss). Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income (loss) or net income (loss) as indicators of operating performance.

The following table presents a reconciliation of Net income (loss) to Adjusted Net Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss) (GAAP)	$(643.7)	$24.0	$(614.4)	$50.8
Gain on debt extinguishment	(11.0)	—	(11.0)	—
Amortization of acquired technology	6.8	9.4	14.3	18.9
Amortization of other acquired intangibles	5.2	5.3	10.3	10.5
Goodwill impairment	650.5	—	650.5	—
Equity-based compensation expense	25.7	29.7	51.2	59.3
Restructuring and transaction-related expenses(1)	35.3	5.1	45.3	10.5
Litigation settlement(2)	8.5	1.5	12.2	2.4
TRA liability remeasurement gain	(4.1)	(14.6)	(5.5)	(13.4)
Tax impacts of adjustments to net income (loss)(3)	13.9	25.8	21.7	29.0
Adjusted Net Income (Non-GAAP)	$87.1	$86.1	$174.6	$168.0
__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2026, this expense is primarily related to the 2026 Restructuring Program as well as lease restructuring activities, including right-of-use asset and the related leasehold improvements impairment charges. Restructuring and transaction-related expenses related to the 2026 Restructuring Program include employee severance and termination benefits and other associated costs, as well as transition-related costs. For the three and six months ended June 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. Amounts include restructuring and transaction-related expenses, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cost of service	$3.5	$0.3	$4.0	$0.7
Sales and marketing	8.5	1.6	11.4	3.0
Research and development	18.3	1.5	19.8	3.8
General and administrative	5.0	1.7	10.1	3.0
Total restructuring and transaction-related expenses	$35.3	$5.1	$45.3	$10.5
(2)Represents charges associated with legal settlements, and associated legal fees, related to class actions.

(3)Represents tax expense associated with Net income (loss) (GAAP) excluded from Adjusted Net Income (Non-GAAP). The Company calculates the tax impacts of adjustments to net income (loss) by taking the total gross value of the adjustments and multiplying it by the Company’s U.S. federal and state statutory tax rate. We then recalculate the tax impact of book-tax differences related to equity compensation, the tax receivable agreements, and restructuring and transaction-related expenses. For the three and six months ended June 30, 2026, the tax impacts of adjustments to net income (loss) between GAAP and Non-GAAP are presented based on the specific rate reconciliation categories established under ASU 2023-09. For the three months ended June 30, 2026, these primarily relate to recognizing $14.7 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $9.7 million of tax expense from foreign tax effects, and adjusting out $3.2 million of tax expense from non-deductible stock-based compensation. For the three months ended June 30, 2025, these primarily relate to recognizing $15.2 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $14.6 million of tax expense from the effects of changes in state tax law and apportionment, and adjusting out $4.0 million of tax expense from non-deductible stock-based compensation. For the six months ended June 30, 2026, these primarily relate to recognizing $30.6 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $10.5 million of tax expense from foreign tax effects, and adjusting out $5.2 million of tax expense from non-deductible stock-based compensation. For the six months ended June 30, 2025, these primarily relate to recognizing $28.8 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $13.4 million of tax expense from the effects of changes in state tax law and apportionment, and adjusting out $7.0 million of tax expense from non-deductible stock-based compensation. We believe the exclusion of these adjustments provides investors with useful information about the Company’s underlying results and trends, allowing them to better understand and compare net income (loss) related to ongoing operations and the related current and deferred income tax expense.

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Adjusted Net Income (Non-GAAP)	$87.1	$86.1	$1.0	1%	$174.6	$168.0	$6.6	4%
The increase was primarily due to higher Adjusted Operating Income, partially offset by higher non-operating expenses such as interest expense.
Adjusted EBITDA
EBITDA is defined as earnings before interest, taxes, depreciation, and amortization. Management further adjusts EBITDA to exclude certain items of a significant or unusual nature, including, as applicable, other (income) expense, net, gain on debt extinguishment, impact of certain non-cash items, such as goodwill impairment, equity-based compensation expense, restructuring and transaction-related expenses, integration costs and acquisition-related expenses, and litigation settlement. We exclude these items because these are either non-cash expenses which we do not consider indicative of performance and ongoing cash-generation potential or are episodic in nature and have no direct correlation to the cost of operating our business on an ongoing basis. Adjusted EBITDA is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted EBITDA should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income (loss) or net income (loss) as indicators of operating performance.

The following table presents a reconciliation of Net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income (loss) (GAAP)	$(643.7)	$24.0	$(614.4)	$50.8
Provision for income taxes	25.2	33.0	40.2	45.8
Interest expense, net	14.7	10.7	28.2	20.5
Gain on debt extinguishment	(11.0)	—	(11.0)	—
Depreciation expense(1)	9.0	6.6	17.5	13.4
Amortization of acquired technology	6.8	9.4	14.3	18.9
Amortization of other acquired intangibles	5.2	5.3	10.3	10.5
Other income, net(2)	(7.2)	(14.0)	(7.1)	(13.1)
Goodwill impairment	650.5	—	650.5	—
Equity-based compensation expense	25.7	29.7	51.2	59.3
Restructuring and transaction-related expenses(3)	35.3	5.1	45.3	10.5
Litigation settlement(4)	8.5	1.5	12.2	2.4
Adjusted EBITDA (Non-GAAP)	$119.1	$111.3	$237.3	$219.0
__________________
(1)The three and six months ended June 30, 2026 exclude depreciation charges related to lease restructuring activities. The six months ended June 30, 2025 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 4 - Property and Equipment and Note 12 - Leases in our 2025 Form 10-K for further information.
(2)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and six months ended June 30, 2026, this expense is primarily related to the 2026 Restructuring Program as well as lease restructuring activities, including right-of-use asset and the related leasehold improvements impairment charges. Restructuring and transaction-related expenses related to the 2026 Restructuring Program include employee severance and termination benefits and other associated costs, as well as transition-related costs. For the three and six months ended June 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. Amounts include restructuring and transaction-related expenses, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cost of service	$3.5	$0.3	$4.0	$0.7
Sales and marketing	8.5	1.6	11.4	3.0
Research and development	18.3	1.5	19.8	3.8
General and administrative	5.0	1.7	10.1	3.0
Total restructuring and transaction-related expenses	$35.3	$5.1	$45.3	$10.5
(4)Represents charges associated with legal settlements, and associated legal fees, related to class actions.

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Adjusted EBITDA (Non-GAAP)	$119.1	$111.3	$7.8	7%	$237.3	$219.0	$18.3	8%
The increase was primarily due to higher revenues and lower employee compensation expense, partially offset by increases in both hosting and infrastructure expense and technology expense.
Liquidity and Capital Resources
As of June 30, 2026, we had $147.6 million of cash and cash equivalents, $2.5 million of short-term investments, $0.5 million of long-term investments, and $176.0 million available under our First Lien Revolving Credit Facility. In May 2026, the Company entered into an amendment of its existing credit agreement to increase the total commitments under the First Lien Revolving Credit Facility by $26.0 million. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We typically invoice our subscription customers for services annually, semi-annually, or quarterly in advance of delivery. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of June 30, 2026, we had unearned revenue of $464.7 million, of which $462.3 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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
Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$202.0	$228.1
Net cash used in investing activities	(42.7)	(43.3)
Net cash used in financing activities	(174.0)	(153.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(14.7)	$31.5

Cash flows from operating activities
Net cash provided by operating activities was $202.0 million for the six months ended June 30, 2026 as a result of net loss of $614.4 million, adjusted by non-cash charges of $833.0 million and the net decrease in our operating assets and liabilities of $16.6 million. The non-cash charges are primarily comprised of goodwill impairment of $650.5 million, equity-based compensation of $51.2 million, amortization of deferred commission costs of $48.6 million, depreciation and amortization of $42.5 million, and a decrease in deferred tax assets of $36.9 million. The net decrease in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $37.1 million, a decrease in unearned revenue of $13.1 million and a decrease in accounts payable of $12.8 million, as well as a decrease in accounts receivable of $30.5 million and an increase in accrued expenses and other liabilities of $14.7 million.
Net cash provided by operating activities was $228.1 million for the six months ended June 30, 2025 as a result of net income of $50.8 million, adjusted by non-cash charges of $186.4 million and the net change in our operating assets and liabilities of $9.1 million. The non-cash charges are primarily comprised of equity-based compensation of $59.3 million, depreciation and amortization of $43.4 million, amortization of deferred commission costs of $43.4 million, and a decrease in deferred tax assets net of deferred tax liabilities of $42.6 million. The net change in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $37.6 million, an increase in prepaid and other current assets of $10.5 million, and a decrease in unearned revenue of $5.6 million, partially offset by a decrease in accounts receivable of $44.2 million.
We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related cash costs. During the six months ended June 30, 2026 and 2025, we incurred the following associated cash expenditures:

	Six Months Ended June 30,
(in millions)	2026	2025
Interest paid in cash	$30.5	$21.8
Restructuring and transaction-related expenses paid in cash(1)	30.5	9.6
Litigation settlement payments(2)	5.7	1.7
__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the six months ended June 30, 2026, these payments related primarily to expense and other transition-related costs from the 2026 Restructuring Program, and lease restructuring activity. For the six months ended June 30, 2025, these payments related primarily to employee severance and termination benefits payments and Waltham Lease Restructuring charges.
(2)Represents cash payments for legal fees associated with legal settlements related to class actions.
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
Cash flows from investing activities
Net cash used in investing activities for the six months ended June 30, 2026 was $42.7 million, comprised of purchases of property and equipment and other assets of $41.7 million, payments for right-of-use asset initial direct costs of $2.0 million and purchases of investments of $1.0 million, as well as maturities of investments of $2.0 million.

Net cash used in investing activities for the six months ended June 30, 2025 was $43.3 million, consisting of purchases of property and equipment and other assets of $36.8 million and purchases of investments of $7.0 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash flows from financing activities
Net cash used in financing activities for the six months ended June 30, 2026 was $174.0 million and primarily comprised of payments relating to the repurchase of common stock of $122.4 million, repayment of debt of $50.1 million, and payments of taxes related to net share settlement of equity awards of $1.4 million.
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
Debt Obligations
As of June 30, 2026, the aggregate balance of $100.0 million under the First Lien Revolver is due, in its entirety, at the contractual maturity date of February 28, 2028, and the aggregate remaining principal balance of $591.5 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears. During the six months ended June 30, 2026, the Company repurchased $58.5 million in aggregate principal amount of its Senior Notes for $47.1 million (in addition to accrued interest of $0.8 million) in cash. As of June 30, 2026, the Company had a remaining principal balance of $579.2 million with respect to its First Lien Term Loan. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate outstanding amount as of the latest amendment, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The First Lien Term Loan has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 0.75% for Base Rate loans or 1.75% for SOFR loans. The effective interest rate on the First Lien Term Loan was 5.64% and 5.71% as of June 30, 2026 and December 31, 2025, respectively.

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
The First Lien Revolving Credit Facility, which has $100.0 million outstanding as of June 30, 2026, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio. The effective interest rate on the First Lien Revolving Credit Facility was 5.82% and 6.12% as of June 30, 2026 and December 31, 2025, respectively.
Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the twelve months ended June 30, 2026 was $493.9 million. Our total net leverage ratio to Adjusted EBITDA as of June 30, 2026 was 2.3x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,270.7
Less: Cash and cash equivalents, and investments	150.6
Net contractual maturity of outstanding indebtedness	$1,120.1
Trailing Twelve Months (TTM) Adjusted EBITDA	$493.9
Total net leverage ratio to Adjusted EBITDA	2.3x
Our Consolidated First Lien Net Leverage Ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash, cash equivalents and investments (as applicable), divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the twelve months ended June 30, 2026 was $489.2 million. Our Consolidated First Lien Net Leverage Ratio as of June 30, 2026 was 1.1x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$679.2
Less: Cash and cash equivalents, and investments	150.6
Net contractual maturity of First Lien indebtedness	$528.6
Trailing Twelve Months (TTM) Cash EBITDA	$489.2
Consolidated First Lien Net Leverage Ratio	1.1x

Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Cash EBITDA. Cash EBITDA for the twelve months ended June 30, 2026 was $489.2 million. Our total net leverage ratio to Cash EBITDA as of June 30, 2026 was 2.3x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,270.7
Less: Cash and cash equivalents, and investments	150.6
Net contractual maturity of outstanding indebtedness	$1,120.1
Trailing Twelve Months (TTM) Cash EBITDA	$489.2
Total net leverage ratio to Cash EBITDA	2.3x

Trailing Twelve Months as of
(in millions)	June 30, 2026
Net income (loss)	$(541.0)
Provision for income taxes	64.5
Interest expense, net	50.3
Gain on debt extinguishment	(11.0)
Depreciation expense(1)	33.9
Amortization of acquired technology	33.0
Amortization of other acquired intangibles	20.7
Other income, net(2)	(5.2)
Goodwill impairment	650.5
Equity-based compensation expense	108.1
Restructuring and transaction-related expenses(3)	75.1
Litigation settlement(4)	15.0
Adjusted EBITDA (Non-GAAP)	$493.9
Unearned revenue adjustment	(7.6)
Cash rent adjustment	2.2
Other lender adjustments	0.7
Cash EBITDA (Non-GAAP)	$489.2
__________________
(1)Amounts exclude the depreciation associated with lease restructuring activities.
(2)Primarily represents revaluations on the TRA liability, foreign currency remeasurement (gain) loss and investment income.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended June 30, 2026, this expense related primarily to lease restructuring activities, including right-of-use asset and the related leasehold improvements impairment charges, and expense and other transition-related costs from the 2026 Restructuring Program.
(4)Represents charges associated with legal settlements and associated legal fees related to class actions.

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
Capital Expenditures

	Six Months Ended June 30,		$ Change	% Change
(in millions)	2026	2025
Capital expenditures	$41.7	$36.8	$4.9	13%
The increase was primarily due to higher capitalization of internal use developed software and incremental spend related to facilities.
Tax Receivable Agreements
For information related to our TRA, refer to Note 15 - Tax Receivable Agreements in our 2025 Form 10-K.
As of June 30, 2026, the Company had a liability of $2,726.4 million related to its projected obligations under the TRA. No payments were made to TRA holders pursuant to the TRA during the six months ended June 30, 2026 and 2025.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our 2025 Form 10-K, except as described below.

Impairment and Abandonment of Long-lived Assets
Goodwill is calculated as the excess of the fair value of purchase consideration paid in a business combination over the fair value of the assets acquired less liabilities assumed. Goodwill is not amortized and is tested for impairment at least annually during the fourth quarter of our fiscal year or when events and circumstances indicate that the fair value of a reporting unit may be below its carrying value. The Company has one reporting unit.
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
Due to a sustained decrease in the Company’s stock price, industry considerations, and a decline in planned revenues and earnings as a result of key changes in strategy during the second quarter of 2026, the Company performed a test of its goodwill and other intangible assets for impairment in connection with the preparation of its financial statements for the quarterly period ended June 30, 2026. The Company recorded a goodwill impairment charge of $650.5 million during the three and six months ended June 30, 2026. There was no impairment identified on our other indefinite-lived intangible assets.
The valuation of goodwill is a critical accounting estimate that requires significant judgment and is subject to a high degree of uncertainty, as it requires the application of significant estimates and the use of unobservable inputs, including forecasted revenues and earnings, comparable company valuation multiples, terminal growth rates, and discount rates. These estimates and inputs change over time based on operating results, market conditions, and other factors, and could materially affect the determination of fair value and the results of future goodwill impairment assessments.
The Company estimates the fair value of the reporting unit using an equal weighting of an income and a market approach. The Company assesses the appropriateness of projected financial information and multiples by comparing projected growth rates, operating margins and capital expenditures, as well as the terminal value of the Company at the end of the projection period to historical performance, industry data, and selected guideline companies.
As of June 30, 2026, the Company had a remaining goodwill balance of $1,042.2 million. Refer to Note 5 - Goodwill and Acquired Intangible Assets for further information.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on both our First Lien Term Loan and First Lien Revolving Credit Facility, which bear a variable interest rate based on SOFR. As of June 30, 2026, the total principal balance outstanding on our First Lien Term Loan was $579.2 million. We have implemented a hedging strategy to mitigate the interest rate risk on our First Lien Term Loan by entering into certain derivative instruments (refer to Note 7 - Derivatives and Hedging Activities of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of June 30, 2026, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have de-designated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of June 30, 2026, all cash flow hedging relationships are designated as accounting hedges.
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

Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade and other receivables. We hold cash deposits with reputable financial institutions that often exceed federally insured limits. We manage our credit risk by concentrating our cash deposits with multiple high-quality financial institutions and periodically evaluating the credit quality of those institutions. The carrying value of cash approximates fair value.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse impact on our business, financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in our 2025 Form 10-K, except as noted below:
Over time, we expect to introduce products, features, and services, or otherwise implement pricing and packaging models, which could adversely affect our business, operating results, financial condition, and future prospects.
Over time, we expect to introduce products, features, and services, or to otherwise implement pricing and packaging models as our platform, our offerings and our customer preferences evolve. For example, we intend to launch a hybrid pricing model during the third quarter of 2026 that pairs a lower annual platform fee with pre-purchased data credits rather than our traditional platform, plus seat-based packages.
We cannot provide assurance that our hybrid or credit-based pricing model will achieve market acceptance, that customer demand and actual usage of our data and services under this model will develop or grow as expected, that revenues generated under this model will meet our expectations, or that any revenue growth will be sustainable or indicative of continued customer demand or broad adoption of this model. While we expect most customers to transition at similar price points, with some moving lower and some higher, this shift may create a near-term revenue headwind and introduces variability in the timing of revenue recognition, driven by the timing of credit consumption relative to credit allowances. Any of the foregoing could adversely affect our business, operating results, financial condition, and future prospects.
Additionally, credit-based, usage-based, or outcome-based billing models increase the complexity of accurately measuring and charging for product usage, and may increase the risk of billing disputes, reduced collectability, refunds, chargebacks, and regulatory scrutiny. Errors or perceived errors in our usage measurement, billing calculations, invoicing, proration, credits, or refund processes could result in customer dissatisfaction, disputes, non-payment, increased customer support costs, and harm to our reputation. In addition, increased reliance on credit-based, usage-based, or outcome-based billing models could increase the complexity of applying revenue recognition guidance to our contracts. If we experience higher-than-expected credits, refunds, disputes, or price concessions, or if we are required to increase reserves for uncollectible amounts, our reported revenue, deferred revenue, operating cash flows, and period-to-period comparability could be adversely affected. Credit-based, usage-based, or outcome-based arrangements may also shift a greater portion of our billings and collections to later periods (including after usage is incurred), which could increase accounts receivable balances, collection risk, and working capital needs and reduce our visibility into near-term results. All of the foregoing may make it more difficult to accurately forecast our operations.
Our previous and any future restructuring efforts, including the 2026 Restructuring Program, may not result in the anticipated savings or operational efficiencies we expected, could result in greater total costs and expenses than we estimated, and could disrupt our business.
We have undertaken, and may undertake from time to time in the future, certain restructuring efforts to drive more efficient growth and advance our strategic initiatives. We may not realize, in full or in part, the anticipated benefits and savings from these restructuring efforts.

Furthermore, these restructuring efforts may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by a reduction in headcount seek alternative employment, this could result in unplanned additional expense to ensure adequate resourcing or harm our productivity. These headcount reductions could also harm our ability to attract and retain qualified management, sales, marketing, engineering, and other personnel who are critical to our business. If we are unable to realize the expected operational efficiencies and cost savings from our restructuring, our operating results and financial condition would be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Programs (in millions)
April 2026	3,164,926	$5.89	3,164,926	$1,121.4
May 2026	597,549	4.39	596,791	1,118.8
June 2026	2,491,796	2.78	2,491,796	1,111.9
Total	6,254,271		6,253,513
__________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB phantom units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2026, the Board authorized an additional $1.0 billion bringing the aggregate total authorizations as of June 30, 2026 to $2.6 billion. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	10-Q filed October 30, 2023	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.3
+ 10.1†	Amendment No.2 to the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan
+ 10.2†	ZoomInfo Technologies Inc. Inducement Equity Incentive Plan
+ 10.3†	Form of Restricted Stock Unit Agreement under the Inducement Plan
+ 10.4†	Form of Performance Stock Unit Agreement under the Inducement Plan
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: August 5, 2026