Form 10-Q
period 2026-09-30
ZoomInfo Technologies Inc.
filed 2026-11-04
CIK 1794515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 30, 2026, there were 293,442,121 shares of the registrant’s common stock outstanding.

ZoomInfo Technologies Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2026

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. These forward-looking statements are included throughout this Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. In some cases, you can identify these forward-looking statements by the use of words such as “anticipate,” “anticipated,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “expected,” “forecast,” “goal,” “intend,” “likely,” “may,” “might,” “objective,” “outlook,” “plan,” “potential,” “predict,” “projection,” “seek,” “should,” “target,” “trend,” “will,” “would” or the negative version of these words or other comparable words.
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
The following are some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Quarterly Report on Form 10-Q, other factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K of ZoomInfo Technologies Inc. for the fiscal year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2026 (the “2025 Form 10-K”), in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and in other reports we file from time to time with the SEC:
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
◦We experience competition from other companies and technologies that allow businesses to gather and aggregate sales, marketing, recruiting, and other data, and we face, and expect to increasingly face, competition from prominent large-language-model (LLM) providers and generative AI companies, and any of their competing products and services could provide greater appeal to our customers;
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
Risks Related to Financial, Accounting, and Credit Matters
◦We generate revenue from sales of subscriptions to our platform and data, and any decline in demand for the types of products and services we offer would negatively impact our business;
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
v

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ZoomInfo Technologies Inc.
Consolidated Balance Sheets
(in millions, except share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$139.5	$175.9
Short-term investments	0.5	4.0
Restricted cash, current	13.1	—
Accounts receivable, net of allowance of $10.3 and $11.3, respectively	168.3	225.6
Prepaid expenses and other current assets	83.1	48.5
Total current assets	$404.5	$454.0

Restricted cash, non-current	$10.2	$9.8
Property and equipment, net	179.4	162.6
Operating lease right-of-use assets, net	112.6	113.3
Intangible assets, net	180.6	217.3
Goodwill	1,042.2	1,692.7
Deferred tax assets	3,618.9	3,662.3
Deferred costs and other assets, net of current portion	120.2	127.5
Total assets	$5,668.6	$6,439.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16.3	$31.3
Accrued expenses and other current liabilities	164.0	115.1
Unearned revenue, current portion	418.9	474.6
Current portion of operating lease liabilities	7.5	6.0
Current portion of long-term debt	5.9	5.9
Total current liabilities	$612.6	$632.9

Unearned revenue, net of current portion	$1.9	$3.2
Tax receivable agreements liability	2,725.4	2,731.9
Operating lease liabilities, net of current portion	246.2	239.2
Long-term debt, net of current portion	1,222.6	1,318.1
Deferred tax liabilities	5.6	3.8
Other long-term liabilities	1.6	1.7
Total liabilities	$4,815.9	$4,930.8

Commitments and Contingencies (Note 9)

Stockholders' Equity:
Common stock, par value $0.01; 3,300,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 291,993,252 and 307,293,985 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$2.9	$3.0
Preferred stock, par value $0.01; 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; zero issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital (“APIC”)	1,019.7	1,068.1
Accumulated other comprehensive income (“AOCI”)	5.7	1.0
Retained earnings (deficit)	(175.6)	436.6
Total stockholders' equity	$852.7	$1,508.7
Total liabilities and stockholders' equity	$5,668.6	$6,439.5
See accompanying Notes to Unaudited Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Operations
(in millions, except per share amounts; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$308.8	$318.0	$929.4	$930.4
Cost of revenue:
Cost of service(1)	45.1	42.3	135.4	120.2
Amortization of acquired technology	6.8	9.4	21.1	28.3
Gross profit	$256.9	$266.3	$772.9	$781.9
Operating expenses:
Sales and marketing(1)	101.8	101.6	312.8	313.9
Research and development(1)	53.5	44.1	152.4	139.8
General and administrative(1)	72.7	47.9	182.1	141.0
Amortization of other acquired intangibles	5.3	5.2	15.6	15.7
Goodwill impairment	—	—	650.5	—
Total operating expenses	$233.3	$198.8	$1,313.4	$610.4
Income (Loss) from operations	$23.6	$67.5	$(540.5)	$171.5
Interest expense, net	15.0	11.5	43.2	32.0
Gain on debt extinguishment	(3.4)	—	(14.4)	—
Other (income) loss, net	2.0	(0.4)	(5.1)	(13.5)
Income (Loss) before income taxes	$10.0	$56.4	$(564.2)	$153.0
Provision for income taxes	7.8	17.7	48.0	63.5
Net income (loss)	$2.2	$38.7	$(612.2)	$89.5

Net income (loss) per share of common stock:
Basic	$0.01	$0.12	$(2.07)	$0.27
Diluted	0.01	0.12	(2.07)	0.27
________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cost of service	$3.1	$2.9	$8.2	$8.5
Sales and marketing	9.1	10.4	25.3	33.2
Research and development	8.9	8.5	23.0	25.5
General and administrative	10.0	8.1	25.8	22.0
Total equity-based compensation expense	$31.1	$29.9	$82.3	$89.2
See accompanying Notes to Unaudited Consolidated Financial Statements.

ZoomInfo Technologies Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$2.2	$38.7	$(612.2)	$89.5
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedges	$2.5	$0.5	$6.9	$4.5
Reclassification of realized loss (gain) on settlement of cash flow hedges	0.4	(6.3)	(0.7)	(17.0)
Other comprehensive income (loss), before tax	$2.9	$(5.8)	$6.2	$(12.5)
Tax effect	(0.7)	1.5	(1.5)	3.2
Other comprehensive income (loss), net of tax	$2.2	$(4.3)	$4.7	$(9.3)
Comprehensive income (loss)	$4.4	$34.4	$(607.5)	$80.2
See accompanying Notes to Unaudited Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited)

	Common Stock		APIC	AOCI	Retained earnings (deficit)	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2025	307,293,985	$3.0	$1,068.1	$1.0	$436.6	$1,508.7
Issuance of common stock upon vesting of RSUs	1,995,507	—	—	—	—	—
Shares withheld related to net share settlement	(110,159)	—	(0.9)	—	—	(0.9)
Repurchase of common stock	(13,099,790)	(0.1)	(91.1)	—	—	(91.2)
Net income	—	—	—	—	29.3	29.3
Other comprehensive income	—	—	—	0.8	—	0.8
Equity-based compensation expense	—	—	26.9	—	—	26.9
Balance, March 31, 2026	296,079,543	$2.9	$1,003.0	$1.8	$465.9	$1,473.6
Issuance of common stock upon vesting of RSUs	2,585,598	—	—	—	—	—
Shares withheld related to net share settlement	(99,321)	—	(0.6)	—	—	(0.6)
Repurchase of common stock	(6,253,513)	—	(28.3)	—	—	(28.3)
Net loss	—	—	—	—	(643.7)	(643.7)
Other comprehensive income	—	—	—	1.7	—	1.7
Equity-based compensation expense	—	—	26.0	—	—	26.0
Balance, June 30, 2026	292,312,307	$2.9	$1,000.1	$3.5	$(177.8)	$828.7
Issuance of common stock upon vesting of RSUs	2,424,514	—	—	—	—	—
Shares withheld related to net share settlement	(193,920)	—	(0.6)	—	—	(0.6)
Repurchase of common stock	(2,549,649)	—	(7.5)	—	—	(7.5)
Net income	—	—	—	—	2.2	2.2
Other comprehensive income	—	—	—	2.2	—	2.2
Equity-based compensation expense	—	—	27.7	—	—	27.7
Balance, September 30, 2026	291,993,252	$2.9	$1,019.7	$5.7	$(175.6)	$852.7

ZoomInfo Technologies Inc. Consolidated Statements of Changes in Stockholders’ Equity (in millions, except share data; unaudited) (continued)

	Common Stock		APIC	AOCI	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance, December 31, 2024	342,027,974	$3.4	$1,362.9	$14.8	$312.4	$1,693.5
Issuance of common stock upon vesting of RSUs	1,417,178	—	—	—	—	—
Shares withheld related to net share settlement	(502,692)	—	(5.4)	—	—	(5.4)
Repurchase of common stock	(8,598,274)	(0.1)	(95.8)	—	—	(95.9)
Net income	—	—	—	—	26.8	26.8
Other comprehensive loss	—	—	—	(3.6)	—	(3.6)
Equity-based compensation expense	—	—	30.7	—	—	30.7
Balance, March 31, 2025	334,344,186	$3.3	$1,292.4	$11.2	$339.2	$1,646.1
Issuance of common stock upon vesting of RSUs	2,155,151	—	—	—	—	—
Shares withheld related to net share settlement	(61,113)	—	(0.6)	—	—	(0.6)
Repurchase of common stock	(15,876,573)	(0.2)	(147.4)	—	—	(147.6)
Net income	—	—	—	—	24.0	24.0
Other comprehensive loss	—	—	—	(1.4)	—	(1.4)
Equity-based compensation expense	—	—	31.5	—	—	31.5
Balance, June 30, 2025	320,561,651	$3.1	$1,175.9	$9.8	$363.2	$1,552.0
Issuance of common stock upon vesting of RSUs	1,533,906	—	—	—	—	—
Shares withheld related to net share settlement	(45,865)	—	(0.5)	—	—	(0.5)
Repurchase of common stock	(8,283,044)	(0.1)	(87.3)	—	—	(87.4)
Net income	—	—	—	—	38.7	38.7
Other comprehensive loss	—	—	—	(4.3)	—	(4.3)
Equity-based compensation expense	—	—	32.0	—	—	32.0
Balance, September 30, 2025	313,766,648	$3.0	$1,120.1	$5.5	$401.9	$1,530.5
See accompanying Notes to Unaudited Consolidated Financial Statements.

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited)
	Nine Months Ended September 30,
	2026	2025

Operating activities:
Net income (loss)	$(612.2)	$89.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64.6	66.1
Amortization of debt discounts and issuance costs	1.9	1.8
Amortization of deferred commissions costs	72.5	66.5
Asset impairments and lease abandonment charges	8.7	0.3
Gain on lease modification	(2.5)	—
Goodwill impairment	650.5	—
Gain on debt extinguishment	(14.4)	—
Equity-based compensation expense	82.3	89.2
Deferred income taxes	43.6	59.0
Tax receivable agreement remeasurement	(5.2)	(14.2)
Provision for bad debt expense	16.8	17.4
Realized loss on disposal of property and equipment	1.0	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	40.4	53.2
Prepaid expenses and other current assets	(28.8)	(7.2)
Deferred costs and other assets, net of current portion	(53.7)	(54.7)
Accounts payable	(10.6)	1.3
Accrued expenses and other liabilities	51.4	(0.2)
Unearned revenue	(56.9)	(46.1)
Net cash provided by operating activities	$249.4	$321.9

Investing activities:
Purchases of investments	$(2.0)	$(14.2)
Maturities of investments	4.0	3.3
Purchases of property and equipment and other assets	(55.3)	(59.7)
Right-of-use asset initial direct costs	(2.4)	(0.5)
Net cash used in investing activities	$(55.7)	$(71.1)

Financing activities:
Repayment of debt	$(82.6)	$(4.4)
Payments of debt issuance and modification costs	(0.2)	—
Proceeds from revolving credit loans	—	100.0
Taxes paid related to net share settlement of equity awards	(2.0)	(6.6)
Tax receivable agreement payments	(1.2)	(23.1)
Repurchase of common stock	(130.6)	(331.3)
Net cash used in financing activities	$(216.6)	$(265.4)

ZoomInfo Technologies Inc. Consolidated Statements of Cash Flows (in millions; unaudited) (continued)
	Nine Months Ended September 30,
	2026	2025
Net decrease in cash, cash equivalents, and restricted cash	$(22.9)	$(14.6)
Cash, cash equivalents, and restricted cash at beginning of period	185.7	149.0
Cash, cash equivalents, and restricted cash at end of period	$162.8	$134.4

Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	$139.5	$124.8
Restricted cash, current	13.1	—
Restricted cash, non-current	10.2	9.6
Total cash, cash equivalents, and restricted cash	$162.8	$134.4

Supplemental disclosures of cash flow information:
Interest paid in cash	$51.3	$40.2

Supplemental disclosures of non-cash investing activities:
Property and equipment included in accounts payable and accrued expenses and other current liabilities	$5.2	$7.1
Equity-based compensation included in capitalized software	3.4	5.0
See accompanying Notes to Unaudited Consolidated Financial Statements.

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
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results that may be expected for the full fiscal year ending December 31, 2026 or any future period.
The accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of financial position as of September 30, 2026, changes in stockholders’ equity and results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025.
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
Compensation expense related to the Company’s 2020 Employee Stock Purchase Plan (the “ESPP”) is equity-classified and measured at the estimated fair value of the purchase rights on the grant date, which is the first day of each twenty-four month offering period, using the Black-Scholes option pricing model. Compensation cost is recognized on a graded-vesting basis over the requisite service period of each six-month purchase period within the twenty-four month offering period.
Supplemental Financial Statement Information
Prepaid expenses and other current assets primarily consist of prepaid expenses, derivative assets, contract assets, and other current assets. Prepaid expenses were $29.3 million and $22.6 million as of September 30, 2026 and December 31, 2025, respectively.
Commissions payable at September 30, 2026 were $10.2 million, of which the current portion of $10.1 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $0.1 million was included in Other long-term liabilities on our Consolidated Balance Sheets. Commissions payable at December 31, 2025 were $26.3 million, of which the current portion of $25.7 million was included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets and the long-term portion of $0.6 million was included in Other long-term liabilities on our Consolidated Balance Sheets.
Share Repurchase Program
In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2026, the Board authorized an additional $1.0 billion bringing the aggregate total authorizations as of September 30, 2026 to $2.6 billion, of which $1,104.4 million remained available and authorized for repurchases.
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
During the three months ended September 30, 2026, the Company repurchased and subsequently retired 2,549,649 shares of common stock at an average price of $2.94 per share, for an aggregate $7.5 million. During the nine months ended September 30, 2026, the Company repurchased and subsequently retired 21,902,952 shares of common stock at an average price of $5.76 per share, for an aggregate $126.2 million. During the three months ended September 30, 2025, the Company repurchased and subsequently retired 8,283,044 shares of common stock at an average price of $10.46 per share, for an aggregate $86.6 million. During the nine months ended September 30, 2025, the Company repurchased and subsequently retired 32,757,891 shares of common stock at an average price of $10.01 per share, for an aggregate $328.0 million.

Note 1 - Business, Basis of Presentation, and Summary of Significant Accounting Policies (continued)
During the three months ended September 30, 2026, the Company did not record any associated excise taxes, compared to $0.7 million during the three months ended September 30, 2025. During the nine months ended September 30, 2026, the Company recorded associated excise taxes of $0.9 million, compared to $2.8 million during the nine months ended September 30, 2025.
Reclassifications
Certain reclassifications have been made in the consolidated financial statements to conform previously reported amounts to current year presentation. These reclassifications had no impact on the previously reported net income or comprehensive income.
Restructuring
In May 2026, the Company’s Board of Directors approved a restructuring program (the “2026 Restructuring Program”) in order to reduce operating costs and drive stronger operating leverage. The 2026 Restructuring Program is anticipated to entail a global reduction in force of approximately 600 employees, impacting approximately 20% of the Company’s headcount as of the end of the first quarter of 2026, which includes the planned closure of the Company’s operations in Israel. The 2026 Restructuring Program is expected to be substantially complete by the end of 2026.
During the three and nine months ended September 30, 2026, the Company incurred restructuring charges of $7.6 million and $29.2 million, respectively, related to the 2026 Restructuring Program, consisting primarily of severance and employee benefits as well as other associated costs. Restructuring costs are allocated to the respective financial statement line items on the Consolidated Statements of Operations. During the nine months ended September 30, 2026, the Company made cash payments of $15.8 million related to the 2026 Restructuring Program. The remaining liability of $13.4 million is included within Accrued expenses and other current liabilities on our Consolidated Balance Sheets and expected to be paid through the first quarter of 2027. The Company estimates total restructuring charges under the 2026 Restructuring Program to be approximately $33 million.
Recent Accounting Pronouncements
Recently Issued Accounting Pronouncements
In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-09, Derivatives and Hedging (Topic 815). Hedge Accounting Improvements, which makes targeted improvements to the hedge accounting model. The amendments address five specific areas, including expanding the hedged risks permitted to be aggregated in groups of forecasted transactions, introducing an optional model for hedging choose-your-rate debt instruments, expanding hedge accounting for forecasted purchases and sales of nonfinancial assets, eliminating the net written option test in certain instances, and eliminating recognition and presentation mismatches for dual hedge strategies. The standard is effective for the Company for annual periods beginning January 1, 2027, and interim periods within those annual periods, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
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
Note 2 - Revenue from Contracts with Customers
Revenue comprised the following service offerings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Subscription	$302.2	$311.7	$910.4	$916.4
Usage-based	5.5	4.4	15.7	10.0
Other	1.1	1.9	3.3	4.0
Total revenue	$308.8	$318.0	$929.4	$930.4
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
Of the total revenue recognized in the three and nine months ended September 30, 2026, $70.9 million and $438.5 million, respectively, were included in the unearned revenue balance as of December 31, 2025. Of the total revenue recognized in the three and nine months ended September 30, 2025, $68.8 million and $436.4 million, respectively, were included in the unearned revenue balance as of December 31, 2024. Revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods was not material.

Note 2 - Revenue from Contracts with Customers (continued)
Significant Customers
No single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2026 and 2025, or accounted for more than 10% of accounts receivable as of September 30, 2026 and December 31, 2025.
Contract Assets and Unearned Revenue
The Company’s standard billing terms typically require payment at the beginning of each annual, semi-annual, or quarterly period.
As of September 30, 2026 and December 31, 2025, the Company had contract assets of $5.5 million and $5.2 million, respectively, which are recorded within Prepaid expenses and other current assets on our Consolidated Balance Sheets.
As of September 30, 2026 and December 31, 2025, the Company had unearned revenue of $420.8 million and $477.8 million, respectively. Changes in unearned revenue are primarily due to seasonality, the compounding effects of renewals, invoice duration, invoice timing, transaction size, and new business timing within the quarter.
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
The remaining performance obligations consisted of the following:

(in millions)	Recognized within one year	Noncurrent	Total
As of September 30, 2026	$792.6	$291.7	$1,084.3
As of December 31, 2025	887.4	365.0	1,252.4
Note 3 - Investments
Investments consisted of the following as of September 30, 2026:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Securities guaranteed by U.S. government	2.0	—	—	2.0
Total investments	$2.0	$—	$—	$2.0

Note 3 - Investments (continued)
Investments consisted of the following as of December 31, 2025:

(in millions)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1.5	$—	$—	$1.5
Securities guaranteed by U.S. government	2.5	—	—	2.5
Total investments	$4.0	$—	$—	$4.0
Refer to Note 8 - Fair Value for further information regarding the fair value of our financial instruments.
The following table summarizes the estimated fair value of our securities classified as Short-term investments or long-term investments (included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets) based on stated effective maturities as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in millions)	2026	2025
Due within one year	$0.5	$4.0
Due after one year through five years	1.5	—
Total	$2.0	$4.0
Note 4 - Property and Equipment
The Company’s property and equipment consist of the following:

	September 30,	December 31,
(in millions)	2026	2025
Property and equipment, gross	$313.0	$269.0
Less: accumulated depreciation	(133.6)	(106.4)
Property and equipment, net	$179.4	$162.6
Depreciation expense was $10.0 million and $8.2 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $27.9 million and $22.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 5 - Goodwill and Acquired Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2026:

(in millions)	Total
Balance at December 31, 2025	$1,692.7
Impairment loss	(650.5)
Balance at September 30, 2026	$1,042.2
As of September 30, 2026, accumulated goodwill impairment losses were $650.5 million. There were no accumulated goodwill impairment losses as of December 31, 2025.

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
Additionally, during the second quarter, the Company subsequently determined that the carrying amount of its reporting unit exceeded its fair value, resulting in a goodwill impairment loss of $650.5 million, which is presented as a separate line item within operating expenses in the Consolidated Statements of Operations.
The Company estimated the fair value of its reporting unit using an equal weighting of an income approach, employing a discounted cash flow model, and a market approach, employing a guideline public company approach. The discounted cash flow model required the Company to make various assumptions regarding the timing and amount of cash flows, including growth rates, operating margins and capital expenditures, as well as the terminal value of the Company at the end of the projection period. The terminal value was estimated using a long-term growth rate, which was based on expected trends and inflation data. Additionally, a discount rate was determined for the reporting unit based on the risks of achieving the future cash flows, including risk applicable to the industry and market as a whole, as well as the capital structure of guideline public companies. Under the guideline public company approach, fair value was estimated by calculating operating data from guideline public companies. From the comparable companies, a representative market multiple is selected, which is applied to the Company’s financial metrics to estimate the fair value. Fair value estimates are based on a complex series of judgments about future events and rely heavily on estimates and assumptions that the Company believes are reasonable.
Intangible assets, other than goodwill, consisted of the following as of September 30, 2026 and December 31, 2025, respectively:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$288.1	$(168.4)	$119.7
Acquired technology	331.3	(305.2)	26.1
Brand portfolio	11.5	(9.7)	1.8
Total intangible assets subject to amortization	$630.9	$(483.3)	$147.6

Intangible assets not subject to amortization
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(483.3)	$180.6

Note 5 - Goodwill and Acquired Intangible Assets (continued)

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer relationships	$288.1	$(153.4)	$134.7
Acquired technology	331.3	(284.2)	47.1
Brand portfolio	11.5	(9.0)	2.5
Total intangible assets subject to amortization	$630.9	$(446.6)	$184.3

Intangible assets not subject to amortization:
Pre-Acquisition ZI brand portfolio	$33.0	$—	$33.0
Total intangible assets not subject to amortization	$33.0	$—	$33.0

Total intangible assets	$663.9	$(446.6)	$217.3
As a result of the interim test conducted during the second quarter of 2026, the Company first tested its indefinite-lived intangible assets for impairment in accordance with ASC 350, concluding no impairment was necessary.
There were no events or circumstances indicating that indefinite-lived intangible assets might be impaired as of December 31, 2025.
Amortization expense was $12.1 million and $14.6 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense was $36.7 million and $44.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 6 - Financing Arrangements
As of September 30, 2026 and December 31, 2025, the carrying values of the Company’s borrowings were as follows (in millions):

Instrument	Date of Issuance	Maturity Date	Elected Interest Rate	September 30, 2026	December 31, 2025
First Lien Term Loan	February 1, 2019	February 28, 2030	SOFR + 1.75%	$575.3	$579.3
First Lien Revolving Credit Facility	February 1, 2019	February 28, 2028	SOFR + 2.10%	100.0	100.0
Senior Notes	February 2, 2021	February 1, 2029	3.875%	553.2	644.7
Total debt				$1,228.5	$1,324.0
Less: current portion				(5.9)	(5.9)
Total Long-term debt, net of current portion				$1,222.6	$1,318.1
The effective interest rate on the First Lien Term Loan was 5.89% and 5.71% as of September 30, 2026 and December 31, 2025, respectively.
On May 8, 2026, the Company entered into an amendment of its existing credit agreement that provided for, among other things, an increase to existing commitments under the First Lien Revolving Credit Facility by $26.0 million.

Note 6 - Financing Arrangements (continued)
During the nine months ended September 30, 2026, the Company repurchased $93.3 million in aggregate principal amount of its Senior Notes for $78.2 million (in addition to accrued interest of $0.9 million) in cash. During the three and nine months ended September 30, 2026, the repurchases resulted in a gain on debt extinguishment of $3.4 million and $14.4 million, respectively, recorded within Gain on debt extinguishment in the Consolidated Statements of Operations, representing the difference between the net carrying amount of the extinguished notes, inclusive of unamortized original issue discount and debt issuance costs, and the reacquisition price.
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
As of September 30, 2026, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives (Level 2)	Number of Instruments	Notional Aggregate Principal Amount (in millions)	Fixed Rate	Maturity Date
Interest rate swap contracts	Two	$425.0	3.280%	February 28, 2028
The Company expects to recognize approximately $4.9 million of net pre-tax gains from Accumulated other comprehensive income as a reduction of Interest expense, net in the next twelve months associated with its interest rate swap. Refer to the Company’s Consolidated Statements of Comprehensive Income (Loss) for amounts reclassified into earnings related to the Company’s derivative instruments designated as cash flow hedging instruments for each of the reporting periods.
The following table summarizes the fair value and presentation on our Consolidated Balance Sheets for derivatives as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026		December 31, 2025
Instrument	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swap contracts(1)	$4.9	$—	$1.4	$—
Interest rate swap contracts(2)	2.7	—	—	—
Total designated derivative fair value	$7.6	$—	$1.4	$—
__________________
(1)Included in Prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2)Included in Deferred costs and other assets, net of current portion on our Consolidated Balance Sheets.

Note 7 - Derivatives and Hedging Activities (continued)
The Company’s interest rate swap agreements contain credit-risk related contingent features, including cross-default provisions, credit event upon merger provisions, and additional termination events tied to the Company's First Lien Credit Agreement, which could give rise to early termination. To mitigate counterparty credit risk, the Company transacts only with major financial institutions with high credit ratings and monitors counterparty risk on an ongoing basis. The Company is not required to pledge collateral related to these derivative instruments.
Note 8 - Fair Value
For a description of our fair value measurement policies and classification methodologies, refer to Note 8 – Fair Value in our 2025 Form 10-K.
The fair value of our First Lien Term Loan and Senior Notes was $532.9 million and $480.2 million as of September 30, 2026, and $577.8 million and $611.0 million as of December 31, 2025, respectively, based on observable market prices in less active markets and categorized as Level 2 within the fair value measurement framework.
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
The fair value of our financial assets (liabilities) was determined using the following inputs (in millions):

Fair Value at September 30, 2026	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Certificates of deposit	$7.1	$—	$—
Money market mutual funds	3.4	—	—
Investments:(1)
Securities guaranteed by U.S. government	$—	$2.0	$—
Derivative assets:(2)
Interest rate swap contracts	$—	$7.6	$—
Total	$10.5	$9.6	$—

Measured on a non-recurring basis:
Assets:
Impaired lease-related assets(3)	$—	$—	$2.9
Goodwill(4)	—	—	1,042.2
Total	$—	$—	$1,045.1

Note 8 - Fair Value (continued)

Fair Value at December 31, 2025	Level 1	Level 2	Level 3
Measured on a recurring basis:
Assets:
Cash equivalents:
Certificates of deposit	$10.6	$—	$—
Money market mutual funds	1.2	—	—
Investments:(1)
Corporate debt securities	$—	$1.5	$—
Securities guaranteed by U.S. government	—	2.5	—
Derivative assets:(2)
Interest rate swap contracts	$—	$1.4	$—
Total	$11.8	$5.4	$—

Measured on a non-recurring basis:
Impaired lease-related assets(3)	$—	$—	$4.0
Total	$—	$—	$4.0
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
There were no transfers between fair value measurement levels during the nine months ended September 30, 2026.
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

Note 9 - Commitments and Contingencies (continued)
Legal Matters
We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations that arise in the ordinary course of our business. There are inherent uncertainties in these matters, some of which are beyond management’s control, making the ultimate outcomes difficult to predict. Moreover, management’s views and estimates related to these matters may change in the future, as new events and circumstances arise and the matters continue to develop. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. The Company also discloses when it is reasonably possible that a material loss may be incurred. Legal costs associated with these matters are expensed in the period in which they are incurred. Based on the information known by the Company as of the date of this filing, and except where otherwise indicated, the Company is unable to estimate the reasonably possible loss or range of loss, if any, with respect to the matters, described below because the proceedings are at an early stage, class certification has not been decided, discovery has not been completed, the plaintiffs seek unspecified damages, and/or the matters involve novel or unresolved questions of fact or law. Even if we believe these matters are without merit and are vigorously defending them, we may not be successful. Any litigation to which we are a party may be resolved adversely or we may be subject to an unfavorable judgment that may not be reversed upon appeal. We may also decide to settle litigation, disputes, or other legal proceedings in some instances on terms that are unfavorable to us, if we believe settlement is in the best interest of the Company and its stockholders. In addition, we may become subject to orders or consent decrees imposed by government or regulatory authorities. Adverse decisions and settlements could affect our operating results in future periods or result in a liability or other amounts material to our consolidated financial statements.
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
Similarly, on June 26, 2025, a putative class action lawsuit was filed against Datanyze LLC, one of the Company’s subsidiaries, in the United States District Court for the District of Colorado, alleging that Datanyze LLC violated the State of Colorado’s Prevention of Telemarketing Fraud Act, on substantially the same grounds as the action filed against ZoomInfo Technologies LLC referred to above. Datanyze LLC has since merged with and into ZoomInfo Technologies LLC, and ZoomInfo Technologies LLC will assume the defense of and otherwise handle the litigation. The suit seeks statutory damages, injunctive and other equitable relief, costs and attorneys’ fees. The Company intends to vigorously defend against this lawsuit.

Note 9 - Commitments and Contingencies (continued)
Securities Litigation
On September 4, 2024, a putative class action lawsuit was filed against ZoomInfo Technologies Inc. and certain of its current and former officers and affiliates in the U.S. District Court for the Western District of Washington (the “2024 Securities Litigation”). The suit, brought on behalf of purchasers of Company common stock between November 10, 2020, and August 5, 2024, alleges that the defendants made false and/or misleading statements related to the Company’s business, operations, and prospects, including in respect of the effects of the COVID-19 pandemic on the Company’s performance, in violation of §10(b) and §20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On October 16, 2026, ZoomInfo entered into a memorandum of understanding of terms with plaintiffs to settle the 2024 Securities Litigation. The proposed settlement stipulates a payment by ZoomInfo to the putative class in the amount of $44.0 million, a portion of which is expected to be covered by remaining insurance funds, in exchange for the dismissal of the 2024 Securities Litigation and a full release of all claims against the defendants. The proposed settlement is subject to preliminary and final approval by the U.S. District Court for the Western District of Washington and certain other conditions. The proposed settlement is not an admission of fault or wrongdoing by ZoomInfo or any other defendant. Rather, the Company believes that resolving the 2024 Securities Litigation at this time is in its best interest given the costs, uncertainty, and distraction of continued litigation. As a result of the aforementioned memorandum of understanding of terms entered into with the plaintiffs, the Company recorded a litigation settlement liability of $44.0 million as of September 30, 2026, which is presented within Accrued expenses and other current liabilities on our Consolidated Balance Sheets. The Company is entitled to recover $25.0 million related to legal and litigation defense costs, as well as the settlement liability, under applicable insurance policies, which is presented within Prepaid expenses and other current assets on our Consolidated Balance Sheets.
On December 2, 2024, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the Western District of Washington. A second derivative action was filed on February 4, 2025, in the United States District Court for the Western District of Washington. On March 3, 2025, the United States District Court for the Western District of Washington entered an order consolidating the first two derivative actions into one consolidated derivative action. That consolidated derivative action is stayed pending further developments in the securities action described above. A third derivative action was filed on March 25, 2026, in the Delaware State Court of Chancery. On June 9, 2026, a fourth derivative action was filed in the Delaware State Court of Chancery. On June 15, 2026, a fifth derivative action was filed in the Delaware State Court of Chancery. The factual allegations in all of the derivative cases mirror the securities case described above. The complaints assert violations of the United States securities laws and state fiduciary duty laws, in addition to common law claims involving unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The derivative cases seek, among other things, unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. The Company intends to vigorously defend against these lawsuits.
On August 5, 2026, a group of investment trusts and funds, including Advanced Series Trust and several Prudential Investment Funds, filed a non-class complaint against ZoomInfo Technologies Inc. and certain of its current and former officers in the United States District Court for the Western District of Washington. The complaint asserts similar claims and allegations as those in the securities class action case described above and seeks unspecified compensatory damages, costs and attorneys’ fees. The Company intends to vigorously defend against this lawsuit.

On October 30, 2026, a second group of investment trusts and funds, including Harbor Capital Appreciation Fund and other Harbor Capital funds, filed a non-class complaint in the United States District Court for the Western District of Washington. The complaint asserts similar claims and allegations as those in the securities class action case described above. The Company intends to vigorously defend against this lawsuit.

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
On August 20, 2026, certain of the Company’s current and former directors and officers were named as defendants in a derivative shareholder lawsuit (in which the Company is a nominal defendant) filed in the United States District Court for the Western District of Washington. The factual allegations in this derivative case mirror the securities case described above. The complaint asserts violations of the United States securities laws and state fiduciary duty laws, in addition to common law claims involving unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The derivative case seeks, among other things, unspecified compensatory damages on behalf of the Company arising out of the individual defendants’ alleged wrongful conduct. The Company intends to vigorously defend against this lawsuit.
Note 10 - Earnings (Loss) Per Share
The following tables set forth the computation of basic and diluted net income (loss) per share of common stock:

	Three Months Ended September 30,
(in millions, except shares and per share amounts)	2026	2025
Basic net income per share attributable to common stockholders
Numerator:
Net income	$2.2	$38.7
Denominator:
Weighted average number of shares of common stock outstanding	291,557,934	316,966,947
Basic net income per share attributable to common stockholders	$0.01	$0.12

Diluted net income per share attributable to common stockholders
Numerator:
Net income	$2.2	$38.7
Denominator:
Number of shares used in basic computation	291,557,934	316,966,947
Add: weighted-average effect of dilutive securities exchangeable for common stock:
Liability-classified awards	1,348,862	—
Weighted average shares of common stock outstanding used to calculate diluted net income per share	292,906,796	316,966,947
Diluted net income per share attributable to common stockholders	$0.01	$0.12

Note 10 - Earnings (Loss) Per Share (continued)

	Nine Months Ended September 30,
(in millions, except shares and per share amounts)	2026	2025
Basic net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$(612.2)	$89.5
Denominator:
Weighted average number of shares of common stock outstanding	296,170,958	328,317,197
Basic net income (loss) per share attributable to common stockholders	$(2.07)	$0.27

Diluted net income (loss) per share attributable to common stockholders
Numerator:
Net income (loss)	$(612.2)	$89.5
Denominator:
Weighted average shares of common stock outstanding used to calculate diluted net income (loss) per share	296,170,958	328,317,197
Diluted net income (loss) per share attributable to common stockholders	$(2.07)	$0.27
In periods of loss, the number of shares used to calculate diluted net loss per share is the same as basic net loss per share. Potentially dilutive securities excluded due to their anti-dilutive effect were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units	27,069,483	16,409,811	21,190,922	15,776,487
ESPP Shares	1,294,100	—	1,294,100	—
CEO Premium-Priced Performance Option	9,678,000	—	9,678,000	—
Liability-classified awards	—	—	1,348,862	—
Exercise of common stock options	163,660	186,026	179,660	225,899
Total anti-dilutive securities	38,205,243	16,595,837	33,691,544	16,002,386
Unless otherwise described in this Form 10-Q, for a description of the terms and conditions of these securities, refer to Note 13 – Equity-Based Compensation in our 2025 Form 10-K.
Note 11 - Leases
For a description of our lease accounting policies and practical expedients elected, refer to Note 12 – Leases in our 2025 Form 10-K.
Rent expense was $7.1 million, inclusive of $3.1 million related to lease restructuring activities, and $8.9 million, inclusive of $2.7 million related to the Waltham Lease Restructuring, for the three months ended September 30, 2026 and 2025, respectively. Rent expense was $25.6 million, inclusive of $13.3 million related to lease restructuring activities, and $24.9 million, inclusive of $3.8 million related to the Waltham Lease Restructuring, for the nine months ended September 30, 2026 and 2025, respectively.

Note 11 - Leases (continued)
Other information related to leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$8.1	$4.8	$21.3	$11.2
Cash received for tenant incentive reimbursement	—	7.5	10.6	27.1

Lease liabilities arising from obtaining right-of-use assets
From new and existing lease agreements and modifications	$2.4	$—	$11.7	$48.6
Recent Leasing Activity
During the second quarter of 2026, the Company executed an amendment to its existing agreement related to office space in Ra’anana, Israel to buy out the remaining obligations related to a single floor for a cash payment of $1.2 million. In accordance with ASC 842, the Company accounted for the transaction as a partial termination of the lease, derecognizing $0.3 million of the associated right-of-use asset and $2.8 million of the associated lease liability. As a result, the Company recorded a gain of $2.5 million, which is presented within General and administrative on the Consolidated Statements of Operations for the nine months ended September 30, 2026. The restructured agreement is expected to reduce the Company’s remaining minimum lease payments under the lease by approximately $4.6 million over the remainder of the lease term, before giving effect to future indexation adjustments.
Additionally, during the second quarter of 2026, the Company recognized abandonment charges of $3.3 million related to vacated spaces, representing the accelerated amortization of the associated right-of-use asset, allocated among the appropriate financial statement line items on the Consolidated Statements of Operations. The Company also recognized an impairment charge of $0.6 million to reduce the carrying value of the right-of-use asset associated with a floor of the leased premises intended to be subleased. This charge is presented within General and administrative on the Consolidated Statements of Operations for the nine months ended September 30, 2026.

Note 12 - Equity-based Compensation
For a description of our historical equity-based compensation plans and related terms, refer to Note 13 – Equity-based Compensation in our 2025 Form 10-K.

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
Restricted Stock Units
Restricted stock unit activity for the nine months ended September 30, 2026 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of period	16,327,640	$12.32
Granted	9,135,031	3.94
Granted - performance-based	9,462,546	3.21
Added by performance factor	169,313	9.61
Vested	(7,005,619)	11.84
Forfeited	(2,403,207)	11.90
Unvested at end of period	25,685,704	6.14
Liability-classified awards
During the second quarter of 2026, the Board approved fixed target equity awards to certain employees, which are accounted for as liability classified awards. The fixed target equity awards have both service and performance conditions that vest in the first quarter of the subsequent fiscal year. As of September 30, 2026, $5.1 million was recorded in Accrued expenses and other current liabilities on our Consolidated Balance Sheets, representing the carrying amount of the liability for these awards.

Note 12 - Equity-based Compensation (continued)
Employee Stock Purchase Plan
During the third quarter of 2026, the Board authorized the recommencement of the 2020 Employee Stock Purchase Plan (the “ESPP”) and adopted an amendment to the ESPP, effective July 1, 2026 (the “2026 ESPP Amendment”). In connection with the resumption of the ESPP, which was previously suspended in December 2024, the offering period structure was also changed such that offering periods will consist of twenty-four months, comprised of four consecutive six-month purchase periods, with a new offering period commencing every six months on an overlapping basis. The maximum number of shares that can be purchased by an eligible employee is 2,500 shares per purchase period. The 2026 ESPP Amendment introduced a reset feature, under which an offering period automatically terminates immediately following the purchase of shares on a purchase date, and a new twenty-four month offering period automatically commences on the day following the purchase date, if the fair market value of the Company’s common stock on the purchase date is lower than the fair market value on the offering date of the then-current offering period. The 2026 ESPP Amendment also requires participants to abstain from selling or otherwise transferring any shares of common stock issued under a purchase right for the one-year period immediately following the last day of the applicable purchase period during which such shares were purchased.
The initial offering period began on September 1, 2026. The fair value of the ESPP purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2026:

Volatility	64.4% - 86.5%
Expected term	0.5 - 2.0 years
Risk-free rate	4.0% - 4.4%
Expected dividend yield	—%
Weighted-average grant-date fair value per unit	$1.88
We estimate the future stock price volatility based on the historical volatility of the Company’s common stock price with a lookback period commensurate with the expected term of the ESPP purchase period. The expected term for the ESPP purchase rights is based on the duration of the respective purchase period. The risk-free rate is the implied yield available on U.S. Treasury zero-coupon bonds issued with a remaining term equal to the expected term. The Company has not declared, nor do we expect to declare, dividends.
The Company withheld $0.2 million worth of ESPP contributions for the three and nine months ended September 30, 2026 on behalf of participating employees through payroll deductions, included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets as of September 30, 2026. No shares of Common Stock were purchased under the ESPP for the three and nine months ended September 30, 2026. The Company recognized $0.2 million of equity-based compensation expense related to the ESPP for the three and nine months ended September 30, 2026.

Note 12 - Equity-based Compensation (continued)
Unamortized Equity-based Compensation
As of September 30, 2026, unamortized equity-based compensation costs consist of the following:

(in millions)	Amount	Weighted Average Remaining Service Period (in years)
Restricted stock units	$123.0	1.6
HSKB Phantom Units	1.7	1.1
Employee Stock Purchase Plan	2.2	1.3
CEO Premium-Priced Performance Option	28.3	5.2
Total unamortized equity-based compensation cost	$155.2	2.2
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
Long-lived assets by geographical region are based on the location of the legal entity that owns the assets, which includes Property and equipment, net and Operating lease right-of-use assets, net. As of September 30, 2026, long-lived assets held in the United States were $274.1 million, representing approximately 94% of the consolidated total. As of December 31, 2025, long-lived assets held in the United States were $257.1 million, representing approximately 93% of the consolidated total.
Contracts denominated in currencies other than the U.S. Dollar were not material for the three and nine months ended September 30, 2026 and 2025. Revenues derived from customers and partners located outside the United States, as determined based on the address provided by our customers and partners, accounted for approximately 11% and 12% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and approximately 11% and 12% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. Revenue by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
United States	$275.3	$280.7	$827.6	$820.4
Rest of World	33.5	37.3	101.8	110.0
Total revenue	$308.8	$318.0	$929.4	$930.4

Note 13 - Segment and Geographic Data (continued)
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$308.8	$318.0	$929.4	$930.4
Less:
Employee compensation expense(1)	96.4	106.4	299.5	328.2
Payroll tax and benefits expense	17.9	21.3	63.9	71.9
Technology expense	17.2	17.2	52.3	47.7
Marketing expense	11.7	8.1	33.2	28.6
Facilities expense	4.7	6.8	14.5	23.3
Bad debt expense	5.5	7.5	16.8	17.4
Hosting and infrastructure expense	13.2	11.6	38.6	32.7
Other segment items(2)	96.5	48.9	236.0	143.0
Depreciation and amortization expense	22.1	22.7	64.6	66.1
Goodwill impairment	—	—	650.5	—
Interest expense, net	15.0	11.5	43.2	32.0
Gain on debt extinguishment	(3.4)	—	(14.4)	—
Other (income) loss, net	2.0	(0.4)	(5.1)	(13.5)
Income tax expense	7.8	17.7	48.0	63.5
Net income (loss)	$2.2	$38.7	$(612.2)	$89.5
__________________
(1)Primarily includes employee-related salaries, bonuses, and commissions.
(2)Other segment items include equity-based compensation expense.
Note 14 - Tax Receivable Agreements
For information related to our TRAs, refer to Note 15 - Tax Receivable Agreements in our 2025 Form 10-K.
As of September 30, 2026 and December 31, 2025, the Company had a liability of $2,725.4 million and $2,731.9 million, respectively, related to its projected obligations under the TRAs.
During the three months ended September 30, 2026 and 2025, we recognized a TRA measurement loss of $0.3 million and gain of $0.8 million, respectively. During the nine months ended September 30, 2026 and 2025, we recognized a TRA measurement gain of $5.2 million and $14.2 million, respectively. The TRA remeasurement is recognized within Other (income) loss, net on our Consolidated Statements of Operations.
The TRA measurement gains or losses recognized during 2026 were principally due to the utilization of certain tax attributes without a corresponding realized cash tax benefit, and a revaluation for changes in the Company’s blended state tax rate. The TRA measurement gains recognized during 2025 were principally due to a revaluation for changes in the Company’s blended state tax rate.
During the nine months ended September 30, 2026 and 2025, the Company made TRA payments of $1.2 million and $23.1 million, respectively.

Note 15 - Income Taxes
The Company’s provision for income taxes for all periods presented was based on our projected annual effective tax rate for fiscal years 2026 and 2025, respectively, adjusted for specific items that are required to be recognized in the period in which they occur.
The effective tax rate, inclusive of items specific to the period, for the three months ended September 30, 2026 and 2025 was 77.9% and 31.5%, resulting in income tax expense of $7.8 million and $17.7 million, respectively.
The effective tax rate, inclusive of items specific to the period, for the nine months ended September 30, 2026 and 2025 was (8.5)% and 41.5%, resulting in income tax expense of $48.0 million and $63.5 million, respectively.
The Company’s projected 2026 annual effective tax rate differed from the U.S. federal statutory rate of 21.0% due to U.S. state taxes, non-deductible equity compensation expense, and foreign tax effects, partially offset by research and development credits. The Company’s effective tax rate for the three and nine months ended September 30, 2026 additionally reflected shortfalls in tax-deductible equity compensation relative to amounts recognized in our financial accounts. For the nine months ended September 30, 2026, the effective tax rate was further impacted by a goodwill impairment charge that is not deductible for income tax purposes and a valuation allowance recorded against certain foreign deferred tax assets not expected to be realized.
The Company received income tax refunds, net of taxes paid, of $2.9 million during the nine months ended September 30, 2026. Cash paid for income taxes was $7.9 million during the nine months ended September 30, 2025.

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
Recent Developments
Impact of Macroeconomic Conditions
Our business and financial condition have been and may continue to be impacted by adverse macroeconomic conditions. See “Risks Related to Geopolitical and Macroeconomic Factors” in Part I, Item 1A of our 2025 Form 10-K for further discussion of the possible impact of these issues on our business.
2024 Securities Litigation
On October 16, 2026, ZoomInfo entered into a memorandum of understanding of terms with plaintiffs to settle the 2024 Securities Litigation. Refer to Note 9 - Commitments and Contingencies for further information.
Key Factors Affecting Our Performance
We believe that the growth and future success of our business depend on many factors, including the following:
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
Increasing Usage of Our Platform
We believe that expanding the value that we provide to our customers and the corresponding revenue generated as a result is an important measure of the health of our business. We monitor net revenue retention to measure that growth. Net revenue retention is a metric that we calculate based on customers of ZoomInfo at the beginning of the twelve-month period, and is calculated as: (a) the total annual contract value ("ACV") for those customers at the end of the twelve-month period, divided by (b) the total ACV for those customers at the beginning of the twelve-month period. Our net revenue retention rate was 88% and 90% as of September 30, 2026 and 2025, respectively. In the near term, we expect our net revenue retention rate to be impacted by macroeconomic conditions. See the caption above entitled “—Recent Developments — Impact of Macroeconomic Conditions.” Over the long term, we expect our net revenue retention rate to be influenced by our ability to shift our business towards larger customers, who have historically exhibited higher net revenue retention. We also measure our success in expanding relationships with existing customers by the number of, and ACV from, our largest customer relationships, including customers that contract for $100,000 or greater in ACV. As of September 30, 2026 and 2025, our number of customers with $100,000 or greater in ACV was 1,851 and 1,887, respectively. Customers with $100,000 or greater in ACV comprised over 50% of total Company ACV as of September 30, 2026.

Transitioning to Non-Seat Based Pricing
Beginning in the third quarter of 2026, we introduced a hybrid pricing model consisting of an annual platform fee, pre-purchased credits, and other flexible arrangements, in addition to our traditional seat-based packages. As this model is rolled out more broadly, we believe it may, over time, reduce downsell pressure historically associated with seat compression and create additional expansion opportunities as customers consume more data and increase their usage of ZoomInfo. We expect this shift in packaging away from seats and toward go-to-market work to affect our net revenue retention and the mix of our ACV between seat-based and non-seat-based arrangements. In the near term, this transition may result in revenue headwinds and increased period-to-period variability as adoption of the new pricing model increases.
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
Subscription revenue is generally recognized ratably over the contract term starting when our service is made available to the customer. Recurring usage-based revenue is recognized in the period services are utilized by our customers. Other revenue, comprised largely of implementation and professional services fees, is recognized as services are delivered. The amount of revenue recognized reflects the consideration we expect to be entitled to receive in exchange for these services. We record a contract asset when revenue recognized on a contract exceeds the billings to date for that contract.
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
General and administrative expenses as a percentage of revenue may fluctuate during periods when we incur non-recurring restructuring and transaction-related expenses, such as those associated with acquisitions, impairments, or legal matters. Excluding these non-recurring items, we expect a more stable or declining trend over time.
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
Changes to existing tax law, including changes to corporate income tax rates or the Company’s state tax footprint, could lead to substantial remeasurement of the TRA liability recorded through Other (income) loss, net. Refer to the Provision for income taxes section below for further information regarding remeasurement of TRA liability and deferred tax assets. Additionally, the magnitude of Other (income) loss, net may increase as we expand operations internationally and add complexity to our operations.
Provision for income taxes
The Company is subject to income taxes in the United States and various foreign jurisdictions. We recognize deferred tax assets and liabilities based on temporary differences between the financial statement and tax basis of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We have significant U.S. federal and state deferred tax assets, including deferred tax assets created by various historical restructuring events. The preponderance of our deferred tax assets have long lives or are otherwise indefinite. We evaluate recoverability of these deferred tax assets by assessing future expected taxable income from all sources, including reversing taxable temporary differences, forecasted and historical earnings, available carryback and carryforward periods, and prudent and feasible tax planning strategies. A valuation allowance is established only if it is more likely than not that all or a portion of the deferred tax asset will not be realized. We regularly review whether it is more likely than not that our deferred tax assets will be realizable. As of September 30, 2026, a valuation allowance is recorded against certain federal, foreign, and state-level attributes.

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
We have regularly taken tax positions, including with respect to our various corporate events and restructurings, in determining our Provision for income taxes. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the taxing authority based on technical merits. We regularly review our tax positions with consideration of a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our Provision for income taxes in the period in which we make the change, which could have a material impact on our effective tax rate.
Results of Operations
The following table presents our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenue	$308.8	$318.0	$929.4	$930.4
Cost of revenue:
Cost of service(1)	45.1	42.3	135.4	120.2
Amortization of acquired technology	6.8	9.4	21.1	28.3
Gross profit	$256.9	$266.3	$772.9	$781.9
Operating expenses:
Sales and marketing(1)	101.8	101.6	312.8	313.9
Research and development(1)	53.5	44.1	152.4	139.8
General and administrative(1)	72.7	47.9	182.1	141.0
Amortization of other acquired intangibles	5.3	5.2	15.6	15.7
Goodwill impairment	—	—	650.5	—
Total operating expenses	$233.3	$198.8	$1,313.4	$610.4
Income (Loss) from operations	$23.6	$67.5	$(540.5)	$171.5
Interest expense, net	15.0	11.5	43.2	32.0
Gain on debt extinguishment	(3.4)	—	(14.4)	—
Other (income) loss, net	2.0	(0.4)	(5.1)	(13.5)
Income (Loss) before income taxes	$10.0	$56.4	$(564.2)	$153.0
Provision for income taxes	7.8	17.7	48.0	63.5
Net income (loss)	$2.2	$38.7	$(612.2)	$89.5

__________________
(1)Amounts include equity-based compensation expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cost of service	$3.1	$2.9	$8.2	$8.5
Sales and marketing	9.1	10.4	25.3	33.2
Research and development	8.9	8.5	23.0	25.5
General and administrative	10.0	8.1	25.8	22.0
Total equity-based compensation expense	$31.1	$29.9	$82.3	$89.2
Three and nine months ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Revenue	$308.8	$318.0	$(9.2)	(3)%	$929.4	$930.4	$(1.0)	—%
The decrease was primarily attributable to lower subscription revenue, partially offset by an increase in usage-based revenue.
Cost of revenue and Gross profit

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Cost of revenue	$51.9	$51.7	$0.2	—%	$156.5	$148.5	$8.0	5%
Cost of revenue, excluding equity-based compensation expense	48.8	48.8	—	—%	148.3	140.0	8.3	6%

Gross profit	$256.9	$266.3	$(9.4)	(4)%	$772.9	$781.9	$(9.0)	(1)%

Gross margin	83%	84%	83%	84%
Cost of revenue, excluding equity-based compensation expense, was flat as compared to the prior year quarter primarily due to higher hosting and infrastructure expense and amortization of internally developed capitalized software, offset by lower employee compensation expense and payroll tax and benefits expense, as well as amortization of acquired technology. For the nine months ended period, the increase was primarily due to expense from the 2026 Restructuring Program, higher hosting and infrastructure expense, and amortization of internally developed capitalized software, partially offset by lower employee compensation expense and payroll tax and benefits expense as well as amortization of acquired intangibles.
Gross profit in the current periods decreased due to the factors in revenues and cost of revenue as discussed above. Gross margin decreased primarily due to the decrease in revenue for the three months ended period and higher costs in the nine months ended period.

Operating expenses

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Operating expenses	$233.3	$198.8	$34.5	17%	$1,313.4	$610.4	$703.0	115%
Operating expenses, excluding equity-based compensation expense	205.3	171.8	33.5	19%	1,239.3	529.7	709.6	134%
Sales and marketing

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Sales and marketing	$101.8	$101.6	$0.2	—%	$312.8	$313.9	$(1.1)	—%
Sales and marketing, excluding equity-based compensation expense	92.7	91.2	1.5	2%	287.5	280.7	6.8	2%
Sales and marketing, excluding equity-based compensation, slightly increased primarily due to higher expense for marketing programs, partially offset by lower employee compensation expense. For the nine months ended period, the expense increased primarily due to expense and other transition-related costs from the 2026 Restructuring Program, as well as higher expense for marketing programs, which was partially offset by lower payroll tax and benefit expense, employee compensation expense and facilities expense.
Research and development

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Research and development	$53.5	$44.1	$9.4	21%	$152.4	$139.8	$12.6	9%
Research and development, excluding equity-based compensation expense	44.6	35.6	9.0	25%	129.4	114.3	15.1	13%
Research and development, excluding equity-based compensation, increased primarily due to expense and other transition-related costs from the 2026 Restructuring Program, as well as higher technology expense, which was partially offset by lower employee compensation expense. For the nine months ended period, the expense increased primarily due to expense and other transition-related costs from the 2026 Restructuring Program, partially offset by lower employee compensation expense.

General and administrative

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
General and administrative	$72.7	$47.9	$24.8	52%	$182.1	$141.0	$41.1	29%
General and administrative, excluding equity-based compensation expense	62.7	39.8	22.9	58%	156.3	119.0	37.3	31%
General and administrative, excluding equity-based compensation, increased primarily due to higher litigation settlement expense related to the proposed settlement of the 2024 Securities Litigation, partially offset by lower bad debt expense. For the nine months ended period, the expense increased primarily due to higher litigation settlement expense related to class actions, and lease and the related leasehold improvements impairment charges, partially offset by lower employee compensation expense.
Amortization of other acquired intangibles

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Amortization of other acquired intangibles	$5.3	$5.2	$0.1	2%	$15.6	$15.7	$(0.1)	(1)%
Amortization of other acquired intangibles was relatively flat year-over-year.
Goodwill impairment

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Goodwill impairment	$—	$—	$—	—%	$650.5	$—	*	*
__________________
*Not meaningful
The Company recognized a goodwill impairment charge during the second quarter of 2026, due to a sustained decrease in the Company’s stock price, industry considerations, and a decline in planned revenues and earnings as a result of key changes in strategy.
Equity-based compensation expense

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Equity-based compensation expense	$31.1	$29.9	$1.2	4%	$82.3	$89.2	$(6.9)	(8)%

Equity-based compensation expense slightly increased for the three months ended period primarily due to expense related to liability-classified awards, partially offset by lower weighted average grant date fair values of shares being amortized in the current period compared to those that were amortized in the prior period. For the nine months ended period, the expense decreased primarily due to lower weighted average grant date fair values of shares being amortized in the current period compared to those that were amortized in the prior period, partially offset by expense related to liability-classified awards.
Income (Loss) from operations

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Income (Loss) from operations	$23.6	$67.5	$(43.9)	(65)%	$(540.5)	$171.5	*	*

Operating income (loss) margin	8%	21%	(58)%	18%
__________________
*Not meaningful
Income (Loss) from operations decreased as compared to the prior year quarter primarily due to expense and other transition-related costs from the 2026 Restructuring Program and litigation expense related to class actions, partially offset by lower employee compensation expenses. Income (Loss) from operations for the nine month period changed from income in the prior year period to a loss primarily due to the goodwill impairment charge, expense and other transition-related costs from the 2026 Restructuring Program, litigation expense related to class actions, lease and the related leasehold improvements impairment charges, partially offset by lower employee compensation expenses. These factors also contributed to the change in operating income (loss) margins.
Interest expense, net

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Interest expense, net	$15.0	$11.5	$3.5	30%	$43.2	$32.0	$11.2	35%
The increase was primarily due to lower interest income from our derivative swaps.
Gain on debt extinguishment

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Gain on debt extinguishment	$(3.4)	$—	*	*	$(14.4)	$—	*	*
__________________
*Not meaningful
The gain on debt extinguishment was driven by the repurchase and retirement of a portion of the Company’s Senior Notes at a discount to their carrying value.

Other (income) loss, net

	Three Months Ended September 30,		$ Change*	% Change*	Nine Months Ended September 30,		$ Change*	% Change*
(in millions)	2026	2025			2026	2025
TRA remeasurement (gain) loss	$0.3	$(0.8)			$(5.2)	$(14.2)
Foreign currency remeasurement (gain) loss	1.8	0.5			0.3	0.9
Investment income	(0.1)	(0.1)			(0.2)	(0.2)
Other (income) loss, net	$2.0	$(0.4)	$2.4	600%	$(5.1)	$(13.5)	$8.4	62%
__________________
*Shown in absolute terms
Provision for income taxes

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Provision for income taxes	$7.8	$17.7	$(9.9)	(56)%	$48.0	$63.5	$(15.5)	(24)%

Effective tax rate	77.9%	31.5%	(8.5)%	41.5%
Provision for income taxes was lower for the three months ended September 30, 2026 primarily due to lower income before taxes.
Provision for income taxes was lower for the nine months ended September 30, 2026 primarily due to lower income before taxes and the effects of changes in state tax law and apportionment, partially offset by a goodwill impairment charge that is not deductible for income tax purposes and an increase in the valuation allowance.
The effective tax rate differed from the U.S. federal statutory rate of 21.0% due to U.S. state taxes, non-deductible equity compensation costs including shortfalls in tax-deductible equity compensation relative to amounts recognized in our financial accounts, and foreign tax effects, partially offset by research and development credits. The Company’s effective tax rate for the nine months ended September 30, 2026 was further impacted by a goodwill impairment charge that is not deductible for income tax purposes and a valuation allowance recorded against certain foreign deferred tax assets not expected to be realized.

Net income (loss)

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Net income (loss)	$2.2	$38.7	$(36.5)	(94)%	$(612.2)	$89.5	*	*
__________________
*Not meaningful
Net income (loss) decreased as compared to the prior year quarter primarily due to expense and other transition-related costs from the 2026 Restructuring Program and litigation expense related to class actions, partially offset by lower employee compensation expenses. Net income (loss) for the nine months ended September 30, 2026 represented a net loss primarily due to the goodwill impairment charge, expense and other transition-related costs from the 2026 Restructuring Program and litigation expense related to class actions, as well as, lease and the related leasehold improvements impairment charges, which were partially offset by lower employee compensation expense.
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
The following table presents a reconciliation of Income (Loss) from operations to Adjusted Operating Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Income (Loss) from operations (GAAP)	$23.6	$67.5	$(540.5)	$171.5
Amortization of acquired technology	6.8	9.4	21.1	28.3
Amortization of other acquired intangibles	5.3	5.2	15.6	15.7
Goodwill impairment	—	—	650.5	—
Equity-based compensation expense	31.1	29.9	82.3	89.2
Restructuring and transaction-related expenses(1)	25.0	4.7	70.3	15.2
Litigation settlement(2)	27.3	1.0	39.5	3.4
Adjusted Operating Income (Non-GAAP)	$119.1	$117.7	$338.8	$323.3

Revenue	$308.8	$318.0	$929.4	$930.4

Operating Income (Loss) Margin (GAAP)	8%	21%	(58)%	18%
Adjusted Operating Income Margin (Non-GAAP)	39%	37%	36%	35%

__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2026, this expense is primarily related to the 2026 Restructuring Program as well as lease restructuring activities, which for the nine months ended September 30, 2026 also included right-of-use asset and the related leasehold improvements impairment charges. Restructuring and transaction-related expenses related to the 2026 Restructuring Program include employee severance and termination benefits and other associated costs, as well as transition-related costs. For the three and nine months ended September 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. Amounts include restructuring and transaction-related expenses, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cost of service	$0.9	$0.5	$4.9	$1.2
Sales and marketing	3.9	1.6	15.3	4.6
Research and development	15.5	1.0	35.3	4.8
General and administrative	4.7	1.6	14.8	4.6
Total restructuring and transaction-related expenses	$25.0	$4.7	$70.3	$15.2
(2)Represents charges associated with legal settlements and associated legal fees related to class actions. The 2026 periods primarily include related charges from the proposed settlement of the 2024 Securities Litigation.

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Adjusted Operating Income (Non-GAAP)	$119.1	$117.7	$1.4	1%	$338.8	$323.3	$15.5	5%

Adjusted Operating Income Margin (Non-GAAP)	39%	37%	36%	35%
Adjusted Operating Income slightly increased primarily due to lower employee compensation expense, bad debt expense, and payroll tax and benefit expense, which was mostly offset by lower revenues, and higher expense for marketing programs. For the nine months ended period, the increase was primarily due to lower employee compensation expense and lower overhead costs.
Adjusted Net Income
We define Adjusted Net Income as net income (loss) adjusted for, as applicable, (i) gain on debt extinguishment, (ii) amortization of acquired technology and other acquired intangibles, (iii) goodwill impairment, (iv) equity-based compensation expense, (v) restructuring and transaction-related expenses, (vi) integration costs and acquisition-related expenses, (vii) litigation settlement, (viii) TRA liability remeasurement (benefit) expense, (ix) other (income) loss associated with restructuring and transaction-related expenses, and (x) tax impacts of adjustments to net income (loss). Adjusted Net Income is presented because it is used by management to evaluate our financial performance and for planning and forecasting purposes. Additionally, we believe that it and similar measures are widely used by securities analysts and investors as a means of evaluating a company’s operating performance. Adjusted Net Income should not be considered as an alternative to cash flows from operating activities as a measure of liquidity or as an alternative to operating income (loss) or net income (loss) as indicators of operating performance.

The following table presents a reconciliation of Net income (loss) to Adjusted Net Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss) (GAAP)	$2.2	$38.7	$(612.2)	$89.5
Gain on debt extinguishment	(3.4)	—	(14.4)	—
Amortization of acquired technology	6.8	9.4	21.1	28.3
Amortization of other acquired intangibles	5.3	5.2	15.6	15.7
Goodwill impairment	—	—	650.5	—
Equity-based compensation expense	31.1	29.9	82.3	89.2
Restructuring and transaction-related expenses(1)	25.0	4.7	70.3	15.2
Litigation settlement(2)	27.3	1.0	39.5	3.4
TRA liability remeasurement (gain) loss	0.3	(0.8)	(5.2)	(14.2)
Other (income) loss associated with restructuring and transaction-related expenses(3)	1.6	—	1.6	—
Tax impacts of adjustments to net income or loss(4)	(5.1)	6.9	16.6	35.9
Adjusted Net Income (Non-GAAP)	$91.1	$95.0	$265.7	$263.0
__________________
(1)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2026, this expense is primarily related to the 2026 Restructuring Program as well as lease restructuring activities, which for the nine months ended September 30, 2026 also included right-of-use asset and the related leasehold improvements impairment charges. Restructuring and transaction-related expenses related to the 2026 Restructuring Program include employee severance and termination benefits and other associated costs, as well as transition-related costs. For the three and nine months ended September 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. Amounts include restructuring and transaction-related expenses, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cost of service	$0.9	$0.5	$4.9	$1.2
Sales and marketing	3.9	1.6	15.3	4.6
Research and development	15.5	1.0	35.3	4.8
General and administrative	4.7	1.6	14.8	4.6
Total restructuring and transaction-related expenses	$25.0	$4.7	$70.3	$15.2
(2)Represents charges associated with legal settlements and associated legal fees related to class actions. The 2026 periods primarily include related charges from the proposed settlement of the 2024 Securities Litigation.
(3)Represents the non-operating cost components associated with the Company’s restructuring and transaction-related activities. For the three and nine months ended September 30, 2026, this expense relates to foreign exchange remeasurement gains and losses for the Israel entity due to the 2026 Restructuring Program.

(4)Represents tax expense associated with Net income (loss) (GAAP) excluded from Adjusted Net Income (Non-GAAP). The Company calculates the tax impacts of adjustments to net income (loss) by multiplying the total gross value of the adjustments, excluding the non-deductible goodwill impairment, by the Company’s U.S. federal and state statutory tax rate. We then recalculate the tax impact of book-tax differences related to equity compensation, the tax receivable agreements, and restructuring and transaction-related expenses. For the three and nine months ended September 30, 2026, the tax impacts of adjustments to net income (loss) between GAAP and Non-GAAP are presented based on the specific rate reconciliation categories established under ASU 2023-09. For the three months ended September 30, 2026, these primarily relate to recognizing $14.5 million of tax benefit related to the amortization of costs associated with corporate structure simplification and adjusting out $3.1 million of tax expense from non-deductible stock-based compensation. For the three months ended September 30, 2025, these primarily relate to recognizing $15.8 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $0.1 million of tax expense from the effects of changes in state tax law and apportionment, and adjusting out $2.8 million of tax expense from non-deductible stock-based compensation. For the nine months ended September 30, 2026, these primarily relate to recognizing $45.1 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $10.1 million of tax expense from foreign tax effects, and adjusting out $8.3 million of tax expense from non-deductible stock-based compensation. For the nine months ended September 30, 2025, these primarily relate to recognizing $44.6 million of tax benefit related to the amortization of costs associated with corporate structure simplification, adjusting out $13.5 million of tax expense from the effects of changes in state tax law and apportionment, and adjusting out $9.8 million of tax expense from non-deductible stock-based compensation. We believe the exclusion of these adjustments provides investors with useful information about the Company’s underlying results and trends, allowing them to better understand and compare net income (loss) related to ongoing operations and the related current and deferred income tax expense.

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Adjusted Net Income (Non-GAAP)	$91.1	$95.0	$(3.9)	(4)%	$265.7	$263.0	$2.7	1%
The decrease was primarily due to lower revenues and higher interest expense, net, partially offset by lower operating expenses, driven by lower employee compensation and payroll tax and benefits expenses. For the nine months ended period, the increase was primarily due to higher Adjusted Operating Income, partially offset by higher interest expense, net.
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

The following table presents a reconciliation of Net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss) (GAAP)	$2.2	$38.7	$(612.2)	$89.5
Provision for income taxes	7.8	17.7	48.0	63.5
Interest expense, net	15.0	11.5	43.2	32.0
Gain on debt extinguishment	(3.4)	—	(14.4)	—
Depreciation expense(1)	9.4	8.2	26.9	21.6
Amortization of acquired technology	6.8	9.4	21.1	28.3
Amortization of other acquired intangibles	5.3	5.2	15.6	15.7
Other (income) loss, net(2)	2.0	(0.4)	(5.1)	(13.5)
Goodwill impairment	—	—	650.5	—
Equity-based compensation expense	31.1	29.9	82.3	89.2
Restructuring and transaction-related expenses(3)	25.0	4.7	70.3	15.2
Litigation settlement(4)	27.3	1.0	39.5	3.4
Adjusted EBITDA (Non-GAAP)	$128.5	$125.9	$365.7	$344.9
__________________
(1)The three and nine months ended September 30, 2026 exclude depreciation charges related to lease restructuring activities. The nine months ended September 30, 2025 exclude the accelerated depreciation associated with the Waltham Lease Restructuring. Refer to Note 4 - Property and Equipment and Note 12 - Leases in our 2025 Form 10-K for further information.
(2)Primarily represents revaluations on tax receivable agreement liability and foreign exchange remeasurement gains and losses.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the three and nine months ended September 30, 2026, this expense is primarily related to the 2026 Restructuring Program as well as lease restructuring activities, which for the nine months ended September 30, 2026 also included right-of-use asset and the related leasehold improvements impairment charges. Restructuring and transaction-related expenses related to the 2026 Restructuring Program include employee severance and termination benefits and other associated costs, as well as transition-related costs. For the three and nine months ended September 30, 2025, this expense is primarily related to employee severance and termination benefits and lease restructuring activities. Amounts include restructuring and transaction-related expenses, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cost of service	$0.9	$0.5	$4.9	$1.2
Sales and marketing	3.9	1.6	15.3	4.6
Research and development	15.5	1.0	35.3	4.8
General and administrative	4.7	1.6	14.8	4.6
Total restructuring and transaction-related expenses	$25.0	$4.7	$70.3	$15.2
(4)Represents charges associated with legal settlements and associated legal fees related to class actions. The 2026 periods primarily include related charges from the proposed settlement of the 2024 Securities Litigation.

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025			2026	2025
Adjusted EBITDA (Non-GAAP)	$128.5	$125.9	$2.6	2%	$365.7	$344.9	$20.8	6%
For the three months ended September 30, 2026, the increase was primarily due to lower employee compensation expense, bad debt expense, and payroll tax and benefit expense, partially offset by lower revenue and higher expense for marketing programs. For the nine months ended September 30, 2026, the increase was primarily due to lower employee compensation expense, payroll tax and benefit expense, and facilities expense, partially offset by higher hosting and infrastructure, technology, and marketing expense.
Liquidity and Capital Resources
As of September 30, 2026, we had $139.5 million of cash and cash equivalents, $23.3 million of restricted cash, $0.5 million of short-term investments, $1.5 million of long-term investments, and $176.0 million available under our First Lien Revolving Credit Facility. Restricted cash includes $13.1 million, classified as current, which was funded into escrow during 2026 to secure our obligation to reimburse a subtenant for tenant improvements. In May 2026, the Company entered into an amendment of its existing credit agreement to increase the total commitments under the First Lien Revolving Credit Facility by $26.0 million. We have financed our operations primarily through cash generated from operations and financed various acquisitions through cash generated from operations supplemented with debt offerings.
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
We typically invoice our subscription customers for services annually, semi-annually, or quarterly in advance of delivery. Therefore, a substantial source of our cash is from such prepayments, which are included on our Consolidated Balance Sheets as unearned revenue. Unearned revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of September 30, 2026, we had unearned revenue of $420.8 million, of which $418.9 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
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

Historical Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$249.4	$321.9
Net cash used in investing activities	(55.7)	(71.1)
Net cash used in financing activities	(216.6)	(265.4)
Net decrease in cash, cash equivalents, and restricted cash	$(22.9)	$(14.6)
Cash flows from operating activities
Net cash provided by operating activities was $249.4 million for the nine months ended September 30, 2026, compared to $321.9 million for the prior year period. The decrease was primarily due to higher cash payments for restructuring and transaction-related expenses, primarily related to the 2026 Restructuring Program and lease restructuring activity, higher cash interest payments, and higher litigation-related payments, partially offset by net refunds of income taxes in the current period compared to income taxes paid in the prior year period.
For the nine months ended September 30, 2026, net cash provided by operating activities reflected a net loss of $612.2 million, adjusted by non-cash charges of $919.8 million and the net decrease in our operating assets and liabilities of $58.2 million. The non-cash charges are primarily comprised of goodwill impairment of $650.5 million, equity-based compensation of $82.3 million, amortization of deferred commission costs of $72.5 million, depreciation and amortization of $64.6 million, and a decrease in deferred tax assets of $43.6 million. The net decrease in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $53.7 million, a decrease in unearned revenue of $56.9 million, an increase in prepaid expenses and other current assets of $28.8 million, and a decrease in accounts payable of $10.6 million, partially offset by a decrease in accounts receivable of $40.4 million and an increase in accrued expenses and other liabilities of $51.4 million.
Net cash provided by operating activities was $321.9 million for the nine months ended September 30, 2025 as a result of net income of $89.5 million, adjusted by non-cash charges of $286.1 million and the net change in our operating assets and liabilities of $53.7 million. The non-cash charges are primarily comprised of equity-based compensation of $89.2 million, amortization of deferred commission costs of $66.5 million, depreciation and amortization of $66.1 million, and a decrease in deferred tax assets net of deferred tax liabilities of $59.0 million. The net change in operating assets and liabilities was primarily the result of an increase in deferred costs and other assets of $54.7 million, and a decrease in unearned revenue of $46.1 million, partially offset by a decrease in accounts receivable of $53.2 million.

We may continue to make future acquisitions as part of our business strategy which may require the use of capital resources and drive additional future restructuring and transaction-related cash expenditures as well as integration and acquisition-related cash costs. During the nine months ended September 30, 2026 and 2025, we incurred the following associated cash expenditures:

	Nine Months Ended September 30,
(in millions)	2026	2025
Interest paid in cash	$51.3	$40.2
Restructuring and transaction-related expenses paid in cash(1)	57.3	14.1
Litigation settlement payments(2)	11.5	3.2
__________________
(1)Represents cash payments directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the nine months ended September 30, 2026, these payments related primarily to charges from the 2026 Restructuring Program, and lease restructuring activity. For the nine months ended September 30, 2025, these payments related primarily to employee severance and termination benefits payments and Waltham Lease Restructuring charges.
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
Cash flows from investing activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $55.7 million, comprised of purchases of property and equipment and other assets of $55.3 million, payments for right-of-use asset initial direct costs of $2.4 million and purchases of investments of $2.0 million, as well as maturities of investments of $4.0 million.
Net cash used in investing activities for the nine months ended September 30, 2025 was $71.1 million, consisting of purchases of property and equipment and other assets of $59.7 million and purchases of investments of $14.2 million.
As we continue to grow and invest in our business, we expect to continue to invest in property and equipment and opportunistically pursue acquisitions.
Cash flows from financing activities
Net cash used in financing activities for the nine months ended September 30, 2026 was $216.6 million and primarily comprised of payments relating to the repurchase of common stock of $130.6 million, repayment of debt of $82.6 million, and payments of taxes related to net share settlement of equity awards of $2.0 million.
Net cash used in financing activities for the nine months ended September 30, 2025 was $265.4 million and comprised of payments relating to the repurchase of common stock of $331.3 million, TRA payments of $23.1 million, payments of taxes related to net share settlement of equity awards of $6.6 million, and repayment of debt of $4.4 million, partially offset by proceeds from revolving credit loans of $100.0 million.

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
Debt Obligations
As of September 30, 2026, the aggregate balance of $100.0 million under the First Lien Revolver is due, in its entirety, at the contractual maturity date of February 28, 2028, and the aggregate remaining principal balance of $556.7 million of 3.875% Senior Notes is due, in its entirety, at the contractual maturity date of February 1, 2029. Interest on the Senior Notes is payable semi-annually in arrears. During the nine months ended September 30, 2026, the Company repurchased $93.3 million in aggregate principal amount of its Senior Notes for $78.2 million (in addition to accrued interest of $0.9 million) in cash. As of September 30, 2026, the Company had a remaining principal balance of $577.7 million with respect to its First Lien Term Loan. The Company is obligated to make principal payments each quarter in the amount of 0.25% of the aggregate outstanding amount as of the latest amendment, with the remaining balance due at the contractual maturity date of February 28, 2030. The foregoing currently represent the only existing required future debt principal repayment obligations that will require future uses of the Company’s cash.
The First Lien Term Loan has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable rate is 0.75% for Base Rate loans or 1.75% for SOFR loans. The effective interest rate on the First Lien Term Loan was 5.89% and 5.71% as of September 30, 2026 and December 31, 2025, respectively.
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
The First Lien Revolving Credit Facility, which has $100.0 million outstanding as of September 30, 2026, has a variable interest rate whereby the Company can elect to use a Base Rate or SOFR plus an applicable rate. The applicable margin is 1.00% to 1.25% for Base Rate loans. The applicable margin for SOFR loans is 2.10% to 2.35%, which includes the credit spread adjustment of 0.1%, depending on the Company’s Consolidated First Lien Net Leverage Ratio. The effective interest rate on the First Lien Revolving Credit Facility was 6.10% and 6.12% as of September 30, 2026 and December 31, 2025, respectively.

Our total net leverage ratio to Adjusted EBITDA is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Adjusted EBITDA. Adjusted EBITDA for the twelve months ended September 30, 2026 was $496.6 million. Our total net leverage ratio to Adjusted EBITDA as of September 30, 2026 was 2.2x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,234.4
Less: Cash, cash equivalents, and investments	141.5
Net contractual maturity of outstanding indebtedness	$1,092.9
Trailing Twelve Months (TTM) Adjusted EBITDA	$496.6
Total net leverage ratio to Adjusted EBITDA	2.2x
Our Consolidated First Lien Net Leverage Ratio is defined in the agreement governing our existing first lien credit facilities (the “First Lien Credit Agreement”) as total contractual maturity of outstanding First Lien indebtedness less cash, cash equivalents and investments (as applicable), divided by trailing twelve months Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements). Cash EBITDA differs from Adjusted EBITDA due to certain defined add-backs, including cash generated from changes in unearned revenue; see table below for reconciliation. Cash EBITDA for the twelve months ended September 30, 2026 was $488.8 million. Our Consolidated First Lien Net Leverage Ratio as of September 30, 2026 was 1.1x.

(in millions, except leverage ratios)
Total contractual maturity of First Lien indebtedness	$677.7
Less: Cash, cash equivalents, and investments	141.5
Net contractual maturity of First Lien indebtedness	$536.2
Trailing Twelve Months (TTM) Cash EBITDA	$488.8
Consolidated First Lien Net Leverage Ratio	1.1x
Our total net leverage ratio to Cash EBITDA (defined as Consolidated EBITDA in our Credit Agreements) is defined as total contractual maturity of outstanding indebtedness less cash, cash equivalents, and investments (as applicable), divided by trailing twelve months Cash EBITDA. Cash EBITDA for the twelve months ended September 30, 2026 was $488.8 million. Our total net leverage ratio to Cash EBITDA as of September 30, 2026 was 2.2x.

(in millions, except leverage ratios)
Total contractual maturity of outstanding indebtedness	$1,234.4
Less: Cash, cash equivalents, and investments	141.5
Net contractual maturity of outstanding indebtedness	$1,092.9
Trailing Twelve Months (TTM) Cash EBITDA	$488.8
Total net leverage ratio to Cash EBITDA	2.2x

Trailing Twelve Months as of
(in millions)	September 30, 2026
Net loss	$(577.5)
Provision for income taxes	54.6
Interest expense, net	53.7
Gain on debt extinguishment	(14.4)
Depreciation expense(1)	35.1
Amortization of acquired technology	30.4
Amortization of other acquired intangibles	20.8
Other income, net(2)	(2.6)
Goodwill impairment	650.5
Equity-based compensation expense	109.3
Restructuring and transaction-related expenses(3)	95.3
Litigation settlement(4)	41.4
Adjusted EBITDA (Non-GAAP)	$496.6
Unearned revenue adjustment	(11.0)
Cash rent adjustment	2.5
Other lender adjustments	0.7
Cash EBITDA (Non-GAAP)	$488.8
__________________
(1)Amounts exclude the depreciation associated with lease restructuring activities.
(2)Primarily represents revaluations on the TRA liability, foreign currency remeasurement (gain) loss and investment income.
(3)Represents costs directly associated with acquisition or disposal activities, including employee severance and termination benefits, contract termination fees and penalties, and other exit or disposal costs. For the trailing twelve months ended September 30, 2026, this expense related primarily to lease restructuring activities, including right-of-use asset and the related leasehold improvements impairment charges, and charges from the 2026 Restructuring Program.
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
Capital Expenditures

	Nine Months Ended September 30,		$ Change	% Change
(in millions)	2026	2025
Capital expenditures	$55.3	$59.7	$(4.4)	(7)%
The decrease was primarily due to lower spending specifically related to facilities.

Tax Receivable Agreements
For information related to our TRA, refer to Note 15 - Tax Receivable Agreements in our 2025 Form 10-K.
As of September 30, 2026, the Company had a liability of $2,725.4 million related to its projected obligations under the TRA. During the nine months ended September 30, 2026 and 2025, $1.2 million and $23.1 million, respectively, was paid to TRA Holders pursuant to the TRA.
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
Due to a sustained decrease in the Company’s stock price, industry considerations, and a decline in planned revenues and earnings as a result of key changes in strategy during the second quarter of 2026, the Company performed a test of its goodwill and other intangible assets for impairment in connection with the preparation of its financial statements for the quarterly period ended June 30, 2026. The Company recorded a goodwill impairment charge of $650.5 million during the second quarter of 2026. There was no impairment identified on our other indefinite-lived intangible assets.
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
As of September 30, 2026, the Company had a remaining goodwill balance of $1,042.2 million. Refer to Note 5 - Goodwill and Acquired Intangible Assets for further information.
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
Interest Rate Risk
Our operating results are subject to market risk from interest rate fluctuations on both our First Lien Term Loan and First Lien Revolving Credit Facility, which bear a variable interest rate based on SOFR. As of September 30, 2026, the total principal balance outstanding on our First Lien Term Loan was $577.7 million. We have implemented a hedging strategy to mitigate the interest rate risk on our First Lien Term Loan by entering into certain derivative instruments (refer to Note 7 - Derivatives and Hedging Activities of our unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q). Based on the outstanding balances and interest rates of our debt as of September 30, 2026, a hypothetical relative increase or decrease in our effective interest rate by 100 basis points or 1% would have caused an immaterial corresponding change over the next 12 months.
Additionally, from time to time, we have de-designated certain cash flow hedging relationships due to repricing of the terms and partial prepayment of the outstanding principal of our First Lien Term Loan since loan inception. As of September 30, 2026, all cash flow hedging relationships are designated as accounting hedges.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure. Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. You should note that the design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
We are subject to various risks that could have a material adverse impact on our business, financial position, results of operations or cash flows. Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed under “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our financial position, results of operations or cash flows. There have been no material changes to the risk factors included in our 2025 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of common stock purchased by the Company during the periods indicated:

Period	Total Number of Shares Purchased(1)	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (in millions)
July 2026	2,549,649	$2.94	2,549,649	$1,104.4
August 2026	758	3.30	—	1,104.4
September 2026	—	—	—	1,104.4
Total	2,550,407		2,549,649
__________________
(1)Shares that were not purchased as part of publicly announced plans or programs were acquired through the withholding of shares to satisfy tax withholding obligations incurred upon the vesting of HSKB phantom units awarded under the HSKB Funds, LLC 2019 Phantom Unit Plan.
(2)In March 2023, the Board authorized a program to repurchase the Company’s common stock (the “Share Repurchase Program”). In February 2026, the Board authorized an additional $1.0 billion bringing the aggregate total authorizations as of September 30, 2026 to $2.6 billion. The Share Repurchase Program has no expiration date. Shares of common stock may be repurchased under the Share Repurchase Program from time to time through open market purchases, block trades, private transactions or accelerated or other structured share repurchase programs. The extent to which the Company repurchases shares of common stock, and the timing of such purchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company. The Share Repurchase Program may be suspended or discontinued at any time.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Except as described in the immediately following paragraph, during the Company’s fiscal quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a trading arrangement intended to satisfy the affirmative conditions of Rule 10b5-1(c) of the Exchange Act (such arrangement, a “Rule 10b5-1 trading arrangement”).
On September 1, 2026, James Roth, Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement. The duration of the Rule 10b5-1 trading arrangement commences on January 1, 2027, and ends on December 31, 2027. The Rule 10b5-1 trading arrangement provides for the sale of a portion of the net shares acquired by Mr. Roth (net of shares withheld to cover the recipient’s tax liability in connection with vesting) resulting from the vesting of up to 305,029 previously granted restricted stock units. The volume of sales will be determined, in part, based on pricing triggers outlined in the Rule 10b5-1 trading arrangement, with a maximum potential sale under the plan of up to 60% of the vested shares from such awards during the term of the plan. Mr. Roth’s Rule 10b5-1 trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.1	Second Amended and Restated Certificate of Incorporation of ZoomInfo Technologies Inc.	8-K filed May 19, 2022	001-39310	3.1
3.2	Amended and Restated Bylaws of ZoomInfo Technologies Inc.	10-Q filed October 30, 2023	001-39310	3.2
4.1	Indenture, dated as of February 2, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.1
4.2	Supplemental Indenture, dated as of July 15, 2021, by and among ZoomInfo Technologies LLC, ZoomInfo Finance Corp., the guarantors named on the signature pages thereto, and Wells Fargo National Association, as trustee	8-K filed July 15, 2021	001-39310	4.2
4.3	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.1)	8-K filed July 15, 2021	001-39310	4.1
+10.1†	Amendment No.3 to the ZoomInfo Technologies Inc. 2020 Employee Stock Purchase Plan
+31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
+101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: November 4, 2026